Form 10-K
period 1998-12-31
MCMORAN EXPLORATION CO /DE/
filed 1999-03-25
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998
                               or
      [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________ to __________

                Commission file number 001-07791

                     McMoRan Exploration Co.
     (Exact name of registrant as specified in its charter)

             Delaware                          72-1424200
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

        1615 Poydras Street
      New Orleans, Louisiana                      70112
(Address of principal executive offices)       (Zip Code)

 Registrant's telephone number, including area code: (504) 582-4000

  Securities registered pursuant to Section 12(b) of the  Act:
                          Common Stock
                 Preferred Stock Purchase Rights

  Securities registered pursuant to Section 12(g) of the  Act:
                              None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $130,440,000 on March 9, 1999.

     On March 9, 1999, there were issued and outstanding
14,107,341 shares of the registrant's Common Stock, par value
$0.01 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement submitted to the registrant's stockholders in connection with the registrant's
1999 Annual Meeting of Stockholders to be held on May 6, 1999 are incorporated by reference into Part III of this report.




                       McMoRan Exploration Co.
                    Annual Report on Form 10-K for
               the Fiscal Year ended December 31, 1998


                          TABLE OF CONTENTS

                                                             Page
Part I

Items 1. and 2. Business and Properties......................  1
Item 3. Legal Proceedings.................................... 17
Item 4. Submission of Matters to a Vote of Security Holders.. 18
     Executive Officers of the Registrant.................... 18

Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.......................................... 19
Item 6. Selected Financial Data.............................. 20
Items 7. and 7A. Management's Discussion and Analysis of
          Financial Condition and Results
           of Operations and Disclosures about Market Risks.. 21
Item 8. Financial Statements and Supplementary Data.......... 28
Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................ 43

Part III

Item 10. Directors and Executive Officers of the Registrant.. 43
Item 11. Executive Compensation.............................. 43
Item 12. Security Ownership of Certain Beneficial Owners and
          Management......................................... 43
Item 13. Certain Relationships and Related Transactions...... 43

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K  ...................................... 43

Signatures................................................... S-1

Exhibit Index................................................ E-1

                             PART I

Items 1 and 2.  Business and Properties

OVERVIEW
McMoRan Exploration Co. (MMR), a Delaware corporation, became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) combined their respective operations (the Merger). As a result of the Merger, MOXY and FSC became wholly owned subsidiaries of MMR. In the Merger, MOXY's shareholders received 0.20 MMR common shares for each outstanding share of MOXY, or a total of 8.6 million MMR shares, while FSC's shareholders received 0.625 MMR common shares for each outstanding share of FSC, or a total of 5.5 million MMR shares. The Merger was accounted for as a purchase with MOXY as the acquiring entity. Accordingly, the financial information in this annual report on Form 10-K includes the historical information of the oil and natural gas operations of MOXY, as well as the sulphur business and oil operations of FSC following the Merger. Hereafter, the terms "natural gas" and "gas" are to be considered synonymous.

     Through its MOXY and FSC subsidiaries, MMR engages in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico (Gulf) and onshore in the Gulf; and the mining, purchasing, transporting, terminaling and marketing of sulphur in the Gulf region.

      MMR and its predecessors have conducted oil and natural gas exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast region and other areas for more than 25 years, which have provided it with an extensive geological and geophysical database and significant technical and operational expertise. MMR expects to continue to concentrate its efforts in this geographic area where its management team has significant exploration experience. MMR believes the opportunities to discover meaningful oil and natural gas reserves are significant and that these opportunities can best be achieved through the use of advanced 3-D seismic technology in selecting exploration prospects. MMR's oil and gas business segment is discussed in detail below.

     MMR's sulphur business includes two operating sulphur mines:
Main Pass 299, in which FSC owns an 83.3 percent interest, located offshore Louisiana; and wholly owned Culberson, located in west Texas, which is expected to cease production by the end of the second quarter of 1999. Other sulphur assets include five sulphur terminals located across the Gulf Coast and various marine and rail transportation assets. MMR also owns an 83.3 percent interest in the Main Pass oil operations. MMR's sulphur business segment is discussed in detail below.

OIL AND GAS SEGMENT
Strategy. MMR's oil and gas strategy is to increase its reserves, production, cash flow and earnings through implementation of selective exploration activities and acquisition of certain producing properties having significant exploration potential primarily in the Gulf and Gulf region. The current low market prices for both oil and natural gas have created an environment in which numerous farm-in, acquisition and other opportunities are becoming available for exploration prospects and producing properties. MMR intends to pursue opportunities vigorously, utilizing the additional capital resources available to it as a result of the Merger, as well as the funds available under the McMoRan Exploration Program (the Exploration Program). See "Exploration Program" below. Exploration Program. In 1997, MMR, through its predecessors, established an aggregate $210 million, multi-year oil and natural gas exploration program with Phosphate Resource Partners Limited Partnership (PLP) and an individual investor, who is now a director of MMR, to explore and develop prospects primarily offshore in the Gulf and onshore in the Gulf Coast region. MMR manages the program, selects all prospects and drilling opportunities, and serves as operator. Under this program most exploration expenditures are shared 56.4 percent by PLP, 37.6 percent by MMR and 6 percent by the individual investor, with all other costs and revenues shared 47 percent by PLP, 48 percent by MMR and 5 percent by the individual investor. Exploration costs consist of all costs associated with leasehold acquisition and maintenance, geological and geophysical studies, seismic surveys, drilling exploratory wells, overhead reimbursements, and all other aspects of identifying prospects and drilling exploratory wells. The Exploration Program will terminate after initial exploration program expenditures of $210 million have been committed or on March 31, 2002, whichever is earlier. At December 31, 1998 approximately $105.2 million had been spent under the Exploration Program.

Oil and Gas Properties. As of March 9, 1999, MMR owned interests in 92 oil and gas leases in the Gulf and onshore Louisiana and Texas covering approximately 138,200 gross acres (approximately 45,300 net acres to MMR). MMR's estimated proved reserves at December 31, 1998 were approximately 82.4 billion cubic feet
(BCF) equivalent consisting of 58.5 BCF of gas and 4.0 million barrels of crude oil and condensate, which includes 3.5 million barrels from Main Pass

299, based on a reserve report prepared by Ryder Scott Company (Ryder Scott), an independent petroleum engineering firm. By comparison, estimated reserves at December
31, 1997 were approximately 40 BCF of gas and 0.4 million barrels of crude oil and condensate or 42.4 BCF equivalent.

     The table below sets forth certain approximate information with respect to MMR's most significant properties as of December
31, 1998, followed by a description of significant operational activities which occurred in 1998 and early 1999.

                                   Net
                        Working  Revenue            Water    Location   Gross
Field, Lease or Well    Interest Interest Operator  Depth    Offshore   Acreage
----------------------  -------- -------- -------- -------  ----------- -------
Proved Properties         (%)       (%)            (in feet)   (miles)
Brazos Block A-19         16.8      13.3    Shell    135   35 Texas      5,760
Main Pass 299             83.3      69.5a   MMR      210   32 Louisiana  1,125
Vermilion Block 159 #3    48.0      39.8    MMR       90   42 Louisiana  3,438
Vermilion Block 160
 Field Unit               41.8      37.1a   MMR      100   42 Louisiana  5,625
Vermilion Block 160 #4    73.0      58.4a   MMR      100   42 Louisiana    -
Vermilion Block 410       37.5      28.0b   ATP      360  115 Louisiana 11,015
West Cameron Block 492    25.0      19.4    MMR      150  110 Louisiana  5,000
West Cameron Block 616    50.0      38.0    MMR      300  130 Louisiana  5,000
Exploration Properties
Brazos Block A-9          16.8      13.5    Shell    135   35 Texas      5,760
Brazos Block A-26         24.0      19.3    MMR      135   35 Texas      5,760
Vermilion Block 144       48.0      35.0    MMR       90   39 Louisiana  4,688


a.Subject to an approximate net profits interest of 50 percent at Main Pass 299, 2.6 percent of the Vermilion Block 160 field unit and 12.7 percent at the Vermilion Block 160 #4 well.
b.The Vermilion Block 410 field was sold in early March 1999.

Proved Properties
 . Vermilion Block 160 Field Unit. MMR's net daily production averaged 10 million cubic feet (MMCF) of gas and 275 barrels of condensate during 1998. During the fourth quarter of 1998 MMR re-completed two wells. MMR purchased additional net revenue interests in this field unit and in Vermilion Block 159 (see below), together with lease rights and certain assumed abandonment obligations associated with Vermilion Block 144, in December 1998 and January 1999. During the first quarter of 1999, MMR offered some of its joint interest partners the opportunity to purchase a share of these additional interests, which they accepted (see "Recent Developments" included in Items 7 and 7A below). Accordingly, MMR currently has an approximate 35.8 percent net revenue interest in the Vermilion Block 160 field unit.

 . Vermilion Block 410.  MMR's  net daily production averaged 13
  MMCF of gas during 1998. In March 1999, MMR sold its interest in the Vermilion Block 410 field resulting in an approximate $3 million gain (see "Recent Developments" included in Items 7 and 7A below).

 . Main Pass 299. As a result of the Merger, MMR acquired the
  Main Pass 299 oil operations. For the period after the Merger through December 31, 1998, Main Pass' net daily production averaged approximately 4,500 barrels of oil.

 . Vermilion Block 160 #4. In 1997, MMR drilled a successful well at a location remote from the existing platform and outside the Vermilion Block 160 field unit. MMR installed a substructure in June 1998 and a deck with processing facilities in November 1998. These facilities are capable of handling up to 60 MMCF per day and will accommodate production from both the Vermilion Block 160 #4 sidetrack well and the Vermilion Block 159 #3 well (discussed below). Production from both wells commenced during January 1999 at a combined gross rate of approximately 53 MMCF of gas and 1,760 barrels of condensate per day.

 . Vermilion Block 159. MMR drilled the Vermilion Block 159 # 3 exploratory well, which resulted in the discovery of a total of 173 true vertical feet of net hydrocarbon pay in five sands. MMR installed a substructure and deck in October 1998 and the pipelines connecting the Vermilion Block 159 #3 and Vermilion Block 160 #4 facilities were completed during the fourth quarter of 1998. Completion work was finalized during the fourth quarter on both wells and production commenced in January 1999, as noted above. MMR purchased additional net revenue interests in this field in December 1998 and January 1999. During the first quarter of 1999, MMR offered its joint interest partners the opportunity to purchase their share of these additional interests which they accepted. Accordingly, MMR currently has an approximate 38.6 percent net revenue interest in the Vermilion Block 159 #3 well.

 . West Cameron Block 616. In March 1998, MMR completed drilling the West Cameron Block 616 #5 development well to develop reserves discovered by the West Cameron Block 616 #2 well drilled in 1996. The #5 well encountered three sands not seen in the #2 well resulting in a total of 324 feet of net gas pay in eight sands. In August 1998, MMR installed an offshore production platform with facilities designed to process approximately 75 MMCF per day. During the first quarter of 1999, production commenced from five completions at a combined rate of approximately 75 MMCF.

 . Brazos Block A-19.  In April 1998 MMR announced that the
  Brazos Block A-19 #2 exploratory well, which had commenced drilling in the fourth quarter of 1997, had encountered hydrocarbons in a separate reservoir compartment within the larger Picaroon Field area. Seismic surveys defined the field extension. Platform and facility design work has begun, with production expected to commence during the second half of 1999. The operator continues to evaluate the field to determine the need for additional drilling. Additionally, MMR has a working interest in the Brazos Block A-26 lease, which is located adjacent to Brazos Block A-19.

 . West Cameron Block 492. During the 1997 fourth quarter MMR's
  West Cameron 492 #1 exploratory well discovered 93 feet of net hydrocarbon pay in five sands. Additionally, the West Cameron 492 #3 well, which was successfully drilled as a delineation well, encountered 83 feet of net hydrocarbon pay in two sands, 57 feet of which was in a new sand. MMR saved both wells for future production, with further drilling in 1999 contemplated on this block.

 . West Cameron Block 617.  In April 1998, the West Cameron Block
  617 #1 exploratory well encountered 306 net feet of gas pay in eight sands. MMR, as operator, set protective pipe and the well was temporarily abandoned. MMR then commenced a second exploratory well that was unsuccessful and plugged and abandoned. MMR has farmed-out this discovery and retained a net profits interest that will escalate from approximately 2.4 percent to 7.2 percent depending upon certain costs and production volumes.

Exploration Properties
  MMR is continually evaluating its current exploration prospects, as well as others offered by third parties, and will drill those considered to have the highest potential. MMR's significant unevaluated properties and unsuccessful exploratory activities during 1998 and early 1999 are summarized below.

 . Brazos Block A-9. MMR and its partners were high bidder on the Brazos Block A-9 lease at the Western Gulf of Mexico lease sale held in August 1998 and were awarded the lease in November 1998. This block is adjacent to and directly northwest of MMR's Brazos Block A-19 property discussed above. The Exploration Program paid approximately $550,000 for its share of this lease, with MMR's share totaling $206,000.

 . Vermilion Block 162.  MMR farmed-in this prospect in January
  1999. Exploratory drilling to a proposed vertical depth of 12,800 feet commenced in January 1999. In February 1999, the well reached a total depth of 12,700 feet and was subsequently plugged and abandoned resulting in an approximate $1.5 million charge to earnings during the first quarter of 1999. MMR is evaluating the geological data collected from the #5 exploratory well, which will determine future exploratory activities. Vermilion Block 162, which is adjacent to MMR's Vermilion Block 160 field unit, encompasses 4,924 acres and is located in approximately 90 feet of water, 42 miles offshore Louisiana.

 . Other. MMR sold its interest in West Cameron Block 519 in July
  1998 for $450,000, recognizing a gain of approximately the same amount. During 1998 exploratory drilling on the Atchafalaya Bay, Grand Isle Block 54 #1, West Cameron Block
  617 #2 and West Cameron Block 157 #1 wells were completed without the discovery of commercial hydrocarbons, resulting in $9.1 million of the related costs being charged against earnings.

Oil and Gas Reserves.   Estimates of  MMR's proved developed  and
proved undeveloped reserves of oil and gas as of December 31, 1998 by Ryder Scott were as follows:

                 Gas(Mmcf)                      Oil(Barrels)
        -------------------------        ------------------------
         Proved         Proved            Proved         Proved
        Developed     Undeveloped        Developed     Undeveloped
        ---------     -----------        ---------    -----------
         39,428          19,033           3,984,317     11,491

     MMR's oil and gas reserves, other than those associated with the Vermilion Block 160 field unit, Vermilion Block 410 and Main Pass 299, are based on wells that had no production history as of December 31, 1998. Estimates of proved undeveloped reserves that may be developed and produced in the future are based on volumetric calculations and on analogy to similar types of reserves rather than on actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves. Further, MMR's proved undeveloped reserves will require additional capital to develop and produce. See "Cautionary Statements" and Items 7 and 7A below.

     The following table sets forth as of December 31, 1998, the estimated future net cash flows before income taxes and the present value of estimated future net cash flows before income taxes, discounted at 10 percent per annum as required by the Securities and Exchange Commission (SEC), from the production and sale of the proved developed and undeveloped reserves attributable to MMR's interest in oil and gas properties as of such date, as determined by Ryder Scott (amounts in thousands).

                                      Proved         Proved         Total
                                     Developed     Undeveloped      Proved
                                    ---------     -----------     -------
Estimated future net cash
  flows before income taxes (1)      $63,166        $17,297       $80,463
Present value of estimated
  future net cash flows before
  income taxes (1)                    56,128         11,323        67,451


(1) In preparing such estimates, Ryder Scott used prices of $9.04 per barrel of oil and condensate and $2.21 per Mcf of gas as of December 31, 1998, the weighted average prices that MMR estimates it would have received, assuming production from all of its properties with proved reserves. The oil price reflects the lower oil market value associated with "sour" crude oil reserves produced at Main Pass 299.

     In accordance with applicable requirements of the SEC, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs at year end. Actual future prices and costs may be materially higher or lower. See "Cautionary Statements" below.

     In accordance with methodology specified by the SEC, certain assumptions were applied in the computation of the reserve evaluation estimates. Under this methodology, future net cash flows are determined by reducing estimated future gross cash inflows to MMR for oil and gas sales by the estimated costs to develop and produce the underlying reserves, including future capital and abandonment expenditures, operating costs, transportation costs, net profits interests, royalty and overriding royalty burdens on certain of MMR's properties.
Future net cash flows were discounted at 10 percent per annum to arrive at discounted future net cash flows. The present value of future net cash flows shown above should not be construed as the current market value as of December 31, 1998, or any prior date, of the estimated oil and gas reserves attributable to MMR's properties. See "Cautionary Statements" below.

     MMR is periodically required to file estimates of its oil and gas reserve data with various governmental regulatory authorities and agencies. In addition, estimates are from time to time furnished to governmental agencies in connection with specific matters pending before such agencies. The basis for reporting estimates of reserves to these agencies, in some cases, is not comparable to that furnished above because of the nature of the various reports required. The major variations include differences in when the estimates are made, in the definition of reserves, in the requirements to report in some instances on a gross, net or total operator basis and in the requirements to report in terms of smaller geographical units.

Production, Unit Prices and Costs. The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs for MMR's sales of oil and gas for each of the years ended December 31, 1998, 1997 and 1996:

                                          1998        1997      1996
                                       ---------   ---------   -------
     Net gas production (Mcf) ........ 8,634,100   4,061,000   631,000
     Net crude oil and condensate
      production (Bbls)(1)...........    304,100      34,000    29,000

     Sales prices:
      Natural gas (per Mcf).............  $ 2.14      $ 2.62    $ 2.72
      Crude oil and condensate(per Bbl).  $10.33      $19.19    $22.22
     Production (lifting) costs per
       Mcf equivalent(2  ...............  $ 0.44      $ 0.28    $ 0.94


(1) Includes production from the Main Pass oil operations for the period November 17, 1998 through December 31, 1998, which totaled approximately 202,700 barrels.
(2) Production costs were converted to an Mcf equivalent on the basis of one barrel of oil being equivalent to six Mcf of natural gas. Production costs exclude all depreciation and amortization associated with property and equipment. The components of production costs may vary substantially among wells depending on the production characteristics of the particular producing formation and method of recovery employed and other factors, but include charges under transportation agreements and all lease operating expenses.
                       ____________________

     The relationship between MMR's sales prices and its production (lifting) costs depicted by the table above is not necessarily indicative of future results of operations expected by MMR. See "Cautionary Statements" below.

Acreage. The following table sets forth the oil and gas acreage in which the Company held an interest as of December 31, 1998:

                                  Developed(1)          Undeveloped
                                ----------------     -----------------
                                 Gross     Net        Gross       Net
                                Acres(2)  Acres(3)    Acres(2)   Acres(3)
                                ------    ------     -------     ------
Offshore (federal waters) .     48,214    17,132      98,973     30,787
Onshore Louisiana and Texas        115        29       2,157        634
                                ------    ------     -------     ------
     Total.................     48,329    17,161     101,130     31,421
                                ======    ======     =======     ======

(1) "Developed" acreage includes acreage by lease, unit or offshore block in which there are one or more producing wells or shut-in wells capable of commercial production and/or acreage with established reserves in quantities deemed sufficient to develop.
(2) The term "Gross Acre" refers to acres in which the Company owns a working interest and/or operating rights.
(3) The term "Net Acre" refers to gross acres multiplied by the percentage of the working interest and/or operating rights owned therein.

Oil and Gas Drilling Activity. The following table sets forth the gross and net number of productive, dry and total exploratory and development wells that the Company drilled in each of the years ended December 31, 1998, 1997 and 1996:

                          1998             1997            1996
                      ------------    -------------   -------------
                      Gross   Net     Gross    Net    Gross    Net
                      -----  -----    -----   -----   -----   -----
Exploratory
Productive                3  0.888        4   1.251       4   0.910
Dry                       4  1.440        3   0.737       4   0.948
                      -----  -----    -----   -----   -----   -----
Total                     7  2.328        7   1.988       8   1.858
                      =====  =====    =====   =====   =====   =====
Development
Productive                1  0.500        5   2.484       -       -
Dry                       -      -        -       -       -       -
                      -----  -----    -----   -----   -----   -----
Total                     1  0.500        5   2.484       -       -
                      =====  =====    =====   =====   =====   =====

Marketing. MMR's gas sales are currently made in the "spot market" at prevailing prices. Prices on the spot market fluctuate with demand and for other reasons. Crude oil and condensate production are generally sold one month at a time at prevailing prices. However, the sour crude oil produced at Main Pass 299 is currently sold exclusively to Amoco Production Company pursuant to terms of a contract that is scheduled to expire June 30, 1999.

SULPHUR SEGMENT
As a result of the Merger, MMR is the successor to a line of business that has been conducted by its predecessors since
1912, making it the longest continuously operating sulphur company in the United States. MMR conducts all of its sulphur operations through its FSC operating subsidiary. Sulphur, both in its elemental form and in the form of sulphuric acid, is essential to agriculture and industry. Sulphur is a base element primarily used in the production of sulphuric acid, which is used in the manufacture of phosphate fertilizers and other agricultural chemicals, and numerous industrial applications, including ore and metal leaching, petroleum and mineral refining and chemical manufacturing. While sulphur is essential in almost every segment of the economy, it is generally used as a processing agent and is seldom apparent in the final product. Sulphur can be obtained through mining operations or recovered from the refining of sour natural gas and sour crude oil. See "Competition" below.

Strategy. MMR's sulphur strategy is to utilize its sulphur production facilities and its transportation and logistical assets and capabilities to maintain its leadership position in the U.S. sulphur market and to capitalize on potential new marketing opportunities. MMR expects to evaluate opportunities for growth by expanding its third party sulphur transportation and terminaling services business and increasing its recovered sulphur marketing activities.

    MMR's sulphur sales volumes and realizations will continue to depend on the level of demand from the phosphate fertilizer industry and the availability of competing supplies from recovered sulphur producers, as well as possible imports from Canada (see "Antidumping Finding" below). Accordingly, MMR will continue to evaluate its sulphur business strategy in light of competitive factors and the dynamics of the sulphur market, including the possibility of adjusting overall production levels to match changes in market fundamentals.

Sulphur Mine Operations. Although sulphur is one of the most common elements in the earth's crust, discoveries of elemental sulphur in quantities that can be mined economically are rare. MMR is currently mining one such deposit, the Main Pass mine located offshore Louisiana, in which MMR owns an 83.3 percent interest. MMR's discovery at Main Pass in 1988 was the first major sulphur discovery in North America in over 25 years. MMR also produces sulphur at its wholly owned Culberson mine but expects to permanently discontinue production at this mine by the end of the second quarter of 1999.

  The Frasch Process. The Main Pass mine utilizes the Frasch mining process, which involves drilling wells and injecting superheated water into the underground sulphur deposit to melt solid sulphur, which is then recovered in liquid form. MMR and its predecessors have used the Frasch process for more than 80 years, and have developed technology using superheated seawater in the Frasch process, thereby enhancing offshore mining. The sulphur deposit at MMR's Main Pass mine is located approximately 2,000 feet underground. Sulphur production wells are drilled into sulphur bearing formations by rotary drilling rigs employing a directional drilling technique that permits drilling from the well platform at angles of up to 90 degrees from vertical, allowing sulphur within a radius of more than 3,800 feet to be mined from a single platform. In addition to production wells, pressure control wells must also be drilled to recover excess water from the underground formation and to facilitate water flow. In the Frasch process, superheated water and compressed air are forced separately through concentric pipes towards the sulphur deposit, where the heated water liquefies the sulphur and the compressed air helps lift the molten sulphur to the surface. MMR has also developed proprietary technology that enables it to use seawater in the Frasch process without experiencing the corrosion and scaling that otherwise would affect the heat exchangers and pipelines. Frasch mining of sulphur deposits at locations where large quantities of fresh water are unavailable, such as Main Pass, would not be commercially viable without these techniques.

  Natural gas and water are the two resources essential to the Frasch process. Natural gas fired boilers are used to produce steam to heat the water in heat exchangers to the superheated state necessary for sulphur liquefaction. MMR's Main Pass operations currently consume approximately eight billion cubic feet of natural gas annually. MMR is dependent on others for the supply of natural gas, but has never experienced difficulty in obtaining the required supply of natural gas because it has long-term supply agreements in place with prices tied to market indices. Natural gas is supplied to the Main Pass operation by a single supplier, but MMR has access to a large multiple-supplier pipeline should its primary supplier have difficulties in delivering its requirements. MMR also supplements its natural gas needs at Main Pass with the gas that is produced in conjunction with its Main Pass oil operations which is provided to the sulphur mining operations in exchange for electricity used by the oil operations. In the event of a national shortage of natural gas, curtailment may be imposed by federal authorities and may interfere with the mining process, but MMR believes that the risk of such curtailment during the anticipated life of the mine is remote. Moreover, if necessary, the boilers can be converted to operate on fuel oil. The availability of water for the Main Pass mine is not a factor because of MMR's ability to use seawater in its mining operations.

  The Mines. The Main Pass mine currently has the highest production rate of any sulphur mine in the world and contains the largest known Frasch sulphur reserve in North America. The free sulphur in the Main Pass deposit exists in the porous limestone that is part of the caprock covering a salt dome. The Main Pass offshore complex, which is more than a mile in length, is one of the largest structures of its type in the world and is the largest in the Gulf. The Main Pass mine was designed to produce an average of 5,500 long tons of sulphur per day over its life and has two sulphur storage tanks with a combined capacity of 24,000 long tons. The facility, which has housing capacity for 240 persons, is located in 210 feet of water and is designed to withstand hurricane force conditions. All Main Pass sulphur is transported to MMR's terminal in Port Sulphur, Louisiana in 7,500-ton self-propelled tankers. MMR receives a fee from Homestake Sulphur Company (Homestake), which owns the remaining
16.7 percent interest in Main Pass, for operating the Main Pass mine and for processing, transporting and marketing Homestake's share of the Main Pass sulphur. Production from the Main Pass mine is subject to a royalty of 12.5 percent of net mine revenues that is payable to Mineral Management Service (MMS).

  FSC began operating the Culberson mine, which is located in west Texas south of the New Mexico border, in January 1995 after acquiring the mine from Pennzoil Company, which subsequently became PennzEnergy Company (Pennzoil). As previously discussed, FSC has decided to permanently cease production at the Culberson mine, with final production expected by the end of the second quarter of 1999.

  As part of FSC's original acquisition of the Culberson mine, FSC is required to make quarterly payments to Pennzoil. The amount of these payments vary based upon the average market price of sulphur during a given quarter, which determines the assumed volumes of sulphur that would be produced. FSC is obligated to make these payments whether or not the Culberson mine is operational. The payments terminate upon the earlier of January 2015 or the quarter in which the cumulative assumed volume of production exceeds 18.6 million long tons. Under this arrangement, MMR paid Pennzoil $0.4 million in 1998 after the Merger. FSC estimates that the annual royalty will be approximately $1.0 million, based on a long-term average sulphur price of $62.50 per long ton. These payments could vary materially from this estimate depending on actual market prices for sulphur. FSC has a right, which first became exercisable on January 1, 1999 and is again exercisable on each subsequent third anniversary of that date, to terminate its obligation to make further quarterly installment payments in exchange for a lump sum payment of $65 million less a cumulative inflation adjustment on the date the right is exercised, but in no event less than $10 million. If FSC does not exercise its right on any option date, Pennzoil may, within a defined time period after each option date, require FSC to make a single payment of $10 million in exchange for relinquishing its rights to receive any further payments under the agreement.

  MMR also has rights to sulphur deposits at its Caminada Mine, located eight miles from Grand Isle in the Gulf, which MMR is not currently mining. MMR is maintaining its lease rights to the remaining sulphur resource under a "suspension of production" issued by the MMS. MMR estimates that the Caminada mine has approximately 1.8 million long tons of recoverable proved sulphur remaining.

  Sulphur Reserves. The table below sets forth MMR's portion of the proved developed reserves for MMR's Main Pass sulphur mine.

                                                 Long Tons at
Proved Developed Reserves(1)                     December 31,
                                                    1998(2)
                                                 -------------
Main Pass ......................................  52.4 million
Culberson (3)  .................................   0.2 million

(1) The above sulphur reserves are considered proved developed because of MMR's extensive drilling and production experience and current assessment of future market prices and costs.
(2) Reserves represent long tons (2,240 lbs.) of sulphur that are expected to be recovered from the host formation. Long tons of sulphur are calculated in place and a recovery factor, based on the percentage of residual sulphur expected to be left behind, is applied to calculate the total estimated recoverable tons.
(3) Represents the expected 1999 production from the Culberson mine, which is expected to permanently cease operations by the end of the second quarter of 1999.

Recovered Sulphur Purchases. MMR is a major purchaser of recovered sulphur in the United States. Management expects its sulphur purchasing program, which is currently averaging over one million long tons per year, to increase and become a more significant component of MMR's sulphur business. MMR purchases recovered sulphur principally from oil refineries located along the lower Mississippi River and in the Louisiana and Texas Gulf Coast regions, and from gas processing plants in Mississippi and Texas.

  MMR's recovered sulphur purchase program provides it with a source of sulphur that enables MMR to meet its sales contract commitments. Approximately 54 percent of MMR's 1998 sulphur sales volumes were supplied through recovered sulphur purchases for the period November 17, 1998 through December 31, 1998. MMR believes that its position as a leading sulphur supplier in the domestic market, coupled with its extensive sulphur handling capabilities, would allow it to competitively replace any curtailed mine production with purchased recovered sulphur; however, there can be no assurance that it will be able to do so.

Sulphur Handling Operations. MMR operates the largest molten sulphur handling system in North America and has the capacity to transport and terminal over five million long tons of molten sulphur annually. MMR uses this system both to support the movement of its own mined and purchased sulphur, and as a service that it markets to recovered sulphur producers and industrial consumers. MMR believes that the integration of the sulphur handling business with its production, purchasing and marketing operations gives it a synergistic competitive advantage over other suppliers of similar services.

  Marine Transportation. MMR operates two molten sulphur tankers, each having a capacity of approximately 25,000 tons. The two tankers, which are loaded at MMR's Galveston, Texas and Port Sulphur, Louisiana terminals and travel to its Tampa, Florida terminals, have the combined capacity to transport 3.5 million long tons of sulphur per year across the Gulf. MMR's inland barge system is capable of transporting over one million tons annually. Each of MMR's barges has a capacity of approximately 2,500 long tons and serves the Texas, Louisiana and Mississippi Gulf Coast regions and the lower Mississippi River. Two 7,500-ton self-propelled barges are used to transport sulphur from the Main Pass mine's offshore production platform and can also be used in Gulf Coast service to transport sulphur from MMR's terminals to its customers.

  Land Transportation. MMR owns a rail car fleet that transports sulphur from the Culberson mine, which will be used to transport recovered sulphur following the closure of the Culberson mine. MMR also makes other rail movements in connection with transporting sulphur directly to customers' plants. MMR is currently negotiating a sale and leaseback transaction involving all of its railcars. The transaction, expected to be completed during the first half of 1999, would provide MMR with approximately $10 million and require subsequent annual rental payments of $1.1 million over a 12 year period, with a buyout provision included after 10 years. MMR also transports approximately 700,000 tons of molten sulphur per year through a third party trucking service used primarily to serve the Galveston, Texas, lower Mississippi River and Pensacola, Florida areas.

  Terminals. MMR operates five sulphur terminals in the United States, the largest of which is located at Port Sulphur, Louisiana. The Port Sulphur facility is a combined liquid storage tank farm and stockpile area for solid sulphur. Liquid sulphur is stored in steam-heated, insulated tanks having an aggregate capacity of approximately 110,000 long tons. The solid storage area can hold approximately 1.3 million long tons of solid sulphur. Because substantially all of MMR's domestic customers consume sulphur in liquid form, MMR delivers all of its production in liquid form. This reduces the need to remelt the sulphur, conserves energy and reduces costs, and is an environmentally superior handling method. Sulphur can be solidified for long-term storage to maintain inventory reserves. MMR owns a high capacity sulphur melter that permits the conversion of solid sulphur into liquid sulphur to supplement mine production during periods of high demand and to cover shortfalls in mine production or in recovered sulphur purchases. Sulphur is transported from Port Sulphur by barge to customers' plants in Louisiana on the lower Mississippi River or along the Gulf Coast of Texas and Mississippi, or by tanker to MMR's terminals in Tampa.

  MMR's other terminals are located in Tampa and Pensacola, Florida and Galveston, Texas. Each of MMR's two Tampa terminals has a liquid storage capacity of 90,000 long tons and is supplied with sulphur from Port Sulphur and Galveston by tanker. Each of the Tampa facilities ships molten sulphur to phosphate fertilizer producers in central Florida by tank truck. The Pensacola terminal has a storage capacity of 10,000 long tons and is used for the storage, handling and shipping of recovered sulphur purchases or transporting recovered sulphur for third parties. Molten sulphur is shipped by barge from the Pensacola terminal to either the Port Sulphur terminal or directly to lower Mississippi River customers.

  MMR acquired the Galveston terminal from Pennzoil in 1995; it has 75,000 long tons of liquid storage tanks and solid storage capacity of one million long tons. This terminal receives sulphur from MMR's Culberson mine by rail car, and recovered sulphur purchases by truck, barge or rail, and then ships sulphur to local customers by truck or barge or to the Tampa terminals by tanker. The Galveston terminal also has the ability to load solid sulphur aboard large oceangoing vessels, giving MMR access to international markets should market conditions favor sulphur exports.

Sulphur Sales. Substantially all of MMR's sulphur is sold to the phosphate fertilizer industry for the manufacture of sulphuric acid, which is used to produce phosphoric acid, a base chemical used in the production of phosphate fertilizers. Typically, the phosphate fertilizer industry accounts for approximately 90 percent of the MMR's total sulphur sales. The majority of MMR's sulphur supply contracts, with the exception of its contract with IMC-Agrico Company (IMC-Agrico) discussed below, are for a term of one year or longer and generally call for the repricing of sulphur on a quarterly or six-month basis. MMR also processes, transports, and markets Homestake's share, which represents 16.7 percent of production at the Main Pass mine, for a fee.

  Sales to IMC-Agrico, MMR's largest customer, a manufacturer of phosphate fertilizers and the largest purchaser of elemental sulphur in the world, represented 68.4 percent of MMR's sulphur sales and 35.9 percent of its total revenues during 1998.
Pursuant to a Sulphur Supply Agreement, MMR has agreed to supply and IMC-Agrico has agreed to purchase approximately 75 percent of IMC-Agrico's annual sulphur consumption for as long as IMC-Agrico has an operational need for sulphur. The price per ton for all sulphur delivered under the agreement is based upon the weighted average market price for sulphur delivered by other sources to IMC-Agrico's New Wales production plant in central Florida, except that MMR is entitled to a premium with respect to approximately 40 percent of the sulphur that it delivers under the agreement. IMC-Agrico also pays a portion of the freight costs associated with the delivery of sulphur under the agreement. Although this contract was entered into at a time when
IMC-Agrico was an affiliate of MMR and its predecessors, management believes that the terms of the Sulphur Supply
Agreement are no less favorable to MMR than those that could have been negotiated with an unaffiliated party. In the fourth quarter of 1998, IMC-Agrico requested that MMR engage in good faith negotiations with respect to the pricing terms of the Sulphur Supply Agreement. The Sulphur Supply Agreement requires renegotiation if a party's performance under the agreement has been rendered "commercially impracticable" or "grossly inequitable" as a result of fundamental changes in the party's operations or the sulphur and sulphur transportation markets.
Representatives of MMR and IMC-Agrico have met to discuss the pricing terms of the agreement, and MMR has advised IMC-Agrico that it does not believe that the conditions warranting renegotiation have occurred.

  Revenues from MMR's sulphur sales depend significantly on production levels of phosphate fertilizer, the availability of sulphur that is recovered from high-sulphur oil and natural gas refining and the rate at which stored surpluses of recovered sulphur, particularly in Canada, are released into the market and depleted. Current prices are substantially weaker than the high levels of the early 1990's, primarily because of economic and political changes in Eastern Europe and the former Soviet Union, which led to the closure of plants consuming in excess of seven million tons of sulphur per year. Improved phosphate consumption rates, coupled with reduced imports and curtailed mine production, stabilized sulphur prices beginning mid-year 1996 and continued into 1997. To the extent that current United States phosphate fertilizer production remains strong, sustained sulphur demand is expected to continue; however, the current level of Canadian sulphur inventories limits the potential for significant price increases. See "Competition" below.

Antidumping Finding. In 1973, the U. S. government found that certain Canadian producers of elemental sulphur were dumping sulphur into the U. S. sulphur market in violation of the U. S. Antidumping Act of 1921 (the Antidumping Act) and the U. S. government imposed certain limitations on those producers. In the intervening period, many of the Canadian producers that were originally subject to this finding established that they were no longer selling sulphur in violation of the Antidumping Act and had the application of the finding revoked as to them. Under a recent change in law, all antidumping findings (including the 1973 finding) are subject to a regular five-year "sunset review." On December 22, 1998, the U. S. International Trade Commission
(ITC) determined that revoking the antidumping finding covering imports of elemental sulphur from Canada would not likely lead to
material injury to the domestic sulphur industry.   As a result,
the U. S. Department of Commerce (DOC) will revoke the antidumping finding effective January 1, 2000. MMR and other U.
S. sulphur producers have the right to petition the DOC and ITC for a new antidumping order if the circumstances confronting the domestic industry warrant that action.

  MMR believes that the revocation will have no immediate impact on MMR's business because of the delayed effective date of the revocation of the finding. Approximately 90 percent of the Western Hemisphere's sulphur inventories currently consist of sulphur recovered from natural gas in the province of Alberta in western Canada. The costs of handling and transporting the sulphur from Canadian producers to customers in the U.S. is a major component of the ultimate cost to the customers. At certain price levels in the U. S. sulphur markets, and depending on prices in foreign markets they supply, Canadian producers can be expected to increase sulphur sales to U. S. buyers in competition with MMR. Over the long term, MMR will take steps necessary to protect itself against unfairly traded imports, including, if appropriate, petitioning the DOC and ITC. No assurance can be given, however, as to the outcome of any future proceeding.

Reclamation Obligations. MMR's operating subsidiary FSC assumed responsibility for environmental liabilities associated with the prior conduct of its predecessors, including reclamation responsibilities at three previously producing sulphur mines. Sulphur production was suspended at the Caminada offshore sulphur mine in 1994, and FSC will be required to salvage the mining facilities once the remaining reserves are produced or it becomes certain that the reserves will not be economically recoverable. FSC's salvage expense will be shared on a 50/50 basis with Exxon Corporation, and the estimated expense has been accrued.

  FSC's Grande Ecaille mine, which was depleted in 1978, was reclaimed in accordance with applicable regulations at the time of closure. Although FSC has no legal obligation to do so, it has undertaken to reclaim wellheads and other materials, none of which are classified as hazardous, that are being exposed through coastal erosion, and it is anticipated that these reclamation activities will continue for several more years. Additional expenditures may be required from time to time if erosion continues.

  In September 1997, FSC completed the salvage of its Grand Isle mine in the Gulf of Mexico, which was depleted in 1991, by converting it into an artificial reef for the enhancement of marine life. The reef was constructed at the request of the State of Louisiana as part of its "Rigs-to-Reefs" program through which the State and private industry are cooperating to provide useful marine habitats using offshore structures that are no longer needed for commercial activities. The Grand Isle reef is the first in shallow water and is the largest in the Gulf. The reef has been donated to the State of Louisiana, which now assumes all responsibility for its upkeep, although FSC will retain responsibility for any environmental liabilities that may arise from previous mining activities with respect to this site.

  FSC plans to permanently discontinue sulphur production at its Culberson sulphur mine by the end of the second quarter of 1999. Reclamation costs for the Culberson mine are fully accrued, with approximately $13 million of these costs expected to be incurred within the next year. FSC has also closed nine other sulphur mines, all of which have been reclaimed in accordance with applicable regulations and customary industry practices. Reclamation of FSC's Main Pass sulphur mine will be required upon the closure of that facility, and the related future costs are being accrued (see "Environmental" included in Items 7 and 7A below).

  Although MMR believes that FSC's prior reclamation activities were carried out in compliance with then applicable laws and regulations and that it is accruing adequate reserves to cover future reclamation costs, no assurance can be given that FSC will not incur materially greater reclamation costs than those anticipated or that the timing of such cost will occur as presently estimated by MMR.

REGULATION
General.   MMR's mining, production and exploration activities
are subject to various federal, state and local laws governing exploration, development, production, exports, taxes, labor standards, occupational health and safety, toxic substances and other matters. Regulations pertaining to the environment mandate, among other things, the maintenance of air and water quality standards, solid and hazardous waste standards, protection of underground sources of drinking water, and protection and regulation of wetland areas. All material licenses, permits and other authorizations currently required of each existing operation have been obtained or timely applied for.

  To comply with these federal, state and local laws, material capital and operating expenditures on environmental projects, both with respect to maintaining current operations and initiating new operations, may be required in the future. The amount of such expenditures cannot be estimated at this time, but such costs could have an adverse effect on MMR's financial condition and results of operations. There is also a risk that more stringent laws affecting the operations of natural resources companies could be enacted, and although such regulations would affect the industry as a whole, compliance with such new regulations could be costly.

   Domestic oil operations are subject to extensive state and federal regulation. Compliance is often burdensome, and failure to comply carries substantial penalties. The heavy and increasing regulatory burden on the oil industry increases the cost of doing business and consequently affects profitability.

Exploration, Production and Development. The exploration, production and development operations of both the oil and gas and sulphur segments of MMR are subject to regulation at both the federal and state levels. Regulation requires operators to obtain permits to drill wells and to meet certain bonding and insurance requirements in order to drill or operate wells. Regulation also controls the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. MMR's exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled, the levels of production, and the unitization or pooling of oil and gas properties.

    MMR presently has interests in or rights to 31 offshore leases located in federal waters on the outer continental shelf
(OCS). Federal leases are administered by the MMS. Individuals and entities must qualify with the MMS prior to owning and operating any leasehold or right-of-way interest in federal waters. Such qualification with the MMS generally involves filing certain documents with the MMS and obtaining performance bonds. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corp of Engineers and the Environmental Protection Agency (EPA)), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of OCS production platforms and pipelines. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed amendments to such regulations that would prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has issued other regulations governing the plugging and abandonment of offshore wells and the removal of all production facilities. To cover the various obligations of an OCS lease, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other security can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require all MMR operations on federal leases to be suspended or terminated. Any such suspension or termination would materially adversely affect MMR's financial condition and operations.

Environmental Matters

    General. MMR's operations are subject to extensive federal, state and local regulatory requirements relating to environmental affairs, health, safety, waste management and chemical products. These laws and regulations require the acquisition of permits before construction or drilling commences, limit or prohibit construction and drilling activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for potential pollution resulting from the MMR's operations.

    Moreover, the recent trend toward stricter standards in environmental legislation and regulations is likely to continue. For instance, legislation has been proposed in Congress from time to time to reclassify oil and gas production wastes as "hazardous waste." If such legislation were to be enacted, it could have a significant impact on the operating costs of MMR, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states and could have a similar impact on MMR. Management believes that compliance with current applicable environmental laws and regulations will not have a material adverse impact on MMR. MMR believes that its operations are and will continue to be in material compliance with applicable environmental laws, regulations and ordinances.

    It is possible, however, that future developments such as stricter environmental laws or regulations could adversely affect MMR's operations. Moreover, some risk of environmental costs and liabilities is inherent in MMR's operations as it is with other companies engaged in similar or related businesses, and there can be no assurance that material costs and liabilities will not be incurred by MMR in the future.

    Solid Waste. MMR's operations may generate or involve the transport of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. In addition, the EPA is presently in the process of developing stricter disposal standards for nonhazardous waste. Changes in these regulations may result in additional expenditures or operating expenses by MMR.

    Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes, also known as "Superfund" laws, impose liability on certain classes of persons that contribute to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA, and in some cases third parties to take actions in response to threats to the public health or the environment and to recover their costs from the responsible classes of persons. Despite the "petroleum exclusion" of CERCLA that encompasses wastes directly associated with crude oil and gas production, MMR may generate or transport "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of its ordinary operations. Thus, MMR may be responsible under CERCLA or the state equivalents for all or part of the costs required to clean up sites where a release has occurred.

    Air.  MMR's operations are subject to the Clean Air Act
(CAA) and comparable state statutes. Amendments to the CAA were adopted in 1990 and contain provisions may result in the gradual imposition of certain pollution control requirements with respect to air emissions from MMR's operations. The EPA has been developing regulations to implement these requirements. MMR may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

    Water. The Clean Water Act (CWA) strictly regulates the unauthorized discharge of pollutants into navigable waters. The CWA provides for civil and criminal penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and imposes substantial potential liability for the costs of removal, remediation and damages. Similarly, the Oil Pollution Act of 1990 (the OPA) imposes liability for the discharge of oil into or upon navigable waters or adjoining shorelines. Among other things, the OPA raises liability limits, narrows defenses to liability and provides more instances in which a responsible party is subject to unlimited liability. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of an unauthorized discharges into state waters. Further, the Coastal Zone Management Act authorizes state implementation and development of programs or management measures for nonpoint source pollution to restore and protect coastal waters.

    Endangered Species. Several federal laws impose regulations designed to ensure that endangered or threatened plant and animal species are not jeopardized and their critical habitats are neither destroyed nor modified. These laws may restrict MMR's exploration, development and production operations and impose civil or criminal penalties for non-compliance.

Safety and Health Regulations

    MMR is also subject to laws and regulations concerning occupational safety and health. It is not anticipated that MMR will be required in the near future to expend amounts that are material in the aggregate to MMR's overall operations by reason of occupational safety and health laws and regulations, but inasmuch as such laws and regulations are frequently changed, MMR is unable to predict the ultimate cost of compliance.

EMPLOYEES
    At March 9, 1999, MMR had 317 employees, 286 at the sulphur mine sites and terminals, and 31 employees located at MMR's New Orleans headquarters primarily devoted to managerial, land and geological functions. A total of 93 employees are expected to be terminated subsequent to the closure and reclamation of the Culberson mine site. None of MMR's employees are represented by any union or covered by any collective bargaining agreement. MMR believes its employee relations are satisfactory.

    Since January 1, 1996 numerous services necessary for the business and operations of MMR, including certain executive, technical, administrative, accounting, financial, tax and other services, have been performed by FM Services Company (FMS), currently owned 45 percent by MMR, pursuant to a services agreement between FMS and MMR (the Services Agreement). Prior to January 1, 1998 these services were provided for a fixed annual fee of $1.0 million, subject to annual cost of living increases beginning in the first quarter of 1997. As of January 1, 1998, FMS provides services to MMR on a cost reimbursement basis. The Services Agreement is terminable by MMR at any time upon 90 days notice. For the year ended December 31, 1998 MMR incurred $4.3 million of expenses under its agreement with FMS.

    MMR also uses contract personnel to perform various professional and technical services including but not limited to construction, well site surveillance, environment assessment, as well as field and on-site production operating services such as pumping maintenance, dispatching, inspection and testing. These services, which are intended to minimize MMR's development costs, allow MMR's management staff to focus on directing all of its sulphur and oil and gas operations. Currently MMR has two predominant suppliers of services under these third-party services arrangements: CLK Company L.L.C. (CLK) and Crescent Technology, Inc. (Crescent). MMR has a contract with CLK, a company independently owned by its employees, to provide geological and geophysical services to MMR on an exclusive basis. MMR pays an annual retainer fee of $2.2 million, with $0.5 million of these fees paid in MMR common stock, plus certain expenses and an overriding royalty interest of up to 3 percent in prospects accepted by MMR. For the year ended December 31, 1998 fees and expenses to CLK totaled $2.6 million. Crescent, whose employees include many former employees of FSC and its former affiliates, furnishes certain engineering consulting, research and development, environmental and safety services primarily to MMR's sulphur operations.

CAUTIONARY STATEMENTS
    This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" regarding MMR's financial position and liquidity, payment of dividends, MMR's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates and future net revenues attributable thereto, business strategies, and other plans and objectives of management of MMR for future operations and activities.

    Forward-looking statements are based on certain assumptions and analyses made by MMR in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in MMR's other filings with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by MMR, changes in law or regulations and other factors, many of which are beyond the control of MMR. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to MMR or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from MMR's expectations include, among others, the following:

Significant Historical Operating Losses. Until recently, MMR had only two significant producing gas fields. The fields that commenced production during the first quarter of 1999 had no production history at year-end 1998, thus making proved reserves and levels of future production and cash flow attributable to these fields less susceptible to estimation. Also, as a result of the expensing of non-productive exploratory drilling and related costs from MMR's exploratory program, MMR has incurred significant operating losses. The Merger has given MMR a more stable source of operating cash flows and may improve its operating results. However, MMR's viability must be considered in light of the risks and difficulties frequently encountered by companies engaged in the early stages of their oil and gas exploration, development and production activities.

Substantial Capital Requirements. The development of MMR's oil and gas division will continue to require substantial expenditures. MMR's future financial results depend on its ability to locate hydrocarbons in commercial quantities and on the market prices for oil, natural gas and sulphur. There can be no assurance that MMR will achieve or sustain profitability or positive cash flows from operating activities in the future.

     MMR makes, and will continue to make, substantial capital expenditures for the exploration, development and production of oil and natural gas reserves and related projects. If MMR fails to discover significant reserves, experiences operating difficulties or if oil, natural gas and sulphur prices decline and reduce cash generated from operations, MMR may be required to borrow funds currently available under its existing credit facility agreements. However, there is no assurance that the current credit facility could meet all of MMR's financing needs because the amount of the credit facility proceeds available at any time is directly influenced by MMR's operating cash flows.

Seasonality of Oil, Natural Gas and Sulphur Markets. There is only a limited effect on oil prices from seasonal changes in demand. Gas prices normally increase during the winter months as the demand for heating fuel increases and decrease during the summer months when demand for natural gas is reduced.

     Because the principal use of sulphur is in the manufacture of phosphate fertilizers, MMR's ability to successfully market its sulphur is materially dependent on prevailing agricultural conditions and the worldwide demand for fertilizers. Although phosphate fertilizer sales are fairly constant month-to-month, seasonal increases occur in the domestic market prior to the fall and spring planting seasons. Generally, domestic phosphate fertilizer sales are at reduced levels after the spring planting season, although the decline in domestic sales generally coincides with the time when major commercial and governmental buyers in China, India and Pakistan purchase product for mid-year delivery. Sales are also influenced by current and projected grain inventories and prices, quantities of fertilizers imported to and exported from North America, domestic fertilizer consumption and the agricultural policies of certain foreign governments.

Volatility of Oil, Natural Gas and Sulphur Prices.   In recent
years, oil and natural gas prices and, therefore, the level of industrywide drilling, exploration, development and production, have been extremely volatile. Prices are affected by market supply and demand factors as well as actions of state and local agencies, U.S. and foreign governments and international cartels. All of these factors are beyond the control of MMR. Any significant or extended decline in natural gas and oil prices will have a material adverse effect on MMR's financial condition and operations and could impair access to additional capital.

  Although current sulphur prices have recently increased, allowing MMR to increase its cash flows from its Main Pass mining operations, forecasted long-term sulphur prices compared with production cost levels at its Culberson mine led to the decision to permanently discontinue sulphur production at the Culberson mine, which is anticipated to occur by the end of the second quarter of 1999. Because of the costs associated with closing and re-opening mine sites, as well as the potential loss of mining or mineral development rights if mining operations were suspended, MMR could decide to operate its Main Pass operation for some period even if it did not generate positive cash flow, and, if Main Pass operations were suspended, it could be difficult and expensive for MMR subsequently to re-open the mine. Like other commodities, the market and prices for sulphur have been and will likely continue to be volatile. MMR's operating margins and cash flow are subject to substantial fluctuations in response to changes in supply and demand for sulphur, conditions in the domestic and foreign agriculture industry, market uncertainties and other factors beyond its control.

Reliance on IMC-Agrico as a Continuing Customer. Approximately 68 percent of MMR's 1998 sulphur sales were made to IMC-Agrico, and IMC-Agrico will continue to account for a substantial percentage of MMR's sulphur sales. Sales of sulphur to IMC-Agrico are generally made at market prices, with a portion of sales receiving additional price consideration. Although MMR has a long-term supply contract with IMC-Agrico that requires IMC-Agrico to purchase sulphur from MMR as long as IMC-Agrico's phosphate fertilizer operations require the use of sulphur, the loss of or a significant decline in its sales of sulphur to IMC-Agrico could have a material adverse effect on MMR's business and operating results. See "Sulphur Sales" above. For litigation involving IMC Global Inc., which is IMC-Agrico's parent company, see "Item 3. Legal Proceedings" below.

Exploration and Development Risks. Exploration and development of oil and natural gas involve a high degree of risk that no commercial production will be obtained or that the production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain, and cost overruns in offshore operations can adversely affect the economics of a project. MMR's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not ensure a profit on the investment or a recovery of drilling, completion and operating costs.

Replacement of Reserves. MMR's future performance depends in part upon its ability to acquire, find and develop oil and gas reserves that are economically recoverable. Without successful exploration or development activities, MMR's reserves will be depleted. MMR's Main Pass oil reserves, which represents approximately 87 percent of total oil proved reserves at December 31, 1998, are expected to be depleted by the year 2002. No assurances can be given that MMR will be able to find and develop additional reserves on an economic basis.

    MMR's oil and natural gas operations are capital intensive and significant operating cash flow must be reinvested in exploration and development activities in order for MMR to maintain its asset base of proved oil and natural gas reserves. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, MMR's ability to make the necessary capital investments to maintain or expand its asset base will be impaired. Without such investment, MMR's oil and natural gas reserves will be depleted.

   Although MMR has historically and will continue to emphasize reserve growth through exploratory drilling, it may make acquisitions of producing properties and properties with proved undeveloped reserves from time to time. Evaluation of recoverable reserves of oil and natural gas, which is an integral part of the property selection process, depends on evaluation of geological, engineering and production data, some or all of which may prove to be unreliable or not indicative of future performance.

Reserves and Future Net Cash Flow. Information relating to proved oil and natural gas reserves owned by MMR is based upon engineering estimates. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of governmental regulations and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that are ultimately recovered, production and operation costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all vary from those assumed in these estimates and such variances may be material. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. See "Oil and Gas Reserves" above.

    The present values of estimated future net cash flows referred to in this report should not be construed as the current market value of the estimated proved oil and natural gas reserves attributable to MMR's properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of the production and the incurrence of expenses in connection with development and production of oil and gas properties. In addition, the 10 percent discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and natural gas properties owned by MMR or the oil and natural gas industry in general.

Shortages of Supplies and Equipment. MMR's ability to conduct its operations in a timely and cost effective manner is subject to the availability of oil and gas field supplies, equipment and service crews. The oil and natural gas industry is cyclical and in times of high demand shortages of certain type of drilling rigs, work boats and related services could occur in the Gulf. This type of shortage could result in delays in MMR's operations as well as higher operating and capital costs. Shortages of other drilling equipment, tubular goods, drilling service crews and seismic crews could occur from time to time, further hindering MMR's ability to conduct its operations as planned. Currently, certain supplies and services are abundantly available at more economically favorable terms then in recent years. At this time MMR can not reasonably estimate how long this current environment will exist.

Operating Hazards; Limited Insurance Coverage. MMR's offshore sulphur mining, oil and natural gas production and marine transportation operations are subject to marine perils, including collisions, hurricanes and other adverse weather conditions. MMR's oil, natural gas and sulphur production activities are subject to blowouts, cratering, fires, pipeline ruptures, spills and other risks, any of which could result in serious personal injury or death and substantial damage to property and the environment. MMR's operations may be subject to significant interruption, and MMR may be subject to significant liability, due to industrial accidents, severe weather or other natural disasters occurring at one or more of its mining operations or production sites.

   MMR has in place, certain liability, property damage, business interruption and other insurance coverages in types and amounts that it considers reasonable and believes to be customary in MMR's business. This insurance provides protection against loss from some, but not all, potential liabilities incident to the ordinary conduct of MMR's business, including coverage for certain types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with such coverage limits, retentions, deductibles and other features as management deems appropriate. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on MMR's financial condition and results of operations.

Governmental Regulation. MMR's operations are affected by political developments and federal and state laws and regulations. In particular, oil and natural gas production, operations and economics are or have been affected by price controls, taxes and other laws relating to the oil and natural gas industry, by changes in such laws and by changes in administrative regulations. MMR cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition.

    MMR's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution which might result from MMR's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states and could have a similar impact. MMR could incur substantial costs to comply with environmental laws and regulations. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of industrial operations for oil spills, discharges of hazardous materials, remediation and cleanup costs and other environmental damages, including damages caused by previous property owners. The imposition of any such liabilities on MMR could have a material adverse effect on MMR's financial condition and results of operations.

Environmental Matters and Reclamation Liabilities. MMR's operations include exploration, development and production of natural resources, and the extraction, handling, production, storage, transportation and disposal of materials and waste products that may be toxic or hazardous. Consequently, MMR is subject to numerous environmental laws and regulations. MMR has incurred, and expects to continue to incur, significant capital expenditures and operating expenses based on these laws and regulations. Continued governmental and public emphasis on environmental issues may result in increased capital and operating costs in the future, although the impact of future laws and regulations or future changes to existing laws and regulations cannot be predicted or quantified.

  Federal legislation (sometimes referred to as "Superfund" legislation) imposes liability, without regard to fault, for clean-up of certain waste sites, even though waste management activities at the site may have been performed in compliance with regulations applicable at the time. Under the Superfund legislation, one responsible party may be required to bear more than its proportional share of clean-up costs if payments cannot be obtained from other responsible parties. In addition, federal and state regulatory programs and legislation mandate clean-up of certain wastes at operating sites. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Third parties also have the right to pursue legal actions to enforce compliance. Liability under these laws can be significant and unpredictable.

  MMR may receive in the future notices from governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Some of these sites may involve significant clean-up costs. The ultimate settlement of liability for the clean-up of such sites usually occurs many years after the receipt of notices identifying potentially responsible parties because of the many complex, technical and financial issues associated with site clean-up. MMR cannot predict its potential liability for clean-up costs that it may incur in the future.

  The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes," which would make the wastes subject to significantly more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on MMR's operating costs, as well as oil and natural gas industries in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states and could have a similar impact. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of sulphur mining and oil and natural gas properties for oil spills, discharges of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. The imposition of any such liabilities on MMR could have a material adverse effect on MMR's financial condition and results of operations.

  OPA imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the OPA, could have a material adverse effect on MMR.

  FSC has responsibility for potential liabilities, including environmental liabilities, associated with the prior conduct of its predecessors. Among these are potential liabilities arising from sulphur mines that were depleted and closed in the past in accordance with reclamation and environmental laws in effect at the time, particularly in coastal or marshland areas that have experienced subsidence or erosion. MMR believes that it is in compliance with existing laws regarding such closed operations, and has implemented controls in some areas that it believes exceed its legal responsibilities. Nevertheless, it is possible that new laws or actions by governmental agencies could result in significant unanticipated additional reclamation costs. For additional information regarding certain reclamation obligations see "Environmental" included in Items 7 and 7A below.

    MMR could also be subject to potential liability for personal injury or property damage relating to wellheads and other materials at closed mines in coastal areas that have become exposed through coastal erosion. Although MMR has insurance in place to protect it against certain of these liabilities, there can be no assurance that such insurance coverage would be sufficient. There can also be no assurance that MMR's current or future accruals for reclamation costs will be sufficient to fully cover such costs.

Competition. MMR operates in the highly competitive areas of oil and natural gas production, development and exploration with many other companies, many of which have significantly greater financial and other resources than MMR. Factors affecting MMR's ability to compete in the marketplace include the availability of capital, access to information relating to a property and the standards established by MMR for the minimum projected return on investment. MMR's competitors include major integrated oil companies and a substantial number of independent energy companies, many of which may have substantially larger financial resources, staffs and facilities than MMR.

  There are two principal sources of elemental sulphur: (1) mined sulphur and (2) recovered sulphur produced as a by-product by oil refineries and gas processing plants. Recovered sulphur from domestic and foreign sources is the major source for most sulphur customers and is the major source of competition for MMR. As a by-product of the producer's refining or gas processing operations, recovered sulphur can be produced at significantly lower costs than mined sulphur, but the costs to customers depend largely upon the costs of handling and transporting the recovered sulphur.

  Production of recovered sulphur from high-sulphur gas processing plants and oil refineries in the United States has increased at an average rate of approximately 200,000 tons per year for the last three years. Because U.S. recovered sulphur producers do not have the ability to store large inventories of sulphur, they must move it to market and, depending on the proximity of their plants to the principal sulphur market of central Florida, such producers may enjoy a significant cost advantage over MMR.

  Because the supply of U.S. recovered sulphur alone cannot meet total domestic demand, mined sulphur, along with imported recovered sulphur obtained principally from Canada and Mexico, is required to supply the balance. Canadian recovered sulphur producers have facilities for storing excess sulphur production in solid form, and approximately 90 percent of the Western Hemisphere's sulphur inventories currently consist of sulphur recovered from natural gas in the province of Alberta in western Canada. At certain price levels in the U.S. sulphur markets, and depending on prices in the foreign markets they supply, Canadian producers can be expected to increase sulphur sales to U.S. buyers in competition with MMR.

  The principal competitive risk to MMR's ability to mine sulphur profitably is the potential for decreased domestic demand for sulphur, increased production from domestic recovered sulphur producers, increases in imported recovered sulphur and the rate at which stored sulphur, particularly in Canada, is released into the market (see Anti-Dumping Finding, above). In addition, the current level of Canadian sulphur inventories limits the potential of MMR to realize significant price increases for its sulphur.

Risks Associated with "Year 2000" (Y2K) Issue. The Y2K issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems, i.e., any system or component that performs calculations, comparisons, sequencing, or other operations involving dates, may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

  MMR has prepared and is in the process of executing a plan to ensure all its significant computer systems and computer controlled plant and equipment will be Y2K compliant. MMR also has initiated an assessment of Y2K external risk that may arise from the failure of critical suppliers and customers to become Y2K compliant. MMR believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999. There can be no assurance that this plan will be achieved, and actual results could differ materially from the plan.

  MMR believes that the incremental cost of Y2K compliance not covered by routine software and hardware maintenance fees will total approximately $0.3 million, most of which is expected to be incurred in 1999. However, there can be no assurance that the Y2K issue will not have a material adverse effect on its financial condition or results of operations if required software modifications and conversions are not made, or are delayed, or if systems of other companies are not converted on a timely basis or fail to convert. Although MMR is developing specific contingency plans if any or all of the above risks occur, there can be no assurance that these contingency plans will be adequate to address these risks. In summary, while there can be no assurance that MMR will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks. For further discussion of the Y2K issue, see "Impact of Year 2000 Compliance" included in Items 7 and 7A elsewhere in this Form 10-K.

Item 3.  Legal Proceedings

IMC Global Inc. and Phosphate Resource Partners Limited Partnership vs. James R. Moffett, Richard C. Adkerson, B. M. Rankin, Henry A. Kissinger and McMoRan Oil & Gas Co., Civ. Act. No. 16387-NC (Del. Ch. filed May 18, 1998). On May 18, 1998, IMC
Global Inc. (IGL) and Phosphate Resource Partners Limited Partnership (PLP) filed a lawsuit against MOXY and four former directors of Freeport-McMoRan Inc. (FTX). The plaintiffs allege that the individual defendants breached fiduciary duties in the approval by FTX, as managing partner of PLP, of the exploration program between MOXY and PLP. The suit also alleges that MOXY conspired with the individual defendants and aided and abetted their alleged breach of fiduciary duty. The plaintiffs seek unspecified monetary damages and recision or equitable reformation of the program agreement. MMR believes that this suit is without merit, and intends to vigorously defend itself and enforce its contract rights. Currently PLP continues to participate in the exploration program pursuant to its contractual agreements and is current on payments due on its joint interest billings.

Jacob Gottlieb vs. James R. Moffett, Richard C. Adkerson, B. M. Rankin, Henry A. Kissinger, Phosphate Resource Partners Limited Partnership, McMoRan Oil & Gas Co. and IMC Global Inc., Civ. Act. No. 16393 (Del. Ch. Filed May 19, 1998). On May 19, 1998,
plaintiff filed an action on behalf of a purported class of plaintiffs who own depository units of PLP. The plaintiff makes substantially similar allegations to those set forth in the IGL complaint described above. The plaintiff also alleges that IGL and FTX breached fiduciary duties to PLP and PLP's public unitholders. The plaintiff seeks unspecified monetary damages and other relief. MMR believes that this suit is without merit and intends to vigorously defend itself and enforce its contract rights.

Daniel W. Krasner vs. James R. Moffett; Rene L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. Filed Oct. 22, 1998). Gregory J. Sheffield and Moise Katz vs. Richard
C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., Rene L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.) These two lawsuits were consolidated on January 13, 1999. The complaint alleges that FSC's directors breached their fiduciary duty to FSC stockholders in connection with the Merger. The plaintiffs contend that the merger transaction was structured to give preference to MOXY stockholders and failed to recognize the true value of FSC. The plaintiffs claim that the directors failed to take certain actions that were necessary to obtain the true value of FSC such as auctioning the company to the highest bidder or evaluating FSC's worth as a merger candidate. The plaintiffs also claim that MOXY knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. The plaintiffs seek injunctive relief and monetary damages. MMR believes that this suit is without merit and intends to vigorously defend this action.

    Other than the proceedings discussed above, MMR may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of its business, MMR believes that potential liability from any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of MMR. MMR maintains liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Executive Officers of the Registrant
    Listed below are the names and ages, as of March 9, 1999, of the present executive officers of MMR together with the principal positions and offices with MMR held by each.

     Name                  Age     Position or Office
     ----                  ---     ------------------
     James R. Moffett       60     Co-Chairman of the Board

     Richard C. Adkerson    52     Co-Chairman of the Board, President
                                   and Chief Executive Officer

     Rene L. Latiolais      56     Vice Chairman of the Board

     Robert M. Wohleber     48     Executive Vice President, Chief Financial
                                   Officer and Director

     C. Howard Murrish      58     Executive Vice President

     Michael J. Arnold      46     Senior Vice President

     Craig E. Saporito      47     Senior Vice President and Treasurer

     John G. Amato          55     General Counsel

     James R. Moffett has served as the Co-Chairman of the Board of MMR since November 1998. From 1994 to November 1998 he served
as Co-Chairman of the Board of MOXY.   From November 1997 to
November 1998 he also served as Co-Chairman of the Board of FSC. Mr. Moffett has also served as the Chairman of the Board and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc.
(FCX) since July 1995, and as Chairman of the Board of FCX since May 1992. Mr. Moffett served as Chairman of the Board of FTX from May 1992 until December 1997.

     Richard C. Adkerson has served as Co-Chairman of the Board, President and Chief Executive Officer of MMR since November 1998. From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of MOXY. From November 1997 to November 1998 he was Vice Chairman of the Board of FSC. Mr. Adkerson has also served as President and Chief Operating Officer of FCX since April 1997. Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, and as Senior Vice President of FCX from February 1994 to July 1995 and as Chief Financial Officer from July 1995 to November 1998. He also served as Chairman of the Board of Stratus Properties Inc. (Stratus), a real estate development company, from May 1993 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from May 1996 to May 1998. Mr. Adkerson served as Vice Chairman of FTX until December 1997 and as Senior Vice President and Chief Financial Officer of FTX from 1992 to 1995.

     Rene L. Latiolais has served as Vice Chairman of the Board of MMR since November 1998, and as Vice Chairman of the Board of FCX since 1994. From 1997 to November 1998, Mr. Latiolais served as Co-Chairman of the Board of FSC. He also held the office of President and Chief Executive Officer of FTX from August 1995 until December 1997, the office of Chief Operating Officer of FTX from 1993 until 1995, and the office of Executive Vice President of FTX from 1992 until 1993.

     Robert M. Wohleber has served as Director, Executive Vice President and Chief Financial Officer of MMR since November 1998. Mr. Wohleber served as President and Chief Executive Officer of FSC from November 1997 to November 1998 and as a Director from August 1997 to November 1998. Mr. Wohleber has also served as Senior Vice President of FCX since November 1997. He served as a Vice President of FCX from July 1994 to November 1997 and as Vice President and Treasurer of FCX from July 1993 to July 1994. Mr. Wohleber served as Senior Vice President and Chief Financial Officer of FTX from November 1996 to December 1997, as Vice President of FTX from June 1994 to November 1996, and as Vice President and Treasurer of FTX from May 1992 to June 1994. From May 1994 to August 1994, Mr. Wohleber served as Vice President and Treasurer of MOXY.

     C. Howard Murrish has served as Executive Vice President of MMR since November 1998. He has served as President and Chief Operating Officer of McMoRan Oil & Gas LLC and its predecessor, MOXY, since September 1994. He was a partner in CLK until September 1994. He served in as a Senior Executive Vice President of the oil and gas division of FTX from 1986 until February 1992.

     Michael J. Arnold has served as Senior Vice President of MMR since November 1998 and of FCX since November 1996. Mr. Arnold served as Senior Vice President and Treasurer of FSC from August 1997 to November 1997. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller " Operations of FCX.
Mr. Arnold served as a Senior Vice President of FTX from November 1996 until December 1997. From October 1991 to November 1996, he was Vice President of FTX, serving as Controller " Operations from May 1993 to November 1996.

     Craig E. Saporito has served as Senior Vice President and Treasurer of MMR since November 1998 and Treasurer of FCX since November 1997. He served as Vice President of MOXY from April to November 1998. From July 1994 to November 1997, Mr. Saporito was a Vice President of FCX and from May 1988 to December 1997 he was a Vice President of FTX.

     John G. Amato has served as General Counsel of MMR since November 1998. Mr. Amato served as General Counsel to MOXY from April 1994 to November 1998, to FSC from November 1997 to November 1998, and to Stratus from August 1995 to August 1998. Prior to August 1995, Mr. Amato served as General Counsel of FCX and to FTX. Mr. Amato currently provides legal and business advisory services to FCX under a consulting arrangement.

                             PART II

Item 5.    Market  for Registrant's  Common  Equity  and  Related
Stockholder Matters
     MMR's common stock is listed on the New York Stock Exchange
(NYSE) under the symbol "MMR." MMR's common shares have been trading since November 18, 1998. The following table sets forth the range of high and low closing bid prices, as reported by the NYSE for the period subsequent to the Merger.

                                   High         Low
                                  ------       ------
             Fourth Quarter 1998  $16.00       $13.25


      As of March 9, 1999 there were 12,952 holders of record of MMR's common stock. MMR has not in the past paid, and does not anticipate in the future paying, cash dividends on its common stock. The decision whether or not to pay dividends and in what amounts is solely at the discretion of MMR's Board of Directors.

Item 6.  Selected Financial Data
The following table sets forth selected audited historical financial and unaudited operating data for MMR for each of the four years in the period ended December 31, 1998 and for the period from inception (May 1994) through December 31, 1994. MMR became a publicly traded entity on November 17, 1998, following the Merger of MOXY and FSC (see Note 1 of Notes to Financial Statements). The Merger was accounted for as a purchase with MOXY as the acquiring entity. Accordingly, the information presented below reflects the historical financial and operating data attributable to MOXY. Financial and operating data attributable to the assets acquired from FSC are included after November 17, 1998. The information shown in the table below may not be indicative of future results of MMR. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and the historical financial statements and notes thereto contained elsewhere in this Form 10-K.


                                                                    Inception to
                                   Years Ended December 31,          December 31
                           ----------------------------------------   --------
                            1998a     1997        1996       1995       1994
                           -------   -------    -------    --------   --------
                         (Financial Data in thousands,except per share amounts)
Financial Data
Revenues                   $45,902   $13,552    $ 4,070    $  3,267   $    174b
Exploration expenses        14,533    11,966      9,818c     11,756     15,518
Operating loss             (19,324)   (9,904)    (9,883)    (14,799)   (17,682)
Net loss                   (18,116)  (10,538)    (9,862)    (14,635)   (15,200)

Basic and diluted net loss per
  share d                  $ (1.96)  $ (2.80)   $ (3.55)   $  (5.31)   $ (5.52)
Basic and diluted average shares
  outstanding d              9,230     3,769e     2,779       2,754      2,754
At December 31:
Working capital            $20,980   $33,749e   $ 2,972    $  8,257    $15,063
Property, plant and
 equipment, net            187,137    57,705e    18,231       9,878f    17,094
Total assets               320,388   101,088e    30,980      21,633f    34,425
Production loan, less current
 portion                       -         -  e    12,391         530        -
Stockholders' equity       178,800    90,698e     8,246      17,605     32,157

Operating Data
Sales Volumes:
  Gas (thousand cubic feet,
    or Mcf)              8,634,100g4,061,000    631,000   1,093,000        -
  Oil (barrels)            304,100h   34,000     29,000      45,000        -
  Sulphur (long tons)      386,600       -          -           -          -
Average realization:
  Gas (per Mcf)            $  2.14    $ 2.62      $2.72       $1.63       $-
  Oil (per barrel)           10.33     19.19      22.22       18.83        -
  Sulphur (per ton)          62.40       -          -           -          -


a. Reflects consolidated MMR data from November 17, 1998 and MOXY data prior to November 17, 1998.
b. Represents miscellaneous net royalty income; no production quantities or average realizations shown since amounts are not meaningful.
c. Includes a reduction of $2.1 million ($0.75 per share) resulting from reimbursement of previously expensed costs.
d. Represents MMR loss per share and average shares outstanding. MOXY historical loss per share and average shares outstanding have been restated to reflect the effective reverse stock split to MOXY shares as a result of the Merger.
e. Includes issuance of MOXY shares in a rights offering, the proceeds of which were used to purchase producing property interests and repay borrowings, with the remainder held to fund Exploration Program commitments.
f. After giving effect to transfer of property interests resulting from the formation of a previous exploration program.
g. Excludes the prior period effects of the re-determination of ownership interest in the Vermilion Block 160 field unit which reduced volumes of gas and oil by approximately 150,400 Mcf and 6,200 barrels, respectively, and combined revenues by approximately $486,000.
h. Includes production of 202,700 barrels of oil from the Main Pass 299 operations subsequent to the Merger.

Items 7. And 7A.  Management's Discussion And Analysis Of
Financial Condition And Results Of Operations And Disclosures
About Market Risks

OVERVIEW
     MMR engages in the exploration, development and production of oil and gas offshore in the Gulf of Mexico (Gulf) and onshore in the Gulf Coast area; and the mining, purchasing, transporting, terminaling and marketing of sulphur. On November 17, 1998 MOXY and FSC became wholly owned subsidiaries and operating segments of MMR. The Merger was recorded as a purchase with MOXY as the acquiring entity (see Note 1). All following references to MMR for any period prior to the Merger are to activities or operations originally conducted by MOXY.

      MMR and its predecessors have conducted oil and gas exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast region and other areas for more than 25 years, which has provided it with an extensive geological and geophysical database and significant technical and operational expertise. MMR expects to continue to concentrate its efforts in this selected geographic area where its management team has significant exploration experience. MMR believes the opportunities to discover meaningful oil and gas reserves are significant and that these opportunities can best be achieved through the use of advanced 3-D seismic technology, applied in conjunction with selective exploration and acquisition activities. At December 31, 1998 MMR had proved reserves of approximately 4.0 million barrels of oil and 58.5 billion cubic feet (BCF) of gas or an aggregate of 82.2 BCF equivalent (see
Note 11).

     The assets acquired from FSC include two operating sulphur mines: Main Pass 299, in which FSC owns an 83.3 percent interest, located offshore Louisiana; and wholly owned Culberson, located in west Texas, which is expected to cease production by the end of the second quarter of 1999. Other acquired sulphur assets include five sulphur terminals located across the Gulf Coast and various marine and rail transportation assets. MMR also acquired FSC's 83.3 percent interest in the Main Pass oil operations. MMR's sulphur reserves at December 31, 1998 totaled approximately
52.6 million long tons (see Note 12).

OPERATIONAL ACTIVITIES
For a discussion of MMR's oil and gas operational activities during 1998 and early 1999 see Items 1 and 2 "Business and Properties," included elsewhere herein in this Annual Report on Form 10-K.

Sulphur Operations. MMR's net daily production from both sulphur mines for the period after the Merger totaled approximately 3,900 long tons. Work is progressing at the Main Pass mine to restore production to optimum levels (see "Recent Developments" below).

RECENT DEVELOPMENTS
Oil and Gas. On December 30, 1998, MMR purchased for $5.0 million an additional 11.6 percent net revenue interest in the Vermilion Block 160 field unit and a 6.0 percent net revenue interest in the Vermilion Block 159 #3 well, as well as the lease rights associated with Vermilion Blocks 144 and 159. In January 1999, MMR completed a second purchase of additional net revenue interests for these blocks resulting in increases of 7.8 percent in the Vermilion Block 160 field unit and 4.0 percent in the Vermilion Block 159 #3 well. Additionally, in these purchases an approximate $1.9 million abandonment liability ($0.9 million net to MMR) associated with a platform located at Vermilion Block 144 was assumed. Future production operations could be conducted from this platform if additional reserves are discovered. MMR has offered to sell a portion of these purchased interests to certain of its affiliated partners and others on the same terms as it acquired them.
Offers totaling 9.1 percent, representing the entire amount offered to MMR's partners, in the Vermilion 160 field unit have been accepted at a purchase price of approximately $3.9 million, subject to certain customary closing adjustments. Offers totaling 5.2 percent, representing the entire amount offered to its affiiliated partners in the Vermilion 159 #3 well have been accepted at a purchase price of approximately $0.6 million subject to certain customary closing adjustments.

     In March 1999, MMR sold its approximate 28.0 percent net revenue interest in the Vermilion Block 410 field resulting in an approximate $3 million gain being recorded during the first quarter of 1999.

     In January 1999, MMR and its affiliated partners purchased for $500,000 ($188,000 net to MMR) a seismic option covering three prospects in the West Cameron area, offshore Louisiana. In February 1999, after careful consideration of the purchased data, MMR elected not to participate in any of the prospects.

Sulphur. In late September 1998, all drilling and production operations at FSC's Main Pass facility were shut down in accordance with standard safety procedures in response to significant adverse weather conditions caused by Hurricane

Georges. After three days of shutdown, FSC restarted production, which involved re-heating the portion of the sulphur deposit being produced prior to the shutdown. Nine previously producing wells required redrilling of which four have been redrilled as of December 31, 1998. MMR has contracted a third-party drilling rig to supplement its two sulphur rigs at Main Pass 299 in an attempt to accelerate the process of drilling replacement wells and to restore Main Pass' production to optimum levels. In the interim, MMR is meeting customer demand from available Main Pass production, existing inventories, an increase in purchases of recovered sulphur and production from the Culberson mine. In response to a weak sulphur market, FSC had previously decided to reduce production at the Culberson mine in early 1998 and announced on June 30, 1998 that it planned to permanently cease mine operations during the third quarter of 1998. However, operations will be extended through the second quarter of 1999 in order to help alleviate the production shortfall at Main Pass. Tightness in near-term sulphur supply has resulted in a $4.00 per ton increase in sulphur prices for the first quarter of 1999.

     See "Antidumping Finding" in Items 1 and 2 "Business and
Properties" for a discussion of a regulatory announcement potentially impacting the domestic sulphur industry, including
MMR.

RESULTS OF OPERATIONS
     As a result of the Merger, MMR has two operating segments:
"oil and gas" and "sulphur". The oil and gas segment includes all operations of MOXY, as well as FSC's oil operations at Main Pass
299. MMR's sulphur segment includes all of FSC's sulphur operations. The results of operations during 1998 includes revenues, cost of sales and expenses pertaining to FSC's assets acquired and liabilities assumed for the period November 17, 1998 through December 31, 1998 as well as the historical results of MOXY. The following table presents the results of operations and operating data for the three years ended December 31, 1998:

                                    Years Ended December 31,
                                 --------------------------------
                                   1998        1997        1996
                                 ---------   --------     -------
                                 (Dollars in thousands, except
                                      for realized prices)
FINANCIAL DATA:
  Oil and gas
  Revenues                       $  21,626   $  13,552    $ 4,070
  Operating loss                   (18,664)     (9,904)    (9,883)
  Net loss                         (17,538)    (10,538)    (9,862)
Sulphur
  Revenues                          24,276         -          -
  Operating loss                      (660)        -          -
  Net loss                            (578)        -          -

OPERATING DATA:
Sales Volumes
  Gas (thousand cubic feet,
   or MCF)                       8,634,100   4,061,000     31,000
  Oil (barrels)                    304,100      34,000     29,000
  Sulphur (long tons)              386,600         -           -
Average Realization
  Gas (per MCF)                      $2.14       $2.62      $2.72
  Oil (per barrel)                   10.33       19.19      22.22
  Sulphur (per long ton)             62.40         -          -


1998 Compared With 1997
     Oil and gas revenues increased to $21.6 million during 1998 compared with $13.6 million for 1997. The increase resulted primarily from the inclusion of $1.8 million in oil revenues from Main Pass 299 following the Merger, increased production at the Vermilion Block 160 field unit from three wells that commenced production during the fourth quarter of 1997 and the purchase in late 1997 of additional net revenue interests in Vermilion Blocks 160 and 410. The increase was partially offset by lower natural gas and oil prices throughout 1998 and by a cumulative adjustment for production prior to 1998 for the redetermination of ownership interests in the Vermilion Block 160 field unit, which reduced combined oil and gas revenues by approximately $486,000 during the first quarter of 1998. Oil production from the Main Pass facility was sold exclusively to Amoco Production Company during the second half of 1998 under a sales contract which has been extended through June 30, 1999.
Oil production at Main Pass is depleting rapidly, and current estimates are that the oil reserves at Main Pass 299 will be fully depleted by the year 2002.

     Sulphur operations had revenues of $24.3 million and an operating loss of $0.7 million during the period after the Merger. A significant portion of the sulphur produced or purchased is sold to the IMC-Agrico Joint Venture (IMC-Agrico), a phosphate fertilizer producer, under a long-term supply contract that extends for as long as IMC-Agrico has a requirement for sulphur. Sales to IMC-Agrico totaled 35.9 percent of MMR's total revenues and 68.4 percent of its sulphur sales. In the fourth quarter of 1998, IMC-Agrico requested that MMR engage in good faith negotiations with respect to the pricing terms of the Sulphur Supply Agreement. The Sulphur Supply Agreement requires renegotiation if a party's performance under the agreement has been rendered "commercially impracticable" or "grossly inequitable" as a result of fundamental changes in the party's operations or the sulphur and sulphur transportation markets. Representatives of MMR and IMC-Agrico have met to discuss the pricing terms of the agreement, and MMR has advised IMC-Agrico that it does not believe that the conditions warranting renegotiation have occurred.

     Depreciation and amortization totaled $17.7 million in 1998, including $0.6 million from the acquired sulphur operations (including $0.1 million of goodwill amortization), compared with $10.1 million in 1997. The increase primarily reflects increased capitalized costs from Vermilion Blocks 160 and 410 and resulting increased production.

     Production and delivery costs increased to $27.7 million in 1998 compared to $1.2 million in 1997. The significant increase reflects $23.1 million associated with production from the sulphur operations and $1.3 million associated with Main Pass oil assets following the Merger, together with the increased production volumes from MMR's oil and gas properties.

     MMR's exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling projects and the volume of and extent to which seismic data is acquired and interpreted. MMR did not participate in exploratory drilling during the second half of 1998 because in the first half of 1998 MMR committed all of the funds available to it under the McMoRan Exploration Program (Exploration Program) (see "Capital Resources and Liquidity"). Exploratory drilling and leasehold costs expensed in 1998 were approximately $9.1 million compared with $6.3 million in 1997. The 1998 costs were primarily associated with the unsuccessful exploratory wells at Atchafalaya Bay, Grand Isle Block 54 #1, West Cameron Block 617 #2, and West Cameron Block 157 #1. MMR will continue to drill exploratory wells and may incur more unsuccessful exploratory drilling costs as a result.

     General and administrative expense increased to $5.7 million in 1998 from $2.1 million in 1997. The increase was due primarily to the acquisition of FSC and increased actual general and administrative expense charged to MMR for certain services provided by an affiliated company under an amended services agreement, which prior to 1998 were charged at a fixed annual amount of $1.0 million (see Note 5).

     Interest expense decreased to $0.2 million in 1998 from $1.3 million in 1997 reflecting MMR's repayment of outstanding debt with the proceeds from its 1997 rights offering.

     As a result of anticipated future exploration expenditures, MMR may continue to report operating losses for at least the near future.

1997 Compared to 1996
     Oil and gas sales revenues for 1997 increased nearly four-fold over 1996 because of increased production from the Vermilion 410 field and, late in 1997, from the Vermilion Block 160 field unit. Production from additional interests in these fields acquired from Phosphate Resource Partners Limited Partnership
(PLP) in November 1997 also contributed to the increase. Management fee revenue increased because of different contractual arrangements prior to MMR's acquisition of these additional interests. Production costs and depreciation and amortization expenses increased consistent with increased production volumes. In addition, proved reserves at the Vermilion Block 410 field were revised downward in the 1997 second quarter based on production experience, resulting in additional depreciation expense of $1.0 million. Exploration expenses were similar to the prior year level after considering a $2.1 million reimbursement of previously expensed costs in 1996. General and administrative expenses were substantially the same as the prior year's levels. Interest expense increased consistent with increased borrowings from the production loan before repayment of those borrowings from rights offering proceeds.

CAPITAL RESOURCES AND LIQUIDITY
    Net cash provided by (used in) operating activities totaled $26.2 million in 1998, ($3.5) million in 1997 and $6.7 million in 1996. MMR's increased revenues and significant collections of outstanding joint interest receivables during 1998 contributed to the increase in operating cash flows compared with 1997. The significant amounts outstanding from joint interest accounts receivable at December 31, 1997 contributed heavily to the decrease in operating cash flows for

1997 compared with 1996.

    Net cash used in investing activities totaled $36.9 million in 1998, $57.3 million in 1997 and $18.6 million in 1996. MMR incurred $49.8 million of exploration and development expenditures during 1998. These expenditures consisted of $32.2 million for capitalized drilling, primarily for development and facilities costs associated with West Cameron Block 616, the Vermilion Block 160 #4 sidetrack well, and the Vermilion Block 159 #3 well, as well as the successful drilling costs associated with the Brazos Block A-19 and the West Cameron Block 617 #1 exploratory wells; geological and geophysical and other exploratory expenses of $5.4 million; and $9.1 million of expensed drilling and leasehold costs. Additionally, 1998 development expenditures included $3.1 million of costs associated with MMR's sulphur divisions' efforts to restore production at Main Pass to levels existing prior to Hurricane Georges. In December 1998, MMR purchased additional interests in the Vermilion Block 160 field unit and Vermilion Block 159 # 3 prospect for $5.0 million, net of adjustments, which was offset in part by the proceeds from MMR's July sale of its interest in West Cameron Block 519 for $450,000. MMR acquired $17.7 million of cash and cash equivalents, net of related acquisition costs of $3.1 million, from FSC as a result of the Merger. The 1997 expenditures consisted of $22.1 million of capitalized drilling costs associated primarily with the development of the Vermilion Block 160 field unit and with successful drilling at West Cameron Block 616 and the Vermilion Block 160 #4 sidetrack well; $5.3 million in geological and geophysical expense; and $6.3 million in expensed drilling and leasehold costs. In 1997 MMR purchased oil and gas properties from PLP and Stratus Properties Inc. for $26.0 million (see Note 5) offset in part by the sale of certain properties for $2.4 million. In 1996 MMR incurred $9.8 million for capitalized drilling and leasehold cost associated primarily with the development of Vermilion Block 410; $5.7 million in geological and geophysical expense; and $5.0 million in expensed drilling and leasehold costs.

     Net cash provided by (used in) financing activities totaled ($0.6) million in 1998, $79.5 million in 1997 and $12.1 million in 1996. The 1998 activity reflects costs associated with completion of the Merger, offset in part by proceeds from stock options exercised. The proceeds in 1997 reflects MMR's completion of the rights offering, offset in part by the net repayment of its outstanding debt incurred under a previous exploration program. The 1996 proceeds reflect net borrowings under the previous exploration program (see Note 4).

    MMR realized proceeds of $92.2 million from a November 1997 rights offering. MMR used the proceeds to purchase additional interests in the Vermilion Block 160 and 410 fields ($24.5 million), to retire its existing debt ($20.0 million) and to fund a portion of its share of the multi-year $210 million Exploration Program (see Note 4). The Exploration Program's agreement provides that, without the consent of the participants, expenditures will not likely exceed $60 million for any cumulative 12 month period. The Exploration Program had committed to approximately $60 million of exploratory costs by June 30, 1998, as a result of numerous drilling opportunities that became available during the period. As a result, MMR's operational activities during the second half of 1998 focused primarily on developing its recent discoveries and identifying exploration prospects for 1999. At December 31, 1998 approximately $105.2 million had been expended under the Exploration Program.

     Based on current projections, management believes that MMR's cash and its expected cash flow from operations will be sufficient to fund its ongoing working capital requirements, reclamation costs, and projected capital expenditures for the foreseeable future. The current low market prices for both oil and natural gas have created an environment in which numerous farm-in, acquisition and other opportunities are becoming available for exploration prospects and producing properties. Drilling and service costs have also decreased dramatically from 1997 and early 1998 levels, reflecting less demand for rigs and related services in the Gulf. MMR, because of the Merger and its resulting improved financial position, has the capital resources and liquidity it believes are necessary to pursue opportunities offered by the current oil and gas environment. At December 31, 1998, MMR had no debt and had cash and bank credit availability of approximately $90 million (see Note 9).

     MMR is currently negotiating a sale and leaseback transaction affecting all of its railcars. The transaction, expected to be completed during the first half of 1999, would provide MMR with approximately $10 million and require subsequent annual rental payments of $1.1 million over a 12 year period, with a buyout provision included after 10 years.

     MMR filed an insurance claim during the first quarter of 1999 covering the estimated damages and lost production from the Main Pass mine resulting from the effects of Hurricane Georges in September 1998. MMR's financial statements do not include any potential recovery amounts related to this insurance claim.
MMR's insurance carrier is currently reviewing the claim and has indicated that a partial payment of $2.5 million covering the additional costs to restore Main Pass production to pre-hurricane levels could be processed by the end of the second quarter of 1999. Any remaining payment, if approved by the insurance carrier would more likely than not be received by December 31,

1999. MMR will record any insurance recovery only when it has a firm settlement commitment from the insurance company.

    For discussion of litigation matters see Item 3, "Legal
Proceedings."

IMPACT OF YEAR 2000 COMPLIANCE
     The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems, (i.e., any system or component that performs calculations, comparisons, sequencing, or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

MMR's State of Readiness. MMR has been pursuing a strategy to ensure all of its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without mission-critical system failure (Y2K Compliance or Y2K Compliant). Computerized systems are integral to the operations of MMR, particularly for various engineering systems used for exploration, reserve, production and modeling functions as well as for plant and equipment process control at its Gulf of Mexico production facilities. Certain computerized business systems and related services are provided by FM Services Company
(FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by MMR executive management and reported to the Audit Committee of the MMR Board of Directors. In addition, the independent accounting firm functioning as MMR's internal auditors is assisting management in monitoring the progress of the Y2K plan. MMR believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999. Like other companies, MMR cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

     The majority of computerized date-sensitive hardware and software components used by MMR or FMS are covered by maintenance contracts with the vendors who originally implemented them. All of these vendors have already been contacted regarding Y2K
Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

Information Technology (IT) Systems - The bulk of MMR oil and gas specific processing is provided through third party software licensed by MMR. The Y2K Compliant version of this software was implemented in the fourth quarter of 1998. The remaining business processing is provided by FMS. Third party software is used for general accounting and accounts payable. FMS has installed a Y2K Compliant version of this same software in the fourth quarter of 1998 for an affiliated entity. This will allow any installation issues to be identified and rectified prior to installation of this system for MMR in the second quarter of 1999. FMS also provides payroll and cash disbursements processing for MMR. FMS has implemented the Y2K version of the payroll interface software and will conduct Y2K Compliance testing of third party-provided payroll services in early 1999. FMS will also conduct Y2K testing of the interfaces to its primary bank and bank-provided computerized disbursement services in early 1999 after the bank has completed its internal Y2K Compliance work.

Non-IT Systems - Systems used for exploration, reserve, production and modeling functions are integral to the operations of MMR. The major provider of these systems has indicated that Y2K Compliant versions of its software will be available in the first quarter of 1999. MMR is participating in an oil and gas industry Y2K consortium to jointly help ensure compliance of its products. MMR also utilizes process control systems in the operation of its offshore facilities. In the fourth quarter of 1998, MMR engaged an engineering firm to complete assessment and testing of the compliance of these systems. Results from this work indicate no outstanding issues. MMR has also contracted with a third party to conduct a Y2K Compliance review for the Main Pass process control system. The results of this third-party review also indicate no significant problems. Recommendations stemming from this review will be implemented by the end of the first quarter of 1999.

Third Party Risks - As is the case with most oil and gas exploration companies, MMR relies extensively on third party contractors for a significant portion of its operating functions. MMR has completed an assessment of Y2K external risk that may arise from the failure of critical suppliers and customers to become Y2K Compliant. This assessment indicates that MMR's business partners are well aware of the Y2K problem and are themselves aggressively seeking resolution of any outstanding issues. Contingency plans are being outlined and are due to be completed by the third quarter of 1999. The Y2K risk that could have the largest potential business impact would probably be a short-term shutdown of Main Pass sulphur operations caused by a disruption of key materials from suppliers, especially natural gas.

The Costs to Address MMR's Y2K Issues. Expenditures for the necessary Y2K related modifications will largely be funded by routine software and hardware maintenance fees paid by MMR or FMS to the related software providers. Based on current information, MMR believes that the incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will total approximately $0.3 million, most of which is expected to be incurred in 1999. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on MMR's operations. Additionally, current estimates are based on management's best assessment, which was derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from these plans. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on MMR.

The Risks of MMR's Y2K Issues. Based on detailed risk assessment work conducted thus far, MMR believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on MMR's financial
condition or results of operations.   MMR believes that these
third-party risks will be mitigated through close monitoring of compliance by third parties that are important to its operations.

MMR's Contingency Plans. Although MMR believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed, if needed, beginning in the first quarter of 1999. While there can be no assurance that MMR will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

DISCLOSURES ABOUT MARKET RISKS
     MMR's revenues are derived from the sale of sulphur, crude oil and natural gas. In addition, natural gas purchases comprise a significant portion of the sulphur division's production costs. MMR's results of operations and cash flow can vary significantly with fluctuations in the market prices of these commodities. Based on projected 1999 sales volumes, each $5 per ton change in the average realized price on sulphur sales would have an approximate $16.5 million impact on revenues and an approximate $6.7 million impact on net income. Based on projected annual sales volumes from both existing producing properties and those expected to produce later in 1999, a $.10 per mcf and a $1 per barrel change in the average prices realized on natural gas and oil sales would have an approximate $1.3 million and $0.9 million net impact on both revenues and net income, respectively.

     At the present time MMR does not hedge or otherwise enter into price protection contracts for its principal products, although in April 1998, FSC entered into a price protection program for its anticipated 1998 natural gas purchase requirements. Under the terms of the contract, commencing in May 1998 MMR began purchasing 450,000 million British thermal units (mmbtu) of natural gas per month (representing approximately 75 percent of Main Pass' natural gas purchases) for $2.175 per mmbtu. The contract also granted the supplier the option to put 450,000 mmbtu per month to MMR at a price of $2.175 per mmbtu during 1999. The estimated fair market value of this contract was an approximate $1.1 million loss at December 31, 1998.

     As MMR has no outstanding debt, conducts all its operations within the U.S. in U.S. dollars and has no investments in equity securities, it is currently not subject to interest rate risk, foreign currency exchange risk or equity price risk.

ENVIRONMENTAL
      MMR, through its predecessors, has a history of commitment to environmental responsibility. Since the 1940's, long before public attention focused on the importance of maintaining environmental quality, MMR has conducted pre-operational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. MMR's environmental policy commits its operations to compliance with local, state, and federal laws and regulations, and prescribes the use of periodic environmental audits of all facilities to evaluate compliance status and communicate that information to management. MMR believes that its operations are being conducted pursuant to necessary permits and are in compliance in all material respects with the applicable laws, rules and regulations. MMR has access to environmental specialists who have developed and implemented corporate-wide environmental programs. MMR continues to study methods to reduce discharges and emissions.

     Federal legislation (sometimes referred to as "Superfund" legislation) requires payments for cleanup of certain waste sites, even though waste management activities were performed in compliance with regulations applicable at the time. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at operating sites. States also have regulatory programs that can mandate waste cleanup. Liability under these laws involves inherent uncertainties. MMR has, at this time, no known significant liability under these laws.

     Estimated future expenditures to restore properties and related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. The future expenditures are estimated based on current costs, laws and regulations. As of December 31, 1998, MMR had fully accrued $41.8 million ($9.7 million of which will be reimbursed by third parties) for the estimated future abandonment and restoration costs associated with its non-operating sulphur assets, including the Culberson mine, which is anticipated to cease operations by the end of the second quarter of 1999. Current estimated abandonment costs for the Main Pass sulphur mine and related facilities total $59.5 million, of which $14.8 million was accrued at December 31, 1998. The total estimated abandonment cost for Main Pass' oil operations is $7.0 million, all of which was accrued at December 31, 1998. The estimated total abandonment costs associated with MMR's remaining oil and gas properties totaled $7.6 million, of which $3.0 million was accrued through December 31, 1998. These estimates are by their nature imprecise and can be expected to be revised over time because of changes in governmental regulations, operations, technology and inflation.

     MMR has made, and will continue to make, expenditures at its operations for the protection of the environment. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to current operations may require substantial capital expenditures and may affect operations in other ways that cannot now be accurately predicted.

     MMR maintains insurance coverage in amounts deemed prudent for certain types of damages associated with environmental liabilities that arise from sudden, unexpected and unforeseen events.

CAUTIONARY STATEMENT
     Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contain forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of MMR's management for future operations and MMR's exploration and development activities are forward-looking statements.

     Important factors that could cause actual oil and gas operations results to differ materially from MMR's expectations include, without limitation, drilling results, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, Y2K compliance, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MMR. Important factors that could affect the future results of MMR's sulphur operations include without limitation reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC-Agrico as a customer, the seasonality and volatility of sulphur markets, competition and environmental issues. Further information regarding these and other factors that may cause MMR's future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in Item 1 in this Form 10-K.
                   __________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

Item 8.  Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

     McMoRan Exploration Co. (MMR) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

     MMR maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by MMR's internal auditors, PricewaterhouseCoopers LLP. In accordance with generally accepted auditing standards, MMR's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

     The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of MMR's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.


James R. Moffett    Richard C. Adkerson          Robert M.Wohleber
Co-Chairman of      Co-Chairman of the Board,    Executive Vice President and
the Board           President and                Chief Financial Officer
                    Chief Executive Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan EXPLORATION
CO.:
     We have audited the accompanying balance sheets of McMoRan Exploration Co. (a Delaware Corporation) as of December 31, 1998 and 1997 and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McMoRan Exploration Co. as of December 31, 1998 and 1997 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP
New Orleans, Louisiana
  January 19, 1999


                     McMoRan EXPLORATION CO.
                         BALANCE SHEETS

                                                     December 31,
                                                 --------------------
                                                   1998        1997
                                                 --------    --------
                                                    (In  Thousands)
ASSETS
Current assets:
Cash and cash equivalents                        $ 17,816    $ 29,149
Accounts receivable:
  Customers                                        21,136       3,167
  Joint interest participants                       6,939      10,070
  Other                                             4,001         -
Inventories:
  Material and supplies                             9,105         -
  Product                                           5,810         -
Deferred tax asset                                  3,166         -
Prepaid expenses                                    1,596         828
                                                 --------    --------
  Total current assets                             69,569      43,214
                                                 --------    --------
Property, plant and equipment                     214,406      68,585
Less accumulated depreciation and
  amortization                                    (27,269)    (10,880)
                                                 --------    --------
                                                  187,137      57,705
                                                 --------    --------
Deferred tax asset                                 31,834          -
Goodwill (net of accumulated
  amortization of $144,000)                        18,078         -
Other assets                                       13,770         169
                                                 --------    --------
Total assets                                     $320,388    $101,088
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $ 27,549    $  5,466
Accrued liabilities                                13,895       3,999
Current portion of abandonment, reclamation
 and mine shutdown reserves                         6,536         -
Other                                                 609         -
                                                 --------    --------
     Total current liabilities                     48,589       9,465
Abandonment, reclamation and mine
  shutdown reserves                                60,047         584
Other liabilities                                  32,952         341
Stockholders' equity:
Preferred stock, par value $0.01, 50,000,000
 shares authorized and unissued                       -           -
Common stock, par value $0.01, 150,000,000
 shares authorized,14,080,033 shares and
 42,740,476 shares issued and
 outstanding, respectively                            141         427
Capital in excess of par value of common stock    247,010     140,506
Accumulated deficit                               (68,351)    (50,235)
                                                 --------    --------
                                                  178,800      90,698
                                                 --------    --------
Total liabilities and stockholders' equity       $320,388    $101,088
                                                 ========    ========


The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
                    STATEMENTS OF OPERATIONS

                                      Years Ended December 31,
                                   -------------------------------
                                     1998       1997        1996
                                   --------    -------     -------
                                         (In Thousands, Except
                                                  Per Share Amounts)
Revenues                           $ 45,902    $ 13,552    $ 4,070
Costs and expenses:
Production and delivery costs        27,728       1,180        759
Depreciation and amortization        17,733      10,071        741
Exploration expenses                 14,533      12,380      9,818
General and administrative
 expenses                             5,679       2,114      2,635
Gain on sale of oil and
 gas properties                        (447)     (2,289)       -
                                   --------    --------    -------
  Total costs and expenses           65,226      23,456     13,953
                                   --------    --------    -------
Operating loss                      (19,324)     (9,904)    (9,883)
Interest expense                       (238)     (1,272)      (403)
Other income, net                     1,446         638        424
                                   --------    --------    -------
Net loss                           $(18,116)   $(10,538)   $(9,862)
                                   ========    ========    =======
Basic and diluted net loss
  per share                        $  (1.96)   $  (2.80)   $ (3.55)
                                   ========    ========    =======
Basic and diluted average
  shares outstanding                  9,230       3,769      2,779
                                   ========    ========    =======


The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
                     STATEMENTS OF CASH FLOW

                                                Years Ended December 31,
                                              -----------------------------
                                                1998       1997      1996
                                              --------   --------  --------
                                                      (In Thousands)
Cash flow from operating activities:
Net loss                                      $(18,116)  $(10,538) $ (9,862)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                 17,733     10,071       741
  Exploration expenses                          14,533     12,380     9,818
  Gain on sale of oil and gas properties          (447)    (2,289)      -
Change in assets and liabilities, net of
 effects of acquisitions:
     (Increase) decrease in working capital:
   Accounts receivable                          10,291    (11,367)     (868)
       Accounts payable and accrued liabilities (1,120)    (1,305)    6,954
       Inventories, prepaid expense and other      585       (617)      (35)
      Other                                      2,753        153       (85)
                                              --------   --------  --------
Net cash provided by (used in)
  operating activities                          26,212     (3,512)    6,663
                                              --------   --------  --------

Cash flow from investing activities:
Exploration and development expenditures       (49,750)   (33,677)  (20,678)
Purchase of producing properties                (5,037)   (26,005)      -
Cash and cash equivalents acquired from FSC,
  net of Merger costs                           17,699        -         -
Proceeds from joint venture arrangements,
     property sales and other                      157      2,382     2,059
                                              --------   --------  --------
Net cash used in investing activities          (36,931)   (57,300)  (18,619)
                                              --------   --------  --------
Cash flow from financing activities:
Merger costs and other                            (907)       -         -
Proceeds from exercise of stock options            293        -         -
Net proceeds from rights offering                  -       92,217       -
Proceeds from production loan                      -       13,520    12,927
Payments on production loan                        -      (26,276)     (794)
                                              --------   --------  --------
Net cash provided by (used in)
 financing activities                             (614)    79,461    12,133
                                              --------   --------  --------
Net increase (decrease) in cash and
 cash equivalents                              (11,333)    18,649       177
Cash and cash equivalents at beginning of year  29,149     10,500    10,323
                                              --------   --------  --------
Cash and cash equivalents at end of year      $ 17,816   $ 29,149  $ 10,500
                                              ========   ========  ========
Interest paid                                 $    238   $  1,272  $    304
                                              ========   ========  ========

The accompanying notes, which include information in Notes 2, 3, 6, 7, 8 and 9 regarding noncash transactions, are an integral part of these financial statements.



                     McMoRan EXPLORATION CO.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands)


                                                 Capital in
                                                    Excess
                                Preferred  Common  of Par  Accumulated
                                   Stock   Stock   Value   Deficit     Total
                                 -------  ------ -------- --------   --------
Balance at January 1, 1996       $   -    $  138 $ 47,302 $(29,835)  $ 17,605
  Stock payments to CLK, stock
     option exercises and other      -         2      501      -          503
  Net loss                           -       -        -     (9,862)    (9,862)
                                 -------  ------ -------- --------   --------
Balance at December 31, 1996         -       140   47,803  (39,697)     8,246
     Shares issued in rights offering-       286   91,931      -       92,217
     Stock payments to CLK, stock
     option exercises and other      -         1      772      -          773
     Net loss                        -       -        -    (10,538)   (10,538)
                                 -------  ------ -------- --------   --------
Balance at December 31, 1997         -       427  140,506  (50,235)    90,698
  Effective five to one reverse stock
   split resulting from the Merger   -      (342)     342      -          -
     Shares issued to FSC shareholders
   in the Merger                     -        55  105,695      -      105,750
     Stock payments to CLK, stock option
   exercises and other, net of
   Merger acquisition costs of
   $0.9 million                      -         1      467      -          468
     Net loss                        -         -       -   (18,116)   (18,116)
                                 -------  ------ -------- --------   --------
Balance at December 31, 1998     $   -    $  141 $247,010 $(68,351)  $178,800
                                 =======  ====== ======== ========   ========


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION
 Background. McMoRan Exploration Co. (MMR), a Delaware corporation, became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) combined their respective operations (the Merger). In the Merger, FSC's shareholders received 0.625 MMR common shares for each FSC outstanding common share or a total of 5.5 million MMR shares, while MOXY's shareholders received 0.20 MMR common shares for each MOXY outstanding common share, or a total of 8.6 million MMR common shares. MMR's Board of Directors and executive management include former members of the Boards of Directors and executive management of both MOXY and FSC.

Basis of Presentation. The Merger is reflected in the accompanying financial statements using the purchase method of accounting, with MOXY as the acquiring entity. Accordingly, these financial statements reflect historical assets, liabilities, revenues and expenses attributable to MOXY as the predecessor of MMR and all subsequent references to MMR for the period prior to the Merger refer to the oil and gas operations previously conducted by MOXY. Operating results of the acquired assets are included since November 17, 1998. Prior years' earnings per share, weighted average shares outstanding and certain stock option information have been restated to reflect the effective reverse stock split of MOXY's shares resulting from the Merger. The assets acquired and liabilities assumed from FSC have been recorded at estimated fair values using independent appraisals where available (Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. Investments in joint ventures and partnerships are reflected in the accompanying financial statements using the proportionate consolidation method in accordance with standard industry practice.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The more significant estimates include useful lives for depreciation and amortization, valuation allowances for deferred tax assets, reclamation and environmental obligations, postretirement and other employee benefits, and estimates of proved oil, gas and sulphur reserves and related future cash flows. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Inventories. Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment.
Oil and Gas. MMR follows the successful efforts method of accounting for its oil and gas exploration and development activities. Costs of exploratory wells are capitalized if the wells find proved reserves and otherwise are expensed. Costs of leases, productive exploratory wells and development activities are also capitalized. Other exploration costs are expensed. Depreciation and amortization are determined on a field-by-field basis using the unit-of-production method. Gains or losses are included in earnings when properties are sold.

Sulphur. MMR's sulphur property, plant and equipment are carried at cost, which includes the estimated fair values of assets acquired in the Merger (Note 3) together with subsequent expenditures for improvements which extend the lives of the related assets. Depreciation for sulphur mining and production assets, including mineral interests, is determined using the unit-of-production method based on estimated recoverable reserves. Other sulphur-related assets are depreciated on a straight line basis over estimated lives of 15 to 20 years for buildings and 5 to 15 years for machinery and equipment.

Other. Other property, plant and equipment are carried at cost less salvage value and are depreciated on a straight-line basis over their useful life or 5 years whichever is less.

     When events or circumstances indicate that asset carrying amounts may not be recoverable, a reduction of the carrying amount of long-lived assets to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, MMR determines fair value using valuation techniques such as expected future cash flows. No impairment losses are reflected in the accompanying financial statements.

Financial Instruments and Contracts. The carrying amounts of receivables, other current assets and accounts payable reported in the balance sheet approximate fair value. MMR currently does not hedge or otherwise enter into price protection contracts for its principal products, although in April 1998, FSC entered into a price protection program for its anticipated 1998 natural gas purchase requirements. Under the terms of the contract, commencing in May 1998 MMR began purchasing 450,000 million British thermal units (mmbtu) of natural gas per month (representing approximately 75 percent of Main Pass' natural gas purchases) for $2.175 per mmbtu. The contract also granted the supplier the option to put 450,000 mmbtu per month to MMR at a price of $2.175 per mmbtu during 1999. The estimated fair market value of this contract was an approximate $1.1 million loss at December 31, 1998 which was included in the purchase price determination (see Note 3). This loss, adjusted for any subsequent changes in fair market value, will be recognized in earnings during 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted. MMR has not adopted SFAS 133 and its adoption is expected to have little or no impact on its future financial position.

Environmental Remediation and Compliance. MMR incurs significant costs for environmental programs and projects. Expenditures pertaining to future revenues from operations are capitalized. Expenditures resulting from the remediation of conditions caused by past operations that do not contribute to future revenue generation are expensed. Liabilities are recognized for remedial activities when the efforts are probable and the costs can be reasonably estimated.

     Estimated future expenditures to restore properties and related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. These future expenditures are estimated based on current costs, laws and regulations. At December 31, 1998, MMR had $66.6 million in accrued abandonment and restoration costs. This total includes $41.8 million for the fully accrued estimated abandonment costs associated with its non-operating sulphur assets and the Culberson mine, which is expected to cease operations by the end of the second quarter of 1999, offset by $9.7 million in Other Assets, which will be reimbursed by a third party. Additionally, at December 31, 1998 MMR had fully accrued the estimated abandonment costs of Main Pass' oil operations totaling $7.0 million. MMR's share of abandonment and restoration costs associated with its Main Pass sulphur mine and related facilities and its other oil and gas properties are currently estimated to total approximately $59.5 million and $7.6 million, with $14.8 million and $3.0 million being accrued, respectively, at December 31, 1998. These estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

Earnings Per Share. Historical MMR Earnings Per Share (EPS) data has been restated to reflect the effective reverse stock split resulting from the Merger. Basic net loss per share was calculated by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the year. MMR had outstanding options representing approximately 164,000 shares in 1998, 125,000 shares in 1997, and no shares in 1996 that have been excluded from the calculation of diluted EPS as these options would be anti-dilutive considering the net losses incurred during the years presented.

    Outstanding options to purchase approximately 813,000 shares at an average exercise price of $19.31 in 1998, 428,000 shares at an average exercise price of $18.30 in 1997 and 173,000 shares at an average exercise price of $21.50 in 1996 were excluded from the diluted EPS calculation because these exercise prices were greater than the average market price of MMR's common shares for the years presented.

3.  ACQUISITIONS
As a result of the Merger, MMR acquired FSC, a business engaged in the mining, purchasing, transporting, terminaling, and marketing of sulphur and the production of related oil reserves. The purchase price ($109.1 million) was based on the market value of FSC's stock at the time the Merger was announced plus related Merger costs. The excess purchase price over the estimated fair value of the net assets acquired was allocated to goodwill, which is being amortized on a straight-line basis over the estimated average remaining lives of the assets acquired (30 years). The preliminary purchase price allocation, which is subject to adjustment when additional valuation information is obtained, is as follows (in thousands):

       Current assets                               $  59,182a
       Property, plant and equipment                  104,684
       Deferred tax asset                              35,000
       Goodwill                                        18,222
       Current liabilities                            (26,484)b
       Reclamation and mine shutdown reserves (net)   (53,939)a
       Other long-term liabilities and assets (net)   (27,609)
                                                    ---------
           Investment in FSC                        $ 109,056
                                                    =========

a.Includes all reclamation and mine shutdown reserves offset by a $0.1 million current receivable and a $9.6 million long-term receivable, which represents a third party obligation to reimburse MMR for costs.
b.Excludes current portions of reclamation and mine shutdown reserves totaling $8.8 million.

  The following unaudited selected pro forma information presents the results of operations of MMR as if the Merger had occurred on January 1, 1997 and as if MMR's property acquisitions described in Notes 4 and 5 had occurred January 1, 1996. These unaudited pro forma results of operations have been prepared for informational purposes only and do not necessarily indicate the results of operations that actually would have occurred had the acquisitions taken place on these dates, or which may result in the future.

                                              Years Ended December 31,
                                            ---------------------------
                                              1998       1997     1996
                                            ---------  --------- -------
                                                   (In Thousands)
      Revenues                              $ 198,324  $ 230,516 $ 9,046
      Net loss                                 (9,966)    (9,247) (8,784)
      Basic and diluted net loss per share      (0.71)     (0.66)  (1.05)

4.  RIGHTS OFFERING AND EXPLORATION AGREEMENTS
In November 1997, MMR received net proceeds of $92.2 million from the sale of 28.6 million shares of common stock at $3.50 per share (equivalent to approximately 5.7 million MMR common stock shares at $17.50 per share, as adjusted to reflect the effects of the Merger) under the terms of a rights offering to existing shareholders (the Rights Offering). The proceeds included $13.5 million from Phosphate Resource Partners Limited Partnership
(PLP) (see Note 5). MMR used approximately $44.5 million of the Rights Offering proceeds to purchase from PLP certain assets of, and to repay borrowings under, a previous exploration program with MCN Energy Group Inc. (MCN) (the MCN Program). MMR used the remaining portion of the Rights Offering proceeds to fund a portion of its share of an aggregate $210 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf and onshore in the Gulf Coast region (the Exploration Program). PLP and MMR contributed all of their joint interests in exploration properties formerly part of the MCN Program and certain other properties to the Exploration Program. Under this program most exploration expenses are shared
56.4 percent by PLP, 37.6 percent by MMR and 6 percent by Mr. Gerald J. Ford , an individual investor who is a director of MMR (see Note 5), with other costs and revenues shared 47 percent by PLP, 48 percent by MMR and 5 percent by Mr. Ford.

5.  TRANSACTIONS WITH AFFILIATES
Management Services. FM Services Company (FMS) provides certain management and administrative services to MMR including technical, administrative, accounting, financial, tax and other services under a management services agreement. The costs of these services, which include related overhead, were allocated to MMR on a cost reimbursement basis which totaled $4.3 million in 1998. Prior to the Merger MMR owned 25 percent of FMS.
Effective with the Merger, MMR now owns 45 percent of FMS.
During 1997 and 1996 FMS provided services for a fixed annual fee of $1 million. Management believes the costs for these services do not differ materially from the costs that would have been incurred had the relevant personnel providing the services been employed directly by MMR during 1998.

Property Purchase. In September 1997, MMR purchased for $4.5 million all of the oil and gas interests owned by Stratus Properties Inc. (STRS), a publicly traded company affiliated with MMR at the time of the sale because it shared common management and a common director. These properties, which included three exploration prospects representing $3.0 million of the purchase price and numerous property interests, are located offshore in the Gulf of Mexico and in various onshore areas of the United States. The acquisition cost of the three exploration properties were shared 60 percent by PLP and 40 percent by MMR and were included in the Exploration Program.

Phosphate Resource Partners Limited Partnership.  As discussed in
Note 4 in November 1997, PLP purchased approximately 9 percent or
3.9 million of MMR's total shares (equivalent to approximately
5.5 percent or 770,000 of

MMR's post Merger total shares) for
$13.5 million in fulfillment of its commitment to purchase any shares relating to unexercised rights from the Rights Offering (the Stand-By Commitment). In August 1997, PLP purchased MCN's interest in the Vermilion Blocks 160 and 410 oil and gas fields ($24.5 million), and assumed the then outstanding debt owed by MMR under the MCN Program ($20.0 million). MMR paid PLP a $6.0 million Stand-By Commitment fee for acquiring and holding these assets until completion of the Rights Offering, entering into the Stand-By Commitment and agreeing to enter the Exploration Program. For further discussion of certain litigation with PLP see Note 9.

Program Participant. Effective December 15, 1997, Mr. Gerald J. Ford, an individual investor elected to MMR's Board of Directors in January 1998, became an individual participant in the Exploration Program. Through December 31, 1998, Mr. Ford has paid $4.0 million for his proportionate share of Exploration Program and related development costs incurred.

6. PROPERTY, PLANT AND EQUIPMENT
MMR's property, plant and equipment was associated solely with its oil and gas exploration and development activities prior to the Merger and includes the acquisition of FSC's assets thereafter. The components of net property, plant and equipment follow (in thousands):

                                                            December 31,
                                                        --------------------
                                                           1998       1997
                                                        ---------   --------
      Buildings and facilities, other than oil and gas  $  42,598   $    -
      Oil and gas exploration and development costs       108,212     68,085
      Transportation and terminaling                       62,034        -
      Other                                                 1,562        500
                                                        ---------   --------
      Property, plant and equipment                       214,406     68,585
      Accumulated depreciation and amortization           (27,269    (10,880)
                                                        ---------   --------
      Property, plant and equipment, net                $ 187,137   $ 57,705
                                                        =========   ========

7.  EMPLOYEE BENEFITS
Pension Plans and Other Benefits. MMR's defined benefit plan assets and liabilities and related costs prior to the Merger were immaterial due to its limited number of employees. In connection with the Merger MMR acquired FSC's defined benefit plan and merged its plan into FSC's. At December 31, 1998 substantially all employees are covered by MMR's defined benefit plan. Under the plan, MMR credits each participant's account annually with at least 4 percent of the participant's qualifying compensation. Additionally, interest is credited annually to each participant's account balance. MMR funds its respective pension liability in accordance with Internal Revenue Service guidelines. Additionally, for those employees in the qualified defined benefit plan whose benefits are limited under federal income tax laws, MMR sponsors an unfunded, nonqualified plan. MMR, as a result of the Merger, also provides certain health care and life insurance benefits (Other Benefits) for retired employees. MMR has the right to modify or terminate these benefits. Information on the MMR plans for 1998 follows (dollars in thousands):

                                            Pension      Other
                                            Benefits   Benefits
                                           ---------    -------
Change in benefit obligation:
Acquisition of FSC                         $ (10,860)   $(1,856)
Service cost                                     (60)        (9)
Interest cost                                    (60)       (10)
Actuarial gain (losses)                          613        (78)
Benefits paid                                      1        -
                                           ---------    -------
Benefit obligation at end of year            (10,366)    (1,953)
                                           ---------    -------
Change in plan assets:
Acquisition of FSC                            14,714        -
Actual return on plan assets                     593        -
Benefits paid                                     (1)       -
                                           ---------    -------
Fair value of plan assets at end of year      15,306        -
                                           ---------    -------
Funded status                                  4,940     (1,953)
Unrecognized net acturial (gain) loss         (1,095)        78
                                           ---------    -------
Prepaid (accrued) benefit cost             $   3,845    $(1,875)
                                           ---------    -------
Weighted-average assumptions:
Discount rate                                   6.75       6.75
Expected return on plan assets                  9.00        -
Rate of compensation increase                   4.25        -


     The initial health care cost trend rate used for the other benefits was 7.5 percent for 1998, decreasing 0.5 percent per year until reaching 5.0 percent. Based on the current plan provisions, a change in the trend rate would have no material impact. The components of net periodic benefit cost for MMR's plans during 1998 follow (in thousands):

                                            Pension      Other
                                            Benefits    Benefits
                                            --------    --------
Service cost                                $     60    $     9
Interest cost                                     60         10
Expected return on plan assets                  (112)        -
                                            --------    -------
Net periodic benefit cost                   $      8    $    19
                                            ========    =======

     MMR has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 20 percent of their pre-tax compensation. MMR matches 100 percent of the first 5 percent of the employees' contribution, with such matching amounts vesting after 5 years of service, the amounts of which were inmaterial for the three years ended December 31, 1998. MMR has other employee benefit plans, certain of which are related to MMR's performance, which costs are recognized currently in general and administrative expense.

Stock Options. Prior to the Merger, both MOXY and FSC had outstanding non-qualified stock options and MOXY had outstanding stock appreciation rights (collectively stock-based awards) previously granted under certain MOXY and FSC benefit plans. Pursuant to the Merger, all outstanding stock based awards were cancelled and substituted with MMR stock options granted under the MMR Adjusted Stock Award Plan (MMR Adjusted Plan).

     The MMR Adjusted Plan issued stock options on the same basis as the MMR common shares were distributed to the former MOXY and FSC shareholders upon consummation of the Merger. Accordingly, for each MOXY and FSC stock-based award outstanding at the Merger date, MMR stock options were granted in amounts and with exercise prices equal to the previous MOXY and FSC awards, as adjusted to reflect the Merger. Each MMR stock option has the same vesting schedule, expiration date and substantially the same terms and conditions as the original MOXY and FSC stock-based awards. If however, at any time within two years of the Merger the former directors of either MOXY or FSC do not comprise a majority of the MMR board of directors, subject to certain exceptions, then the MMR options substituted to either MOXY or FSC, depending upon whose directors' representation is not in the majority, will become fully exercisable.

     In November 1998, the MOXY and FSC shareholders approved the MMR 1998 stock option plan (the 1998 Plan) in connection with the Merger. The 1998 Plan is authorized to grant options representing up to 775,000 MMR common shares. At December 31, 1998 there had been no grants under the 1998 Plan. Generally stock options granted will be exercisable in 25 percent annual increments beginning one year from the date of grant and will expire 10 years after the date of grant. A summary of stock options outstanding (with prior years' outstanding MOXY options adjusted to reflect the effective reverse stock split as a result of the Merger) follows:

                        1998                    1997               1996
                  -------------------  -------------------  -----------------
                              Average              Average            Average
                  Number of   Option   Number of   Option   Number of Option
                   Options    Price     Options    Price    Options   Price
                  ---------  --------  ---------  --------  --------  -------
Beginning of year 1,021,227   $15.80    427,939    $19.40   451,566   $19.60
Granted              65,500    24.95    469,546     17.95     4,981    12.70
Issued to FSC
  optionholders     464,784    17.87        -         -         -         -
Adjustments             -               156,449       -
Exercised           (19,885)   15.23     (6,932)    16.40      (116)    15.15
Expired/forfeited   (29,742)   17.70    (25,775)    17.70   (28,492)    21.65
                  ---------           ---------             -------
End of year       1,501,884    16.82  1,021,227     15.80   427,939     19.40
                  =========           =========             =======

     In July 1997, pursuant to a new stock option plan approved by Board of Directors, options exercisable over a four-year period to purchase 390,800 equivalent MMR common shares were granted to certain officers, employees, and others. All the options were granted at the July 1997 market price of $18.13. MMR's shareholders approved the new stock option plan and subsequent grants in October 1997. As a result of the difference between July's market price and the market price of $21.35 following the shareholders' approval, MMR is amortizing a $1.3 million non-cash charge over the four year vesting period. Summary information of fixed stock options outstanding at December 31, 1998 follows:


                                Options Outstanding          Options Exercisable
                          --------------------------------  ------------------
                                       Weighted    Weighted            Weighted
                                       Average     Average             Average
                            Number    Remaining    Option   Number     Option
Range of Exercise Prices  of Options     Life      Price   Of Options  Price
------------------------  ---------   ---------   -------- ---------   -------
 $9.44 to $13.89             414,970   5.2 years   $ 11.81   330,080   $ 11.97
 $14.20 to $21.01          1,019,374   6.9 years     18.33   561,125     18.26
 $21.70 to $25.31             67,540   8.9 years     24.75     9,865     22.16
                           ---------                       ---------
                           1,501,884                         901,070
                           =========                       =========

     MMR has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for MMR's fixed stock option grants except as discussed above. Had compensation cost for MMR's fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, MMR's pro forma net loss would have increased by $3.0 million to $21.1 million ($2.29 per share) in 1998, $1.1 million to $11.6 million ($3.08 per share) in 1997 and $0.2 million to $10.1 million ($3.63 per share) in 1996. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average fair value for fixed stock option grants as adjusted for the effects of the Merger were $7.89 per option in 1998, $14.45 per option in 1997, $8.45 per option in 1996. The weighted average assumptions used include a risk-free interest rate of 5.3 percent in 1998 and 6.6 percent in 1997 and 1996, with expected volatility of 47 percent in 1998, 67 percent in 1997 and 45 percent in 1996 and expected lives of 10 years. The pro forma effects on net income are not representative of future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

8.  INCOME TAXES
At December 31, 1997, MMR had $30.2 million of net deferred tax assets resulting from temporary differences related to its exploration activities. MMR provided a valuation allowance equal to these tax assets because of its expectation of continuing to incur losses at that time. MMR recorded a $35.0 million net deferred tax asset pursuant to SFAS 109, "Accounting for Income Taxes," upon the acquisition of FSC's assets (see Note 3). MMR's results of operations are highly dependent upon oil, gas and sulphur prices and production quantities, which may vary from estimates. MMR has evaluated the realizability of the net deferred tax asset in light of estimates of production quantities, oil, gas and sulphur prices and the level of expected future expenses. Although MMR currently believes that these net deferred tax assets more likely than not will be realized through future earnings and/or tax planning strategies, changes in estimates of projected operating results could result in changes in the amount of deferred tax assets considered realizable. The pre-tax losses for each of the three years ending December 31, 1998 ordinarily would create accompanying income tax benefits approximating the applicable statutory rates. However, these benefits were not recognized as a result of MMR's evaluation of the realizability of its net deferred tax assets for each of the years presented. Recognition of future tax benefits resulting from reduction of the valuation allowance relating to the FSC acquisition will reduce any related goodwill remaining at that time, while other changes in the valuation allowance will be charged to earnings. The components of MMR's deferred taxes at December 31, 1998 and 1997 follow (in thousands):

                                                          December  31,
                                                       --------------------
                                                         1998        1997
                                                       --------    --------
Net operating loss carryforwards (expire 2006-2018)    $ 43,157    $ 21,559
Capital loss carryforwards (expire 1999)                  4,924       5,511
Property, plant & equipment                              29,714       2,111
Reclamation and shutdown reserves                        19,060         613
Deferred compensation, postretirement
  and pension benefits                                    3,650         -
Goodwill                                                  3,529         -
Other                                                       957         371
Less valuation allowance                                (69,991)    (30,165)
                                                       --------    --------
  Net deferred tax asset                               $ 35,000    $    -
                                                       ========    ========

9.  COMMITMENTS AND CONTINGENCIES
Credit Facilities. MMR has two separate credit facilities in place, providing for aggregate borrowings of up to $120 million, subject to certain restrictions. As a result of the Merger, MMR assumed a $100 million variable rate revolving credit facility with a group of banks previously established by FSC. The variable rate facility matures in December 2002, provides specified cash flows to interest coverage and maximum allowable debt to cash flow levels for MMR's sulphur subsidiary. The facility is subject to a negative pledge on MMR's sulphur assets. Facility fees on the unused amount are variable, with a minimum of 0.2 percent annually. In August 1998, MMR entered into a one-year, unsecured variable rate $15 million line of credit with a group of banks. Under the terms of the facility, MMR is able to increase the size of the facility to $20 million and extend the term for two additional years, subject to certain conditions, including providing security for the facility. Borrowings under the facility are subject to a borrowing base redetermined semiannually. There were no amounts outstanding under either of these facilities at December 31, 1998. At December 31, 1998, MMR had an aggregate cash and bank credit availability, subject to certain conditions, of approximately $90 million.

Commitments. At December 31, 1998, MMR had actual and probable 1999 commitments for drilling and related expenditures of approximately $12.9 million. Additionally, MMR has a contract with CLK Company L.L.C. (CLK), a company independently owned by its employees, to provide geological and geophysical services to MMR on an exclusive basis. The contract provides for an annual retainer fee of $2.2 million ($0.5 million of the annual fee paid in MMR common stock, recorded at fair market value), plus certain expenses and a 3 percent overriding royalty interest in prospects accepted by MMR. Cost of services provided by CLK, totaled $2.6 million in 1998, $3.0 million in 1997 and $3.1 million in 1996.

Long-term Contracts and Operating Leases. MMR's minimum annual contractual charges under non-cancelable long-term contracts and operating leases total $176.9 million, with $18.7 million in 1999, $13.5 million in 2000, $13.5 million in 2001, $13.5 million in 2002, $13.5 million in 2003 and $104.2 million thereafter. These operating lease payments are primarily associated with MMR leasing the services of an additional tanker to enhance its sulphur marine transportation services.

Other Liabilities. FSC has a liability to IMC Global Inc. (IGL) for a portion of IGL's postretirement benefits costs relating to certain retired employees of FSC. At December 31, 1998 the liability was estimated to total $14.9 million, including $3.4 in current liabilities. Future changes to this estimate because of changes in assumptions or actual results varying from projected results will be recorded in earnings.

     Additionally, FSC has a liability to Pennzoil Company arising from FSC's previous acquisition of Pennzoil's sulphur division, including the Culberson mine in west Texas. The quarterly payments are based on the average market price of sulphur for a given quarter, which also determines what assumed volume would be produced during that specific quarter. Under the terms of the agreement FSC will continue to make the required quarterly payments to Pennzoil until the earlier of 2015 or the quarter in which the cumulative assumed volume of production exceeds 18.6 million long tons of sulphur. The estimated future installment payments, based on estimated long-term sulphur prices, were recorded in MMR's accrued long-term liabilities.
The installment payments may be terminated earlier either by FSC, beginning on January 1, 1999 and each subsequent third anniversary of that date through the exercise of a $65 million call option or by Pennzoil, within a defined time period after each option date, through the exercise of a $10 million put option.

Litigation. In May 1998, IGL, the managing partner of PLP, and PLP filed suit against four former directors of Freeport-McMoRan Inc. (FTX) and MOXY. A second suit was filed subsequently on behalf of a purported class of plaintiffs who own depository units of PLP naming the same defendants as above as well as IGL and PLP. The plaintiffs in both cases allege the defendants breached their fiduciary duties in the approval of the Exploration Program. The plaintiffs seek unspecified monetary damages and recission or equitable reformation of the Exploration Program agreement. PLP continues to participate in the Exploration Program pursuant to its contractual agreements and is current on payments due on its joint interest billings. MMR believes that these suits are without merit and intends to vigorously defend itself and enforce its contract rights.

     On October 22, 1998, a plaintiff purporting to represent a class of public stockholders of FSC filed a compliant against FSC, certain directors or officers of FSC and MOXY. A second class action suit was filed on December 15, 1998 naming the same individual directors as above and MMR as defendants. These lawsuits were later consolidated into one suit on January 13, 1999. The plaintiffs allege that the individual defendants breached their fiduciary duties in structuring the Merger in a manner unfair to former FSC shareholders and failed to obtain the true value of FSC. The plaintiffs also allege that MOXY aided and abetted the alleged breach of fiduciary duties. The plaintiffs seek damages and other relief. MMR believes that this suit is without merit and intends to vigorously defend itself.

Environmental. MMR has made, and will continue to make, expenditures for the protection of the environment. MMR is subject to contingencies as a result of environmental laws and regulations. Increased emphasis on environmental matters could affect present and future environmental laws and regulations applicable to MMR's operations which could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be accurately predicted at this time.

10.  BUSINESS SEGMENTS
MMR has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. MMR had only one operating segment until the Merger, when it acquired FSC's sulphur assets. Oil and gas are produced at the Vermilion Block 160 field unit, located 42 miles offshore Louisiana. Gas is produced at the Vermilion Block 410 field, located 115 miles offshore Louisiana and oil is produced at Main Pass from the same geologic formation that holds the deposit's sulphur. Frasch sulphur is produced at the Main Pass mine located 32 miles offshore Louisiana and the Culberson mine in west Texas. The sulphur business segment also includes an extensive logistics network, including sulphur terminaling and transportation assets, and purchases of recovered sulphur.

     A significant portion of the sulphur produced or purchased is sold to the IMC-Agrico Joint Venture (IMC-Agrico), a chemical fertilizer producer jointly owned by IGL and PLP, under a long-term supply contract that extends for as long as IMC-Agrico has a requirement for sulphur. Sales to IMC-Agrico totaled 35.9 percent of MMR's total revenues or 68.4 percent of sulphur sales, for the 1998 period after the Merger. As a percentage of total customer accounts receivable, the receivable from IMC-Agrico totaled 56.6 percent or 64.6 percent of the sulphur customer receivables at December 31, 1998. During the second half of 1998 oil produced from the Main Pass facility was sold to AMOCO Production Company exclusively under a sales contract, which has been extended through June 30, 1999. Oil and gas production is sold to various U.S. purchasers, including one gas purchaser comprising over 90 percent of total gas revenue. No other single customer accounted for greater than 10 percent of the total revenues in 1996 through 1998. All of MMR's customers are currently located in the United States.

                            Sulphur    Oil & Gas   Other      Total
                            --------   --------   --------  ---------
                                         (In Thousands)
1998
Revenues                    $ 24,276   $ 21,626   $   -     $  45,902
Production and delivery       23,096      4,632       -        27,728
Depreciation and amortization    573     17,160       -        17,733
Exploration expense              -       14,533       -        14,533
General and administrative
 expense                       1,267      4,412       -         5,679
Gain on sale of property         -         (447)      -          (447)
                            --------   --------   -------   ---------
Operating loss                  (660)   (18,664)      -       (19,324)
Interest expense                 (50)      (188)      -          (238)
Interest and other income        132      1,314       -         1,446
                            --------   --------   -------   ---------
Net loss                    $   (578)  $(17,538)  $   -     $ (18,116)
                            ========   ========   ========  =========
Capital expenditures, net   $  3,087   $ 51,543   $   -     $  54,630
                            ========   ========   ========  =========
Total assets                $190,310   $ 90,485   $ 39,593a $ 320,388
                            ========   ========   ========  =========

(a)Represents assets held by theparent company, the most significant of which include MMR's deferred tax assets and certain prepaid pension benefits.

11. SUPPLEMENTARY OIL AND GAS INFORMATION
MMR's oil and gas exploration, development and production activities are conducted in the offshore Gulf of Mexico and onshore Gulf Coast areas of the United States. Supplementary information presented below is prepared in accordance with requirements prescribed by SFAS 69.

Oil and Gas Capitalized Costs.

                                            Years Ended
                                            December 31,
                                       ---------------------
                                          1998        1997
                                       --------     --------
                                          (In  Thousands)
Unevaluated  properties                $  5,953     $ 14,856
Evaluated                               102,259       53,229
                                       --------     --------
Subtotal                                108,212       68,085
Less accumulated depreciation
 and amortization                       (26,941)     (10,880)
                                       --------     --------
Net oil and gas properties             $ 81,271     $ 57,205
                                       ========     ========


Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

                                   Years Ended December 31,
                             -----------------------------------
                                1998         1997          1996
                             --------      --------     --------
                                       (In Thousands)
Acquisition of properties:
  Proved                     $  5,037      $ 26,005     $    -
  Unproved                        103         3,332        2,499
Exploration costs              19,006        20,551       11,672
Development costs              27,554         9,794        6,507
                             --------      --------     --------
                             $ 51,700      $ 59,682     $ 20,678
                             ========      ========     ========

Proved Oil and Gas Reserves (Unaudited). Proved oil and gas reserves at December 31, 1998 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). Thus, the following reserve estimates are based upon existing economic and operating conditions; they are only estimates and should not be construed as being exact. Substantially all of MMR's proved reserves, including the 3,668,000 barrels of oil acquired at Main Pass, are located in offshore United States waters. Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet.

                                          Oil                     Gas
                                  -------------------   -----------------------
                                   1998   1997  1996     1998     1997    1996
                                  -----   ----  ----    ------   ------  ------
Proved reserves:
  Beginning of year                 463    168    94    40,234   16,054   8,521
  Revisions of previous estimates    14      1    31     4,111       38   1,155
  Discoveries and extensions         68    195    72    18,788   21,481   7,009
  Production                       (304)   (34)  (29)   (8,634)  (4,061)   (631)
  Sale of reserves                    -    (17)   -        -     (3,307)    -
  Purchase of reserves            3,755    150    -      3,962   10,029     -
                                  -----   ----  ----    ------   ------  ------
  End of year                     3,996    463   168    58,461   40,234  16,054
                                  =====   ====  ====    ======   ======  ======
Proved developed reserves:
  Beginning of year                 383     58    20    23,086    7,530     779
                                  =====   ====  ====    ======   ======  ======
  End of year                     3,984    383    58    39,428   23,086   7,530
                                  =====   ====  ====    ======   ======  ======

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited).
MMR's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide for the use of current oil and gas prices (escalated only when known and determinable price changes are provided by contract and law) in the projection of future net cash flows.

                                                       December 31,
                                                  ---------------------
                                                     1998        1997
                                                  ---------   ---------
                                                     (In Thousands)
Future cash flows                                 $ 165,216   $ 111,655
Future costs applicable to future cash flows:
  Production costs                                  (51,226)    (20,984)
  Development and abandonment costs                 (33,527)    (31,211)
                                                  ---------   ---------
Future net cash flows before income taxes            80,463      59,460
Future income taxes                                     -           -
                                                  ---------   ---------
Future net cash flows                                80,463      59,460
Discount for estimated timing of net cash flows
 (10% discount rate)                                (13,012)    (13,837)
                                                  ---------   ---------
                                                  $  67,451   $  45,623
                                                  =========   =========

    Because MMR has sufficient tax deductions and losses to utilize against estimated future taxable income, in accordance with SFAS 69 no deductions for future income taxes have been made above.

Changes in  Standardized Measure  of Discounted  Future Net  Cash
Flows From Proved Oil and Gas Reserves (Unaudited).

                                                    Years Ended December 31,
                                                 -----------------------------
                                                    1998       1997      1996
                                                 --------   --------  --------
                                                         (In Thousands)
Beginning of year                                $ 45,623   $ 35,341  $  8,330
Revisions:
  Changes in prices                                (9,128)   (13,869)   12,894
  Accretion of discount                             4,562      3,534       833
   Other changes, including revised estimates
   of development costs and rates of production     1,029     (6,040)   (2,863)
Discoveries and extensions, less related costs     10,273     15,502    10,837
Development costs incurred during the year         24,007      6,630     6,985
Revenues, less production costs                   (16,994)   (10,193)   (1,675)
Sale of reserves in place                             -       (3,437)      -
Purchase of reserves in place                       8,079     18,155       -
                                                 --------   --------  --------
End of year                                      $ 67,451   $ 45,623  $ 35,341
                                                 ========   ========  ========

12. SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Proved and probable sulphur reserves for the Main Pass and Culberson mines totaled approximately 52.6 million long tons at December 31, 1998. Culberson sulphur reserves totaled 0.2 million long tons at December 31, 1998, which represents the production MMR expects from the mine through the second quarter of 1999 prior to its permanent closure. Main Pass and Culberson reserves are subject to a 12.5 percent and 9.0 percent royalty, respectively, based on net mine revenues.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             Basic and
                                                              Diluted
                                    Operating      Net        Net  Loss
                        Revenues      Loss        Loss       Per Share a
                        --------    --------    --------     ----------
                             (In Thousands, Except Per Share Amounts)
1998
1st Quarter             $  5,779    $ (7,421)   $ (7,020)    $    (0.80)
2nd Quarter                5,999      (8,189)     (7,858)         (0.90)
3rd Quarter                4,147      (1,490)     (1,102)         (0.15)
4th Quarter b             29,977      (2,224)     (2,136)         (0.16)
                        --------    --------    --------
                        $ 45,902    $(19,324)   $(18,116)         (1.96)
                        ========    ========    ========
1997
1st Quarter             $  2,773    $ (2,260)   $ (2,489)    $    (0.90)
2nd Quarter                2,248      (1,192)c    (1,395)c        (0.50)c
3rd Quarter                2,688      (6,274)d    (6,545)d        (2.30)d
4th Quarter                5,843        (178)       (109)         (0.02)
                        --------    --------    --------
                        $ 13,552    $ (9,904)   $(10,538)         (2.80)
                        ========    ========    ========

a.Restated to reflect the effective reverse stock split
  resulting from the Merger.
b.Includes the results of FSC, subsequent to its acquisition on
  November 17, 1998 (see Notes 1 and 3).
c.Includes a gain of $2.3 million ($0.80 per share) resulting from the sale of the West Cameron Block 503 property and $1.0 million ($0.35 per share) of additional depreciation from downward revisions to reserve estimates for the Vermilion Block 410 property.
d.Includes $3.9 million ($1.05 per share) of non-productive exploratory drilling costs on the Grand Isle Block 65, Eugene Island 18/19 and Vermilion Block 159 prospects.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

     Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information regarding executive officers required by
Item 10 may be found under Item 4(a) of this report. Information concerning MMR's directors required by Item 10 is incorporated by reference from MMR's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     Information concerning the compensation of MMR's executives required by Item 11 is incorporated by reference from MMR's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     Information concerning security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from MMR's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions required by Item 13 is incorporated by reference from MMR's definitive proxy statement for its 1999 Annual Meeting of Stockholders.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a)(1). Financial Statements. Reference is made to Item 8 hereof.

     (a)(2).   Financial Statement Schedules.  Schedules have not
     been included because they are not      required, not
     applicable or the information required has been included elsewhere herein.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1998 and 1997 for each of the three years in the period ended December 31, 1998 included in McMoRan Exploration Co.'s annual report to shareholders included elsewhere in this Form 10-K, and have issued our report thereon dated January 19, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                       Arthur Andersen LLP

New Orleans, Louisiana,
  January 19, 1999

Schedule II - Valuation and Qualifying Accounts

                                Additions
                            ------------------
                  Balance   Charged
                    at        to     Charged                  Balance
                 Beginning   Costs     to       Other -         at
                    of        and     Other      Add          End of
                  Period    Expense  Accounts  (Deduct)       Period
                 -------   --------  -------- --------        --------
                                (In Thousands)
Reclamation
and mine shutdown
reserves:
1998
Sulphur          $  -      $    100  $   -    $ 56,497  a     $ 56,597
Oil                 584       1,100      -       8,302  b,c      9,986
                 -------   --------  -------- --------        --------
                 $  584    $  1,200  $   -    $ 64,799        $ 66,583
                 =======   ========  ======== ========        ========
1997
Oil              $  110    $    474  $   -    $    -          $    584
                 -------   --------  -------- --------        --------
                 $  110    $    474  $   -    $    -          $    584
                 =======   ========  ======== ========        ========
1996
Oil              $   -     $   110  $   -    $    -           $    110
                 -------   --------  -------- --------        --------
                 $   -     $   110  $   -    $    -           $    110
                 =======   ========  ======== ========        ========



a. Includes the liabilities assumed in connection with the acquisition of FSC's sulphur operations.
b. Includes the $7.0 million liability assumed in connection with the acquisition of FSC's oil operations at Main Pass 299.
c. Includes the $1.3 million liability assumed in connection with the acquisition of the platform at Vermilion Block 144.
                      ____________________

     No other schedules have been included because they are not required, not applicable or the information has been included elsewhere herein.

     (a)(3)    Exhibits

          Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b)  Reports on Form 8-K

The registrant filed a Current Report on Form 8-K dated November 17, 1998 reporting under Items 2 and 7 the Merger between MOXY and FSC. Additionally, the registrant filed three additional Current Reports on Form 8-K dated December 22 and December 30, 1998 and February 12, 1999 reporting events under Item 5.

                         SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

                              McMoRan Exploration Co.

                              By:    /s/Richard C.Adkerson
                                 ---------------------------------
                                        Richard C. Adkerson
                              Co-Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated, on March 24, 1999.



           *                              Co-Chairman of the Board
 -------------------------
     James R. Moffett


  /s/ Richard C. Adkerson          Co-Chairman of the Board, President and
 --------------------------                Chief Executive Officer
   Richard C. Adkerson                  (Principal Executive Officer)



           *                              Vice  Chairman of the Board
 --------------------------
    Rene L. Latiolais


  /s/ Robert M. Wohleber                    Executive Vice President,
 --------------------------             Chief Financial Officer and Director
      Robert M. Wohleber                    (Principal Financial Officer)



           *                                Vice President and Controller
                                               - Financial Reporting
---------------------------                 (Principal Accounting Officer)
     C. Donald Whitmire




           *                                          Director
---------------------------
      Robert A. Day




           *                                          Director
---------------------------
      Gerald J. Ford



           *                                          Director
---------------------------
    B. M. Rankin, Jr.


*By:  /s/ Richard C. Adkerson
    ----------------------------
         Richard C. Adkerson
          Attorney-in-Fact

                     McMoRan Exploration Co.
                          Exhibit Index

Exhibit Number

 2.1 Agreement and Plan of Mergers dated as of August 1, 1998. (Incorporated by reference to Annex A to MMR's Registration Statement on Form S-4 (Registration No. 333-61171) filed with the SEC on October 6, 1998 (the MMR S-4)).

 3.1      Amended and Restated Certificate of Incorporation of
          MMR.

 3.2      By-laws of MMR.  (Incorporated by reference to Exhibit
          3.2 to the MMR S-4).

 4.1 Form of Certificate of MMR Common Stock (Incorporated by reference to Exhibit 4.1 of the MMR S-4).

 4.2      Rights Agreement dated as of November 13, 1998.

 4.3      Amendment to Rights Agreement dated December 28, 1998.

10.1 MMR Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the MMR S-4).

10.2      MMR 1998 Stock Option Plan for Non-Employee Directors.
          (Incorporated by reference to Exhibit 10.2 of the MMR
          S-4).

10.3 MMR 1998 Stock Option Plan. (Incorporated by reference to Annex D to the MMR S-4).

10.4      Stock Bonus Plan (Incorporated by reference from MMR's
          Registration Statement on Form S-8 (Registration No.
          333-67963) filed with the SEC on November 25, 1998.

10.5 Master Agreement dated July 14, 1997 between MOXY and Freeport-McMoRan Resource Partners, Limited Partnership, now named Phosphate Resource Partners Limited Partnership ("PLP") (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by MOXY dated July 14, 1997 (the "MOXY July 14, 1997 8-K")).

10.6 Purchase and Sale Agreement dated July 11, 1997 by and among PLP, MCNIC Oil & Gas Properties, Inc., MCN
          Investment Corporation and MOXY (Incorporated by reference to Exhibit 10.4 of the MOXY July 14, 1997 8-
          K).

10.7 Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and MOXY (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by MOXY dated as of September 2, 1997).


10.8 Participation Agreement between MOXY and PLP dated as of April 1, 1997 (Incorporated by reference to Exhibit
          10.4 to MOXY's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "MOXY 1997 10-K")).

10.9      Amendment to Participation Agreement between MOXY and
          PLP dated as of December 15, 1997 (Incorporated by reference to Exhibit 10.5 to the MOXY 1997 10-K).

10.10                      Participation Agreement between MOXY
          and Gerald J.  Ford dated as of December 15, 1997
          (Incorporated by reference to Exhibit 10.6 to the MOXY
          1997 10-K).

10.11                      Services Agreement dated as of
          November 17, 1998 between MMR and FM Services Company.

10.12                      Exploration Agreement effective July
          1, 1996, between MOXY and PLP (Incorporated by reference to Exhibit 10.1 to MOXY's Quarterly Report on
          Form 10-Q for the quarter ending June 30, 1996).

10.13                      MMR Financial Counseling and Tax
          Return Preparation and Certification Program, effective
          September 30, 1998.

10.14 Employee Benefits Agreement by and between Freeport-McMoRan Inc. ("FTX") and FSC. (Incorporated by reference to Exhibit 10.1 to FSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "FSC 1997 10-K")).

10.15 Asset Sale Agreement for Main Pass Block 299 between Freeport-McMoRan Resource Partners, Limited Partnership ("FRP") and Chevron USA, Inc. dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to FSC's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the "FSC S-1")).

10.16                      Main Pass 299 Sulphur and Salt Lease,
          effective May 1, 1988. (Incorporated by reference to Exhibit 10.3 to the FSC S-1).

10.17                      Joint Operating Agreement by and
          between FRP, IMC-Fertilizer, Inc. and Felmont Oil
          Corporation, dated as of June 5, 1990. (Incorporated by reference to Exhibit 10.4 to the FSC S-1)

10.18                      MMR Performance Incentive Awards
          Program as amended effective February 1, 1999.

10.19                      Joint Operating Agreement by and
          between FRP, IMC-Fertilizer, Inc. and Felmont Oil
          Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit 10.5 to the FSC S-1)

10.20          Agreement  to  Coordinate  Operating
          Agreements   by    and    between    FRP,
          IMC-Fertilizer    and     Felmont     Oil
          Corporation, dated  as  of  May 1,  1988.
          (Incorporated  by  reference  to  Exhibit
          10.6 to the FSC S-1)

10.21                      Asset Purchase Agreement between FRP
          and Pennzoil Company dated as of October 22, 1994 (the
          "Asset Purchase Agreement"). (Incorporated by reference to Exhibit 10.7 to the FSC S-1)

10.22                      Amendment No. 1 to the Asset Purchase
          Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the FSC S-1)

10.23                      Agreement for Sulphur Supply, as
          amended, dated as of July 1, 1993 among FRP, IMC
          Fertilizer and IMC-Agrico Company (the "Sulphur Supply
          Agreement"). (Incorporated by reference to Exhibit 10.9
          to the FSC S-1)

10.24                      Side letter with IGL regarding the
          Sulphur Supply Agreement. (Incorporated by reference to
          Exhibit 10.10 to the FSC S-1)

10.25 Processing and Marketing Agreement between the FSC (a division of FRP) and Felmont Oil Corporation dated as of June 19, 1990 (the "Processing Agreement"). (Incorporated by reference to Exhibit
          10.11 to the FSC S-1)

10.26                      Amendment Number 1 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.12
          to the FSC S-1)

10.27                      Amendment Number 2 to the Processing
          Agreement.  (Incorporated by reference to Exhibit 10.13
          to the FSC S-1)

10.28 Credit Agreement dated as of December 12, 1997 among FSC, as borrower, the financial institutions party thereto, the Chase Manhattan Bank, as administrative agent and documentary agent, and Hibernia National Bank, as co-agent. (Incorporated by reference to Exhibit 10.15 to the FSC 1997 10-K)

10.29                      Amended and Restated Credit Agreement
          dated November 17, 1998 among Freeport-McMoRan Sulphur
          Inc., as borrower, McMoRan Exploration Co., as
          Guarantor and, the financial institutions party thereto.

10.30                      Letter Agreement dated December 22,
          1997 between FMS and Rene L. Latiolais. (Incorporated by reference to Exhibit 10.19 to FSC 1997 10-K).


10.31                      Supplemental Letter Agreement between
          FMS and Rene L. Latiolais effective as of January 1,
          1999.

10.32 Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FMS as of January 1,
          1996); as amended on December 15, 1997 and on December
          7, 1998.

21.1      List of Subsidiaries.

23.1      Consent of Arthur Andersen.

23.2      Consent of Ryder Scott.

24.1 Certified resolution of the Board of Directors of MMR authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of MMR.

27.1      MMR Financial Data Schedule.