Form 10-Q
period 1999-03-31
MCMORAN EXPLORATION CO /DE/
filed 1999-05-14
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  March 31, 1999



                Commission File Number: 001-07791



                     McMoRan Exploration Co.



 Incorporated in Delaware                            72-1424200
                                                   (IRS Employer
                                                 Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


 Registrant's telephone number, including area code:  (504) 582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On March 31, 1999, there were issued and outstanding 14,107,341 shares of the registrant's Common Stock, par value $0.01 per share.




                     McMoRan Exploration Co.
                        TABLE OF CONTENTS

                                                          Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                        3

            Statements of Operations                        4

            Statements of Cash Flow                         5

            Notes to Financial Statements                   6

          Remarks                                           7

          Report of Independent Public Accountants          8

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      9

        Part II.  Other Information                        15

        Signature                                          16

        Exhibit Index                                     E-1

                     McMoRan Exploration Co.
                 Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                   McMoRan EXPLORATION  CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                             March 31,    December 31,
                                               1999          1998
                                             ---------     ---------
                                                 (In Thousands)
ASSETS
Cash and cash equivalents                    $  24,448     $  17,816
Accounts receivable                             28,519        32,076
Inventories                                     17,868        14,915
Deferred tax asset and prepaid expenses          7,340         4,762
                                             ---------     ---------
  Total current assets                          78,175        69,569
Property, plant and equipment, net             180,104       187,137
Deferred tax asset                              29,359        31,834
Other assets including goodwill (net of
 accumulated amortization of $294,000 and
 $144,000, respectively)                        31,184        31,848
                                             ---------     ---------
Total assets                                 $ 318,822     $ 320,388
                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                             $  30,789     $  27,549
Accrued liabilities                              9,321        13,895
Current portion of reclamation and mine
 shutdown and other reserves                    11,575         7,145
                                             ---------     ---------
  Total current liabilities                     51,685        48,589
Reclamation and mine shutdown reserves          53,970        60,047
Other long-term liabilities                     32,782        32,952
Stockholders' equity                           180,385       178,800
                                             ---------     ---------
Total liabilities and stockholders' equity   $ 318,822     $ 320,388
                                             =========     =========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                STATEMENTS OF OPERATIONS (Unaudited)


                                        Three Months Ended
                                             March 31,
                                       --------------------
                                         1999        1998
                                       --------     -------
                                       (In Thousands, Except
                                         Per Share Amounts)
Revenues                               $ 62,111     $ 5,779
Costs and expenses:
Production and delivery                  48,030         979
Depreciation and amortization             9,404       5,207
Exploration expenses                      2,550       6,084
General and administrative expenses       3,322         930
Gain on sale of oil and gas property     (3,090)        -
                                       --------     -------
  Total costs and expenses               60,216      13,200
                                       --------     -------
Operating income (loss)                   1,895      (7,421)
Interest expense                            (58)        -
Other income, net                           196         401
                                       --------     -------
Net income (loss) before income taxes     2,033      (7,020)
Provision for income taxes                 (719)        -
                                       --------     -------
Net income (loss)                      $  1,314     $(7,020)
                                       ========     =======
Net income (loss) per share
 of common stock
  Basic                                   $0.09      $(0.82)
                                          =====      ======
  Diluted                                 $0.09      $(0.82)
                                          =====      ======
Average common shares outstanding
  Basic                                  14,094       8,554
                                         ======       =====
  Diluted                                14,209       8,554
                                         ======       =====

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1999       1998
                                                      --------   --------
                                                         (In Thousands)
Cash flow from operating activities:
Net income (loss)                                     $  1,314   $ (7,020)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                          9,404      5,207
  Exploration expenses                                   2,550      6,084
  Gain on sale of oil and gas property                  (3,090)      -
  Reclamation and mine shutdown expenditures              (811)      -
  Utilization of deferred tax asset                        707       -
  Change in assets and liabilities, net of
  effects of acquisitions:
  (Increase) decrease in working capital
    Accounts receivable                                  1,110     (8,670)
    Accounts payable and accrued liabilities             2,965       (447)
    Inventories and prepaid expense                     (3,962)      (210)
  Other                                                     65      1,068
                                                      --------   --------
Net cash provided by (used in) operating activities     10,252     (3,988)
                                                      --------   --------
Cash flow from investing activities:
Exploration, development and other
 capital expenditures                                  (17,241)   (13,358)
Proceeds from disposition of assets, net                13,304       -
Other                                                      254       -
                                                      --------   --------
Net cash used in investing activities                   (3,683)   (13,358)
                                                      --------   --------
Cash flow from financing activities:
Proceeds from exercise of stock options and other           63       -
                                                      --------   --------
Net cash provided by financing activities                   63       -
                                                      --------   --------
Net increase (decrease) in cash and cash equivalents     6,632    (17,346)
Cash and cash equivalents at beginning of year          17,816     29,149
                                                      --------   --------
Cash and cash equivalents at end of period            $ 24,448   $ 11,803
                                                      ========   ========

The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION
Background. McMoRan Exploration Co. (MMR), a Delaware corporation, became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) combined their respective operations (the Merger). In the Merger, FSC's shareholders received 0.625 MMR common shares for each FSC outstanding common share, or a total of 5.5 million MMR shares, while MOXY's shareholders received 0.20 MMR common shares for each MOXY outstanding common share, or a total of 8.6 million MMR common shares. MMR's Board of Directors and executive management include former members of the Boards of Directors and executive management of both MOXY and FSC.

Basis of Presentation. The Merger is reflected in the accompanying financial statements using the purchase method of accounting, with MOXY as the acquiring entity. Accordingly, financial statements for any period prior to the Merger reflect the historical assets, liabilities, revenues and expenses attributable to MOXY as the predecessor of MMR. Operating results of the acquired assets are included after November 17, 1998. The 1998 earnings per share and weighted average shares outstanding amounts have been restated to reflect the effective reverse stock split of MOXY's shares resulting from the Merger. The assets acquired and liabilities assumed from FSC were recorded at estimated fair values using independent appraisals where available. For further detail discussion on the acquisition of FSC see "Note 3. Acquisitions," to the Notes to Financial Statements included in MMR's 1998 Annual Report on Form 10-K.

2. EARNING PER SHARE
The earnings per share (EPS) data for 1998 has been restated to reflect the effective reverse stock split resulting from the Merger. Basic net income (loss) per share of common stock was calculated by dividing net income or net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. MMR's first-quarter 1999 diluted net income per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the quarter plus dilutive stock options, which represented approximately 115,000 shares. MMR had approximately 157,000 options outstanding in the first quarter of 1998 that would otherwise be included in the calculation of diluted net
(loss) per share but were excluded as anti-dilutive considering the losses incurred during the quarter.

     Outstanding options to purchase 1,054,700 and 5,100 shares of common stock at average exercise prices of $18.82 and $20.40 per share during the first quarters of 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise prices were greater than the average market price during the periods presented.

3. FINANCIAL INSTRUMENTS AND CONTRACTS
MMR currently does not hedge or otherwise enter into price protection contracts for its principal products, although in April 1998 FSC entered into a price protection program for its anticipated 1998 natural gas purchase requirements. Under the terms of the contract, commencing in May 1998 MMR began purchasing 450,000 million British thermal units (mmbtu) of natural gas per month (representing approximately 75 percent of Main Pass' natural gas purchases) for $2.175 per mmbtu. The contract also granted the supplier the option to put 450,000 mmbtu per month to MMR at a price of $2.175 per mmbtu during 1999. The estimated fair market value of this contract was approximately $(0.7) million at March 31, 1999 and is included in accrued liabilities. This liability, adjusted for any subsequent changes in fair market value, will be recognized as a reduction in production costs during 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. MMR has not adopted SFAS 133 and its adoption is expected to have little or no impact on its future financial position or results of operations.

4. BUSINESS SEGMENTS
MMR has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. MMR had only one operating segment, Oil and Gas, until the Merger, when it acquired FSC's sulphur assets. MMR's oil and gas are produced offshore in the Gulf of Mexico and include MMR's facilities at Vermilion Blocks 160 and 159, West Cameron Block 616 and, until March 3, 1999, Vermilion Block 410. MMR also produces oil at Main Pass, which is included in the oil and gas segment, from the same geologic formation containing the deposit's sulphur. Frasch sulphur is produced at the Main Pass mine located 32 miles offshore Louisiana and the Culberson mine in west Texas, which is anticipated to cease production permanently by the end of the second quarter of 1999. The sulphur business segment includes purchasing recovered sulphur and the transporting and terminaling of sulphur, both mined and purchased, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. MMR's segment data for the first quarter of 1999 is shown below.

                                                        Eliminations
                                    Sulphur   Oil & Gas  and Other    Total
                                   ---------  ---------  ---------  ---------
                                                (In Thousands)
1999
Revenues                           $  51,035  $  11,076  $    -     $  62,111
Production and delivery               44,856      3,174       -        48,030
Depreciation and amortization          1,181      8,223       -         9,404
Exploration expenses                    -         2,550       -         2,550
General and administrative expenses    1,776        738       808       3,322
Gain on sale of property                -        (3,090)      -        (3,090)
                                   ---------  ---------  --------   ---------
Operating income (loss)                3,222       (519)     (808)      1,895
Interest expense                         (49)        (9)      -           (58)
Interest and other income                151         45       -           196
Income tax provision                    -           (12)     (707)       (719)
                                   ---------  ---------  --------   ---------
Net income (loss)                  $   3,324  $    (495) $ (1,515)  $   1,314
                                   =========  =========  ========   =========
Capital expenditures               $   6,588  $  10,653  $    -     $  17,241
                                   =========  =========  ========   =========
Total assets                       $ 189,172  $  90,716  $ 38,934a  $ 318,822
                                   =========  =========  ========   =========

(a) Represents assets held by the parent company, the most significant of which include MMR's deferred tax assets and certain prepaid pension benefits.


                         -----------------
                             Remarks

The information furnished herein should be read in conjunction with MMR's financial statements contained in its 1998 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 1999, and the related statements of operations and cash flow for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of McMoRan Exploration Co. as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 19, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                 /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 20, 1999

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
  McMoRan Exploration Co. (MMR) engages in the exploration, development and production of oil and gas offshore in the Gulf of Mexico (Gulf) and onshore in the Gulf Coast region and in the mining, purchasing, transporting, terminaling and marketing of sulphur. On November 17, 1998, McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) became wholly owned subsidiaries and operating segments of MMR. The Merger was recorded as a purchase with MOXY as the acquiring entity (see
Note 1). All following references to MMR for any period prior to the Merger are to activities or operations originally conducted by MOXY.

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

The assets acquired from FSC include two operating sulphur mines:
Main Pass 299, in which FSC owns an 83.3 percent interest, located offshore Louisiana and the wholly owned Culberson mine, located in west Texas, which is expected to cease production permanently by the end of the second quarter of 1999. Other sulphur assets include five sulphur terminals located across the Gulf Coast and various marine and rail transportation assets. MMR also acquired FSC's 83.3 percent interest in the Main Pass oil operations, which involves producing oil from the same geologic formation containing the deposit's sulphur.

OPERATIONAL ACTIVITIES
        The following significant operational activities
occurred during 1999.
Oil and Gas
-----------
 . On January 18, 1999, MMR, as operator, commenced production from the Vermilion Block 160 #4 sidetrack well and the Vermilion Block 159 #3 well. Current combined gross sustainable daily production at these properties total approximately 50 million cubic feet (MMCF) of gas and 1,600 barrels of oil and condensate. MMR has an approximate 58.4 percent net revenue interests in the Vermilion Block 160 #4 sidetrack well, subject to an approximate 12.7 percent net profits interest, and an approximate 38.6 percent net revenue interest in the Vermilion Block 159 #3 well. Both wells are located in approximately 100 feet of water, 42 miles offshore Louisiana.
 . During the first quarter of 1999, MMR completed the consolidation of its net revenue interest in the Vermilion Block 160 field unit and the Vermilion Block 159 #3 well. Including the approximate 11.6 percent and 6 percent net revenue interests purchased in these respective properties in December 1998, MMR acquired a total of approximately 19.4 percent and 10 percent of additional net revenue interests in these respective properties by the end of January 1999. In March 1999, MMR sold approximately 9.1 percent and 5.2 percent of net revenue interests in the Vermilion Block 160 field unit and Vermilion Block 159 #3 well, respectively, to its exploration program partners and other joint interest partners on the same terms as it had purchased them. MMR also acquired the lease rights associated with Vermilion Blocks 144 and 159, as well as a production platform, which could be used in future operations if additional reserves are discovered at these locations.
 .  On March 15, 1999, MMR, as operator, commenced production at
   West Cameron Block 616 from five well completions. These wells initially produced at a gross daily rate of approximately 75 MMCF of gas. Current gross sustainable daily production is approximately 40 MMCF of gas. One well completion has been lost due to a gravel pack failure, and the remaining four completions are being produced at conservative rates. Production is being carefully controlled and monitored in order to maximize the total reserves to be recovered from the field. MMR has an approximate 50 percent working interest and and an approximate 38 percent net revenue interest in West Cameron Block 616, located in approximately 300 feet of water, 130 miles offshore Louisiana.
 . On March 3, 1999, MMR sold its approximate 28 percent net revenue interest in Vermilion Blocks 389, 409, and 410 and East Cameron Block 162 (collectively the "Vermilion Block 410 field"). The sale resulted in MMR recognizing an approximate $3.1 million gain during the quarter. See "Results of Operations" below.

 . During the first quarter of 1999, MMR farmed-out its previous discovery at West Cameron Block 617, retaining a net profits interest that will escalate from approximately 2.4 percent to
   7.2 percent depending upon attainment of certain cost and production volume levels.
 . MMR farmed-in Vermilion Block 162 in January 1999 and drilled the #5 exploratory well to a total depth of 12,700 feet. The well was subsequently plugged and abandoned, resulting in an approximate $1.4 million charge to earnings during the quarter.

Sulphur
-------
 .  During the first quarter of 1999, MMR completed replacement drilling of the nine producing wells lost during Hurricane Georges in September 1998. MMR had drilled four of the wells prior to year end and redrilled the remaining replacement
   wells during the first quarter of 1999.   As a result, Main
   Pass' average daily production has increased 39 percent from year end levels.
 . MMR has ceased drilling operations at the Culberson mine, located in west Texas, with production anticipated to cease permanently by the end of the second quarter of 1999.


                                             March 31,
                                     -----------------------
                                        1999         1998 a
                                     ---------     ---------
                                      (Dollars in thousands,
                                   except for realized prices)
FINANCIAL DATA:
Oil and gas
  Revenues                           $  11,076     $   5,779
  Operating loss                          (519)       (7,421)
  Net loss                                (495)       (7,020)
Sulphur
  Revenues                              51,035          -
  Operating income                       3,222          -
  Net income                             3,324          -

OPERATING DATA:
Sales Volumes
  Gas (thousand cubic feet, or MCF)  3,787,500     2,581,300
  Oil (barrels)                        396,500        34,700
  Sulphur (long tons)                  780,100          -
Average Realization
  Gas (per MCF)                      $    1.80     $    2.14
  Oil (per barrel)                       10.51         16.08
  Sulphur (per long ton)                 64.95          -


a. MOXY's net ownership interest in Vermilion Block 160 field unit revenues was reduced during the 1998 first quarter as a result of a redetermination of participants' interest in the unit. First quarter 1998 production quantities shown above reflect MOXY's adjusted net revenue interest for the period. Additionally, first-quarter 1998 revenues include reductions to MOXY's share of production volumes recorded prior to 1998 (150,400 mcf of gas and 6,200 barrels of oil). These volume adjustments are not reflected in the table above.

     MMR's oil and gas revenues increased to $11.1 million for the first quarter of 1999 compared with $5.8 million during the first quarter of 1998. The increase reflects the inclusion of $3.1 million in revenues from Main Pass 299, which was acquired in the Merger, and the increased production volumes associated with the commencement of operations at the Vermilion Block 160 #4 sidetrack well and Vermilion Block 159 #3 well during January 1999 and at West Cameron Block 616 during March 1999. Additionally, revenues were positively affected by the approximate 10.3 percent and 4.8 percent increase in MMR's net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 #3 well, respectively, (see "Oil and Gas Operational Activities" above). The increases were offset in part by lower average realizations during the first quarter of 1999 and the sale of Vermilion Block 410 field in early March 1999. During the first quarter of 1998, as a result of a redetermination of ownership interest in the Vermilion Block 160 field unit, revenues were reduced approximately $486,000 for production volumes recorded prior to 1998.

     Sulphur operations had revenues of $51.0 million and operating income of $3.2 million during the first quarter of 1999. Sulphur's operating income benefited from the receipt of approximately $2.3 million in business interruption insurance proceeds related to Hurricane Georges, of which $1.8 million were recorded as a reduction of production costs, (see "Capital Resources and Liquidity" below). A significant portion of the sulphur produced or purchased by MMR is sold to the IMC-Agrico Joint Venture (IMC-Agrico), a phosphate fertilizer producer, under a long-term supply contract that extends for as long as IMC-Agrico has a requirement for sulphur. Sales to IMC-Agrico during the first quarter of 1999 totaled 57.8 percent of MMR's total revenues and 70.9 percent of its sulphur sales. In the fourth quarter of 1998, IMC-Agrico requested that MMR engage in good faith negotiations with respect to the pricing terms of the Sulphur Supply Agreement. The Sulphur Supply Agreement requires renegotiation if a party's performance under the agreement has been rendered "commercially impracticable" or " grossly inequitable" as a result of fundamental changes in the party's operations or the sulphur and sulphur transportation markets. Representatives of MMR and IMC-Agrico have met to discuss the pricing terms of the agreement, and MMR has advised IMC-Agrico that it does not believe that the conditions warranting renegotiation have occurred.

     Depreciation and amortization expense for the first quarter of 1999 totaled $9.4 million, versus $5.2 million during the first quarter of 1998. During the first quarter of 1999 oil and gas depreciation increased to $8.2 million compared with $5.2 million during the first quarter of 1998. This increase is consistent with the higher production volumes associated with the commencement of operations discussed above, together with increased depreciable capitalized costs incurred since the 1998 first quarter. Sulphur depreciation totaled $1.2 million during the first quarter of 1999, which includes goodwill amortization of $0.2 million.

     Production and delivery expense for the first quarter of 1999 totaled $48.0 million compared to $0.9 million for the first quarter of 1998. This significant increase is primarily the result of the inclusion of $44.8 million of production and delivery costs associated with MMR's acquired sulphur operations. During the first quarter of 1999, MMR's sulphur operations capitalized approximately $4.6 million of drilling costs incurred relating to the replacement of wells lost during Hurricane Georges, see "Capital Resources and Liquidity" below. Future sulphur drilling costs will be charged to production costs as incurred. Oil and gas production and delivery expense totaled $3.2 million during the first quarter of 1999 compared to $0.9 million during the same period last year. The increase reflects higher production volumes associated with the commencement of operations at the facilities discussed above, together with $2.5 million of costs associated with production from the acquired Main Pass oil facilities. First-quarter 1999 production and delivery expenses for the oil and gas operations were generally affected positively by MMR's ability to obtain supplies and services on more economically favorable terms than during the 1998 period.

    MMR's exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling projects and the volume of and extent to which seismic data are acquired and interpreted. The first quarter of 1999 includes approximately $1.4 million of exploratory drilling costs associated with the farm-in of Vermilion Block 162 and the drilling of the #5 exploratory well in January. MMR's other exploration expenses totaled approximately $1.2 million for geological and geophysical costs including the purchase of seismic data. During the first quarter of 1998, MMR expensed $4.5 million of drilling and leasehold costs associated with the unsuccessful West Cameron Block 157 # 1 exploratory well and other exploration expenses totaling $1.6 million.

     As a result of anticipated future exploration expenditures, MMR may report operating losses in future periods.

CAPITAL RESOURCES AND LIQUIDITY

     Operating activities provided net cash of $10.8 million during the first quarter of 1999 while using $4.0 million during the first quarter of 1998. The increase can be attributed to additional revenues generated primarily by the sulphur assets acquired in the Merger and from MMR's initial production from the Vermilion Block 160 #4 sidetrack well, the Vermilion Block 159 #3 well and West Cameron Block 616. Increased accounts receivable collections and timing of accounts payable also benefited first quarter 1999 operating cash flows. These increases were partially offset by $0.8 million in mine shutdown and reclamation expenditures and by increased sulphur inventory.

    Net cash used in investing activities totaled $4.2 million in the first quarter of 1999 compared with $13.4 million during the first quarter of 1998. During the first quarter of 1999, MMR incurred $17.2 million of exploration, development and other capital expenditures. Oil and gas exploration and development expenditures totaled $10.6 million, which included capitalized oil and gas drilling costs of $8.0 million primarily for the development of West Cameron Block 616 and the Vermilion Block 160 #4 sidetrack well, geological and geophysical and other exploration expenses of $1.2 million and expensed drilling costs of $1.4 million associated with the Vermilion Block 162 #5 exploratory well. Additionally, MMR's sulphur operations incurred $4.8 million of capitalized costs primarily associated with redrilling the replacement wells resulting from Hurricane Georges (see "Sulphur Operational Activities" above) and the approximate $1.8 million purchase of certain sulphur rail cars that had previously been leased. MMR's sulphur segment received $7.5 million in connection with an agreement to sell and leaseback approximately 270 of its sulphur rail cars. MMR's oil and gas operations provided $5.7 of net proceeds from the sale of a portion of the purchased additional net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 #3 well (see "Oil and Gas Operating Activities" above) and the sale of its 28 percent net revenue interest in the Vermilion Block 410 field. During the first quarter of 1998 MMR incurred $7.7 million of capitalized drilling costs primarily for exploration and development at West Cameron Block 616, $4.5 million in expensed drilling and leasehold cost primarily for the West Cameron Block 157 #1 exploratory well and $1.2 million in geological and geophysical and other exploration expenses.

    Financing activities provided cash of $0.1 million during the first quarter of 1999 primarily from the exercise of stock options.

     Based on current projections, management believes that MMR's existing cash balances and its expected cash flow from operations will be sufficient to fund its ongoing working capital requirements, reclamation costs, and projected capital expenditures for the foreseeable future. Despite recent improvement, current market prices for both oil and natural gas have created an environment in which numerous farm-in, acquisition and other opportunities are becoming available for exploration prospects and producing properties. Drilling and service costs have also decreased from 1997 and early 1998 levels, reflecting less demand for rigs and related services. MMR, because of the Merger and its resulting improved financial position, has the capital resources and liquidity it believes are necessary to pursue opportunities offered by the current oil and gas environment. At March 31, 1999, MMR had no debt and had cash and bank credit availability of approximately $100 million.

     MMR has received an initial $2.3 million in insurance proceeds representing a partial settlement of the insurance claim filed during the first quarter of 1999 covering the estimated damages and lost production from the Main Pass sulphur mine resulting from the effects of Hurricane Georges in September 1998. MMR recorded the insurance proceeds that related to lost production prior to the Merger as a purchase price adjustment to Goodwill ($0.5 million) and the remainder was recorded as a reduction of production costs. Additional insurance proceeds will be recorded only at the time MMR has a firm settlement commitment from the insurance underwriter.

     In May 1999, MMR's Board of Directors authorized an open market share purchase program for up to 1 million shares of its common stock, representing approximately 7 percent of its 14.1 million outstanding common shares. The timing of the purchases is dependent upon many factors, including the price of MMR's common stock, MMR's operating results, cash flows and financial position, and general economic and market conditions.

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

Information Technology (IT) Systems - The bulk of MMR oil and gas specific processing is provided through third party software licensed by MMR. The Y2K Compliant version of this software was implemented in the fourth quarter of 1998. The remaining business processing is provided by FMS. With the exception of testing interfaces to computerized disbursement systems provided by its primary bank, FMS has completed Y2K remediation and testing work for critical systems it provides to MMR. Testing of the banking interfaces is scheduled for the second quarter of 1999 after the bank completes its own internal Y2K testing.

Non-IT Systems - Systems used for exploration, reserve, production and modeling functions are integral to the operations of MMR. Y2K remediation and testing work has been completed for these systems. MMR also utilizes process control systems in the operation of its offshore facilities. In the fourth quarter of 1998, MMR engaged an engineering firm to complete assessment and testing of the compliance of these systems. Results from this work indicate no outstanding issues. MMR contracted with a third party to conduct a Y2K Compliance review for the Main Pass process control system. The results of this third-party review also indicate no significant problems. Recommendations stemming from this review have been implemented.

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

The Costs to Address MMR's Y2K Issues. Expenditures for the necessary Y2K related modifications will largely be funded by routine software and hardware maintenance fees paid by MMR or FMS to the related software providers. Based on current information, MMR believes that the incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will not exceed $0.3 million, most of which is expected to be incurred in 1999. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on MMR's operations. Additionally, current estimates are based on management's best assessment, which was derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from these plans. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on MMR.

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

MMR's Contingency Plans. Although MMR believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas are being developed. While there can be no assurance that MMR will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of MMR's management for future operations and MMR's exploration and development activities are forward-looking statements.

     Important factors that could cause actual oil and gas operations results to differ materially from MMR's expectations include, without limitation, drilling results, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, Y2K compliance, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MMR. Important factors that could affect the future results of MMR's sulphur operations include without limitation reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC-Agrico as a customer, the seasonality and volatility of sulphur markets, competition and environmental issues. Further information regarding these and other factors that may cause
MMR's future performance to differ from that projected in the forward-lookinsttaatteemmeents are described in more detail under "Cautionary Statements" in MMR's 1998 Annual Report on Form 10-K.

                    _________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                   PART II--OTHER INFORMATION


Item 1.  Legal Proceedings.
        -------------------
IMC Global Inc. and Phosphate Resource Partners Limited Partnership vs. James R. Moffett, Richard C. Adkerson, B. M. Rankin, Henry A. Kissinger and McMoRan Oil & Gas Co., Civ. Act. Noo. 16387-NC (Del. Ch. filed May 18, 1998). In the first quarter of 1999, IMC Global Inc. (IGL) and Phosphate Resource Partners Limited Partnership (PLP) filed an amended complaint against MOXY and four former directors of Freeport-McMoRan Inc. (FTX). The plaintiffs allege that the individual defendants and FTX acted in bad faith and breached their fiduciary duties to FTX stockholders and PLP and its unitholders by causing PLP to enter into the exploration program with MOXY. The suit also alleges that MOXY conspired with the individual defendants and FTX and aided and abetted their alleged breaches of fiduciary duties. The plaintiffs seek unspecified monetary damages and recision of the program agreement. MMR believes that this suit is without merit, and intends to vigorously defend itself and enforce its contract rights. Currently PLP continues to participate in the exploration program pursuant to its contractual agreements and is current on payments due on its joint interest billings.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

  a)   The Annual Meeting of Stockholders of the Company was held
     May 6, 1999 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

  b) At the Annual Meeting, Gerald J. Ford and Robert M. Wohleber were elected to serve until the 2002 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson, Robert A. Day, Rene L. Latiolais, James R. Moffett and B.M. Rankin, Jr.

  c) At the Annual Meeting, holders of the Company's Stock elected two directors with the number of votes cast for or withheld from the nominee as follows:

Name                                  For            Withheld
------------------                 ----------        --------
Gerald J. Ford                     12,894,964          83,211

Robert M. Wohleber                 12,895,017          83,158

With respect to the election of directors, there were no abstentions or broker non-votes.

        At the Annual Meeting, the stockholders voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1999. Holders of 12,937,343 shares voted for, holders of 23,286 shares voted against and holders of 17,546 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

(b) During the period covered by this Quarterly Report on Form 10-Q the registrant filed one Current Report on Form 8-K reporting an event under Item 5 on February 12, 1999.

                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By: /s/ C. Donald Whitmire Jr.
                                ___________________________
                                  C. Donald Whitmire, Jr.
                                Vice President and Controller
                                    Financial Reporting
                                  (authorized signatory and
                                Principal Accounting Office
Date:  May 14, 1999

                     McMoRan Exploration Co.
                          Exhibit Index

Exhibit Number

 2.1      Agreement and Plan of Mergers dated
          as of August 1, 1998. (Incorporated by reference to Annex A to MMR's Registration Statement on Form S-4
          (Registration No. 333-61171) filed with the SEC on October 6, 1998 (the MMR S-4)).

 3.1      Amended and Restated Certificate of Incorporation of
          MMR. (Incorporated by reference to Exhibit 3.1 to MMR's 1998 Annual Report on Form 10-K (the MMR 1998
          Form 10-K).

 3.2      By-laws of MMR as amended effective February 11, 1999.
           (Incorporated by reference to Exhibit 3.2 to the MMR
          1998 Form 10-K).

 4.1 Form of Certificate of MMR Common Stock. (Incorporated by reference to Exhibit 4.1 of the MMR S-4).

 4.2      Rights Agreement dated as of November 13, 1998.
          (Incorporated by reference to Exhibit 4.2 to MMR 1998
          Form 10-K).

 4.3      Amendment to Rights Agreement dated December 28, 1998.
          (Incorporated by reference to Exhibit 4.3 to MMR 1998
          Form 10-K).

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

10.5 Master Agreement dated July 14, 1997 between MOXY and Freeport-McMoRan Resource Partners, Limited Partnership, now named Phosphate Resource Partners Limited Partnership ("PLP"). (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by MOXY dated July 14, 1997 (the "MOXY July 14, 1997 8-K")).

10.6 Purchase and Sale Agreement dated July 11, 1997 by and among PLP, MCNIC Oil & Gas Properties, Inc., MCN
          Investment Corporation and MOXY. (Incorporated by reference to Exhibit 10.4 of the MOXY July 14, 1997 8-K).

10.7 Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and MOXY. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by MOXY dated as of September 2, 1997).

10.8 Participation Agreement between MOXY and PLP dated as of April 1, 1997. (Incorporated by reference to Exhibit 10.4 to MOXY's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "MOXY 1997 10-K")).

10.9      Amendment to Participation Agreement between MOXY and
          PLP dated as of December 15, 1997. (Incorporated by reference to Exhibit 10.5 to the MOXY 1997 10-K).

10.10     Participation Agreement between MOXY
          and Gerald J.  Ford dated as of December 15, 1997.
          (Incorporated by reference to Exhibit 10.6 to the MOXY
          1997 10-K).

10.11     Services Agreement dated as of
          November 17, 1998 between MMR and FM Services Company.
          (Incorporated by reference to Exhibit 10.11 to MMR 1998
          Form 10-K).

10.12     Exploration Agreement effective July
          1, 1996, between MOXY and PLP. (Incorporated by reference to Exhibit 10.1 to MOXY's Quarterly Report on
          Form 10-Q for the quarter ending June 30, 1996).

10.13     MMR Financial Counseling and Tax
          Return Preparation and Certification Program, effective
          September 30, 1998.  (Incorporated by reference to
          Exhibit 10.13 to MMR 1998 Form 10-K).

10.14     Employee Benefits Agreement by and
          between Freeport-McMoRan Inc. ("FTX" ) and FSC.
          (Incorporated by reference to Exhibit 10.1 to FSC's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997 (the "FSC 1997 10-K" )).

10.15     Asset Sale Agreement for Main Pass
          Block 299 between Freeport-McMoRan Resource Partners, Limited Partnership ("FRP" ) and Chevron USA, Inc. dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to FSC's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the "FSC S-1" )).

10.16     Main Pass 299 Sulphur and Salt Lease,
          effective May 1, 1988. (Incorporated by reference to Exhibit 10.3 to the FSC S-1).

10.17     Joint Operating Agreement by and
          between FRP, IMC-Fertilizer, Inc. and Felmont Oil
          Corporation, dated as of June 5, 1990. (Incorporated by reference to Exhibit 10.4 to the FSC S-1).

10.18     MMR Performance Incentive Awards
          Program as amended effective February 1, 1999.
          (Incorporated by reference to Exhibit 10.18 to MMR 1998
          Form 10-K).

10.19     Joint Operating Agreement by and
          between FRP, IMC-Fertilizer, Inc. and Felmont Oil
          Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit 10.5 to the FSC S-1).

10.20     Agreement to Coordinate  Operating Agreements  by
          and  between  FRP,  IMC-Fertilizer  and   Felmont  Oil
          Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit 10.6 to the FSC S-1).

10.21     Asset Purchase Agreement between FRP
          and Pennzoil Company dated as of October 22, 1994 (the
          "Asset Purchase Agreement" ). (Incorporated by reference to Exhibit 10.7 to the FSC S-1).

10.22     Amendment No. 1 to the Asset Purchase
          Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the FSC S-1).

10.23     Agreement for Sulphur Supply, as
          amended, dated as of July 1, 1993 among FRP, IMC
          Fertilizer and IMC-Agrico Company (the "Sulphur Supply
          Agreement"). (Incorporated by reference to Exhibit
          10.9 to the FSC S-1).

10.24     Side letter with IGL regarding the
          Sulphur Supply Agreement. (Incorporated by reference to
          Exhibit 10.10 to the FSC S-1).

10.25     Processing and Marketing Agreement
          between the FSC (a division of FRP) and Felmont Oil
          Corporation dated as of June 19, 1990 (the "Processing
          Agreement"). (Incorporated by reference to Exhibit
          10.11 to the FSC S-1).

10.26     Amendment Number 1 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.12 to the FSC S-1).

10.27     Amendment Number 2 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.13 to the FSC S-1).

10.28     Credit Agreement dated as of December
          12, 1997 among FSC, as borrower, the financial institutions party thereto, the Chase Manhattan Bank, as administrative agent and documentary agent, and Hibernia National Bank, as co-agent. (Incorporated by reference to Exhibit 10.15 to the FSC 1997 10-K).

10.29     Amended and Restated Credit Agreement
          dated November 17, 1998 among Freeport-McMoRan Sulphur
          Inc., as borrower, MMR, as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.29 to MMR 1998 Form 10-K.)

10.30     Letter Agreement dated December 22,
          1997 between FMS and Rene L. Latiolais. (Incorporated by reference to Exhibit 10.19 to FSC 1997 10-K).

10.31     Supplemental Letter Agreement between
          FMS and Rene L. Latiolais effective as of January 1,
          1999. (Incorporated by reference to Exhibit 10.31 to MMR 1998 Form 10-K).

10.32     Agreement for Consulting Services
          between FTX and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FMS as of January 1,
          1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to MMR 1998 Form 10-K).

15.1 Letter dated April 20, 1999 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      MMR Financial Data Schedule.