Form 10-Q
period 1999-06-30
MCMORAN EXPLORATION CO /DE/
filed 1999-08-09
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended  June 30, 1999



                     Commission File Number: 001-07791



                           McMoRan Exploration Co.



          Incorporated in                          72-1424200
             Delaware                    (IRS Employer Identification No.)


                1615 Poydras Street, New Orleans, Louisiana 70112


          Registrant's telephone number, including area code: (504) 582-4000


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


          On June 30, 1999, there were issued and outstanding 13,255,175 shares of the registrant's Common Stock, par value $0.01 per share.


                     McMoRan EXPLORATION CO.
                        TABLE OF CONTENTS

                                                          Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                        3

            Statements of Operations                        4

            Statements of Cash Flow                         5

            Notes to Financial Statements                   6

          Remarks                                           8

          Report of Independent Public Accountants          9

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     10

        Part II.  Other Information                        16

        Signature                                          17

        Exhibit Index                                     E-1

                     McMoRan EXPLORATION CO.
                 Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
        --------------------

                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                       							June 30,    December 31,
                                                1999         1998
                                              ---------    ---------
                                                  (In Thousands)
ASSETS
Cash and cash equivalents                     $  13,978    $  17,816
Accounts receivable                              26,816       32,076
Inventories                                      18,531       14,915
Deferred tax asset and prepaid expenses           6,897        4,762
                                              ---------    ---------
  Total current assets                           66,222       69,569
Property, plant and equipment, net              173,514      187,137
Deferred tax asset                               30,110       31,834
Other assets including goodwill (net of
 accumulated amortization of $361,000 and
 $144,000, respectively)                         31,563       31,848
                                              ---------    ---------
Total assets                                  $ 301,409    $ 320,388
                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                              $  31,802    $  27,549
Accrued liabilities                               5,496       13,895
Current portion of reclamation and mine
 shutdown reserves and other                      7,977        7,145
                                              ---------    ---------
  Total current liabilities                      45,275       48,589
Reclamation and mine shutdown reserves           56,900       60,047
Other long-term liabilities                      32,329       32,952
Stockholders' equity                            166,905      178,800
                                              ---------    ---------
Total liabilities and stockholders' equity    $ 301,409    $ 320,388
                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                      Three Months Ended   Six Months Ended
                                           June 30,             June 30,
                                     ------------------   -------------------
                                       1999      1998       1999       1998
                                     --------   -------   ---------  --------
                                     (In Thousands, Except Per Share Amounts)
Revenues                             $ 63,289   $ 5,999   $ 125,400  $ 11,778
Costs and expenses:
Production and delivery costs          47,291       832      95,321     1,811
Depreciation and amortization           9,843     5,763      19,247    10,970
Exploration expenses                    1,303     6,174       3,853    12,258
General and administrative expenses     3,785     1,419       7,107     2,349
Gain on sale of oil and gas property      -         -        (3,090)      -
                                     --------   -------   ---------  --------
  Total costs and expenses             62,222    14,188     122,438    27,388
                                     --------   -------   ---------  --------
Operating income (loss)                 1,067    (8,189)      2,962   (15,610)
Interest expense                          (75)      -          (133)      -
Other income, net                         299       331         495       732
                                     --------   -------   ---------  --------
Net income (loss) before
 income taxes                           1,291    (7,858)      3,324   (14,878)
Provision for income taxes               (452)      -        (1,171)      -
                                     --------   -------   ---------  --------
Net income (loss)                    $    839   $(7,858)  $   2,153  $(14,878)
                                     ========   =======   =========  ========

Net income (loss) per share
 of common stock:
  Basic                                 $0.06    $(0.92)      $0.16    $(1.74)
                                        =====    ======       =====    ======
  Diluted                               $0.06    $(0.92)      $0.15    $(1.74)
                                        =====    ======       =====    ======
Average shares outstanding:
  Basic                                13,662     8,572      13,878     8,563
                                       ======     =====      ======     =====
  Diluted                              13,901     8,572      14,059     8,563
                                       ======     =====      ======     =====


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                     1999          1998
                                                   --------     ---------
                                                       (In Thousands)
Cash flow from operating activities:
Net income (loss)                                  $  2,153     $ (14,878)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                      19,247        10,970
  Exploration expenses                                3,853        12,258
  Gain on sale of oil and gas property               (3,090)          -
  Reclamation and mine shutdown expenditures         (1,851)          -
  Utilization of deferred tax asset                   1,159           -
  Change in asset and liabilities:
  (Increase) decrease in working capital
     Accounts receivable                              1,493        12,203
     Accounts payable and accrued liabilities         3,146        (3,141)
     Inventories and prepaid expense                 (5,384)           65
  Other                                              (1,087)          669
                                                   --------      --------
Net cash provided by operating activities            19,639        18,146
                                                   --------      --------

Cash flow from investing activities:
Exploration and development expenditures            (23,011)      (27,940)
Proceeds from disposition of assets, net             13,243           -
Other                                                   758           -
                                                   --------      --------
Net cash used in investing activities                (9,010)      (27,940)
                                                   --------      --------
Cash flow from financing activities:
Proceeds from exercise of stock options
 and other                                              298           -
Purchase of MMR common stock                        (14,765)          -
                                                   --------      --------
Net cash used in financing activities               (14,467)          -
                                                   --------      --------
Net decrease in cash and cash equivalents            (3,838)       (9,794)
Cash and cash equivalents at beginning of year       17,816        29,149
                                                   --------      --------
Cash and cash equivalents at end of period         $ 13,978      $ 19,355
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

Basis of Presentation. The Merger is reflected in the accompanying financial statements using the purchase method of accounting, with MOXY as the acquiring entity. Accordingly, financial statements for any period prior to the Merger reflect the historical assets, liabilities, revenues and expenses attributable to MOXY as the predecessor of MMR. Operating results of the acquired assets are included after November 17, 1998. The 1998 earnings per share and weighted average shares outstanding amounts have been restated to reflect the effective reverse stock split of MOXY's shares resulting from the Merger. The assets acquired and liabilities assumed from FSC were recorded at estimated fair values using independent appraisals where available. For further discussion on the acquisition of FSC see "Note 3. Acquisitions," to the Notes to Financial
Statements included in MMR's 1998 Annual Report on
Form 10-K.

2. EARNINGS PER SHARE
The earnings per share (EPS) data for 1998 have been restated to reflect the effective reverse stock split resulting from the Merger. Basic net income (loss) per share of common stock was calculated by dividing net income or net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. The diluted net income
(loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the periods presented plus outstanding dilutive stock options, which represented approximately 239,000 and 181,000 shares of common stock during the second quarter and six months ended June 30, 1999, respectively. MMR had options outstanding representing approximately 270,000 and 210,000 shares of common stock during the second quarter and six months ended June 30, 1998 that otherwise would have been included in the calculation of diluted net (loss) per share, but were excluded as anti-dilutive considering the losses incurred during the respective periods.

     Outstanding options to purchase approximately 406,000 and 57,000 shares of common stock at average exercise prices of $20.26 and $25.30 per share during the second quarter of 1999 and 1998, respectively, and outstanding options to purchase approximately 942,000 and 66,000 shares of common stock at average exercise prices of $19.03 and $24.70 for the six months ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise prices were greater than the average market price during the periods presented.

3. FINANCIAL INSTRUMENTS AND CONTRACTS
MMR currently does not hedge or otherwise enter into price protection contracts for its principal products, although in April 1998 FSC entered into a price protection program for its anticipated 1998 natural gas purchase requirements. Commencing in May 1998, purchases of 450,000 million British thermal units (mmbtu) of natural gas per month (representing approximately 75 percent of Main Pass' natural gas purchases) were subject to the terms of this price protection program at $2.175 per mmbtu. The program also granted the supplier the option to put 450,000 mmbtu per month to MMR at a price of $2.175 per mmbtu during 1999. On June 30, 1999, the related contract under this program had a fair value of zero, based upon the quoted futures prices of natural gas during the remainder of the year. Accordingly, MMR recorded a $0.7 million reduction in production costs during the second quarter of 1999 reflecting the elimination of its previously accrued liability under this contract.

     In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. MMR has not determined when it will adopt SFAS 133; however, adoption is expected to have little or no impact on its financial position or results of peerraations.

4. BUSINESS SEGMENTS
MMR has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. MMR had only one operating segment, Oil and Gas, until the Merger, when it acquired FSC's sulphur assets. MMR's oil and gas are produced offshore in the Gulf of Mexico and currently include MMR's facilities at Vermilion Blocks 160 and 159 and at West Cameron Block 616. MMR's oil and gas segment also includes the oil produced at Main Pass 299 from the same geologic formation containing the deposit's sulphur. Frasch sulphur is produced at the Main Pass mine located 32 miles offshore Louisiana and was produced from the Culberson mine in west Texas, until it permanently ceased production on June 30, 1999. The sulphur business segment includes purchasing recovered sulphur and the transporting and terminaling of sulphur, both mined and purchased, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. MMR's segment data for the second quarter and six months ended June 30, 1999 are shown below (in thousands).

                                                       Eliminations
                                  Sulphur    Oil & Gas  and Other    Total
                                 ---------   --------   ---------  ---------
Second Quarter Ended
June 30, 1999
Revenues                         $  49,439   $ 13,850   $    -     $  63,289
Production and delivery             43,237      4,054        -        47,291
Depreciation and amortization        1,221      8,622        -         9,843
Exploration expenses                   -        1,303        -         1,303
General and administrative
 expenses                            1,890        974        921       3,785
                                 ---------   --------   --------   ---------
Operating income (loss)              3,091     (1,103)      (921)      1,067
Interest expense                       (65)       (10)       -           (75)
Interest and other income              113        186        -           299
Income tax provision                   -          -         (452)       (452)
                                 ---------   --------   --------   ---------
Net  income (loss)               $   3,139   $   (927)  $ (1,373)  $     839
                                 =========   ========   ========   =========
Capital expenditures             $      11   $  5,759   $    -     $   5,770
                                 =========   ========   ========   =========

Six Months Ended
June 30, 1999
Revenues                         $ 100,474   $ 24,926   $    -     $ 125,400
Production and delivery             88,093      7,228        -        95,321
Depreciation and amortization        2,402     16,845        -        19,247
Exploration expenses                   -        3,853        -         3,853
General and administrative
 expenses                            3,666      1,712      1,729       7,107
Gain on sale of property               -       (3,090)       -        (3,090)
                                 ---------   --------   --------   ---------
Operating income (loss)              6,313     (1,622)    (1,729)      2,962
Interest expense                      (114)       (19)       -          (133)
Interest and other income              264        231        -           495
Income tax provision                   -          (12)    (1,159)     (1,171)
                                 ---------   --------   --------   ---------
Net  income (loss)               $   6,463   $ (1,422)  $ (2,888)  $   2,153
                                 =========   ========   ========   =========
Capital expenditures             $   6,599   $ 16,412a  $    -     $  23,011
                                 =========   ========   ========   =========
Total assets                     $ 172,499   $ 90,592   $ 38,318b  $ 301,409
                                 =========   ========   ========   =========

(a) Includes oil and gas exploration and development expenditures incurred.
(b) Represents assets held by the parent company, the most significant of which include MMR's deferred tax assets and certain prepaid pension benefits.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of June 30, 1999, the related statements of operations for the three-month and six month periods ended June 30, 1999 and 1998 and the statements of cash flow for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

New Orleans, Louisiana
July 20, 1999

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
  McMoRan Exploration Co. (MMR) engages in the exploration, development and production of oil and gas offshore in the Gulf of Mexico (Gulf) and onshore in the Gulf Coast region and in the mining, purchasing, transporting, terminaling and marketing of sulphur. On November 17, 1998, McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) became wholly owned subsidiaries of MMR (the Merger). The Merger was recorded as a purchase with MOXY as the acquiring entity (see Note 1). All following references to MMR for any period prior to the Merger are to activities or operations originally conducted by MOXY.

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

   The assets acquired from FSC included two operating sulphur mines: Main Pass 299, located offshore Louisiana in which FSC owns an 83.3 percent interest and the wholly owned Culberson mine located in west Texas, which permanently ceased production on June 30, 1999. Other sulphur assets include five sulphur terminals located across the Gulf Coast and various marine and rail transportation assets. MMR also acquired FSC's 83.3 percent interest in the Main Pass oil operations, which involves producing oil from the same geologic formation containing the deposit's sulphur.

OPERATIONAL ACTIVITIES
        The following significant operational activities
occurred during the second quarter of 1999.
Oil and Gas
-----------
 . During the second quarter of 1999, MMR and its joint interest partners commenced the development of Brazos Block A-19.
  Construction of the facilities and pipeline are currently
  underway.  A platform has been set on location. Initial
  production from Brazos Block A-19 is expected in the fourth quarter of 1999. MMR has an approximate 13.3 percent net
  revenue interest in Brazos Block A-19, which is located in approximately 135 feet of water, 35 miles offshore Texas.
 . Current combined gross daily production from MMR's producing fields totals approximately 46 million cubic feet of gas
  (MMCF) and 1,100 barrels of condensate at Vermilion Blocks 159 and 160 and 35 MMCF of gas at West Cameron Block 616. Remedial
  efforts to date have offset in part decreasing production from
  West Cameron Block 616. Net capitalized costs of this property approximate its undiscounted estimated future net cash flows at June 30, 1999. Any events causing a reduction in the estimated future net cash flows of this field could result in a future write-down of the related capitalized costs.
 . In late July 1999, MMR and its exploration partner, Phosphate
  Resource Partners Limited Partnership (PLP), agreed to sell their aggregate 50 percent working interest in West Cameron
  Block 492.  Under terms of the sale, MMR and PLP will share proportionally in the $1.3 million of sales proceeds and each retain a proportionate overriding royalty interest, which net to MMR totals 1.5 percent and may increase to 2.5 percent if certain cumulative production volumes are achieved. The sale is expected to close by the end of the third quarter of 1999.
  MMR has an approximate 25 percent working interest and 19.4 percent net revenue interest in West Cameron Block 492 located in approximately 150 feet of water, 100 miles offshore
  Louisiana.
Sulphur
-------
 . Current gross daily sulphur production from the Main Pass mine has increased approximately 52 percent from levels achieved at December 31, 1998, reflecting the first quarter of 1999 completion of the redrilling of the wells lost as a result of Hurricane Georges in September 1998.
 . MMR permanently ceased production from its Culberson mine in west Texas on June 30, 1999. Abandonment and salvage operations are underway and are anticipated to be completed by the end of 1999. MMR had previously accrued the costs associated with the closure of the Culberson mine and expects its closure will have no material impact on the future earnings of MMR.

 RESULTS OF OPERATIONS

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                ---------------------    ---------------------
                                  1999 a      1998        1999 a       1998 b
                                ---------   ---------    ---------   ---------
Sales volumes:
     Gas (thousand cubic feet,
          or MCF)               3,751,900   2,441,200    7,539,400   5,022,500
     Oil (barrels)                368,300      27,900      764,600      62,600
     Sulphur (long tons)          743,500         -      1,523,600         -
Average realization:
     Gas (per MCF)                $  2.19     $  2.27      $  2.00     $  2.20
     Oil (per barrel)               14.87       12.58        12.61       14.52
     Sulphur (per long ton)         65.75         -          65.34         -


a.Includes operating data of FSC. Main Pass oil operations contributed approximately 299,000 and 610,300 barrels at average realizations of $14.40 and $12.15 for the three months and six months ended June 30, 1999, respectively.

b.The prior period effects of the re-determination of ownership interest in Vermilion Block 160 were excluded from the above table, which would have reduced six-month volumes of gas and oil by approximately 150,400 mcf and 6,200 barrels, respectively, and reduced the combined revenues from gas and oil by approximately $486,000.

     MMR's oil and gas revenues increased to $13.9 million and $24.9 million for the second quarter and six months ended June 30, 1999, respectively, from $6.0 million and $11.8 million for the comparable periods in 1998. These increases primarily reflect the inclusion of oil revenues, totaling $4.3 million and $7.5 million during the second quarter and six months ended June 30, 1999, respectively, from Main Pass 299, which was acquired in the Merger. Additionally, oil and gas revenues for the second quarter and six months ended June 30, 1999 reflect the increased production volumes associated with the commencement of operations at the Vermilion Block 160 #4 sidetrack well and Vermilion Block 159 #3 well during January 1999, and at West Cameron Block 616 during March 1999, together with the purchase of an additional
10.3 percent net revenue interest in the Vermilion Block 160 field unit during the first quarter of 1999. These increases were offset in part by lower average oil and gas realizations during the first half of 1999 compared to the same period last year. However, oil realizations have improved during the second quarter of 1999 compared to the second quarter of 1998 as a result of the recent oil price increases. Revenues during the first half of 1999 were also negatively impacted by the sale of the Vermilion Block 410 field in early March 1999. During the first quarter of 1998, as a result of a redetermination of ownership interests in the Vermilion Block 160 field unit, revenues were reduced approximately $0.5 million for production volumes recorded prior to 1998.

     Sulphur operations had revenues of $49.4 million and  $100.5 million and operating income of $3.1 million and $6.3 million during the second  quarter and six months ended  June 30, 1999, respectively. MMR's sulphur revenues  benefited from a $4.00 per
long ton increase during the  first half of 1999.   However,
changed market conditions have resulted in sulphur prices
decreasing by $4.00 per long ton  in the third quarter of 1999.
Future sulphur prices will continue to fluctuate as a result of changes in sulphur market conditions. Sulphur's oprating  income benefited from reductions to  production  costs  totaling  $1.8 million and $3.6 million during the second quarter and six months ended June 30, 1999, respectively, resulting from MMR's  approved settlements to date on its business interruption insurance  claim related to  the  effects  Hurricane Georges  had  on  Main  Pass'
production.  A significant portion  of the  sulphur produced  or purchased by MMR is sold to the  IMC-Agrico Joint Venture  (IMC-
Agrico), a  phosphate fertilizer  producer, under a long-term supply contract that extends  for as  long as  IMC-Agrico has a requirement for sulphur.  Sales to IMC-Agrico during the  second quarter and six months ended June 30, 1999 totaled 57.9 percent of MMR's  total revenues for both periods presented and  75.0 percent and 72.9 percent of its sulphur sales, respectively. The Sulphur Supply Agreement contains a provision that requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commericially impractible" or "grossly inequitable." In the fourth quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the Sulphur Supply Agreement. After careful review of the agreement, IMC-Agrico's operations and the referenced markets, FSC determined that there is no basis for renegotiation of the pricing provisions under the terms of the agreement. After discussions failed to resolve this dispute, FSC filed suit against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms.

     Depreciation and amortization expense for the second quarter and six months ended June 30, 1999 totaled $9.8 million and $19.2 million, respectively, versus $5.8 million and $11.0 million during the comparable periods in 1998. Oil and gas depreciation increased to $8.6 million and $16.8 million during the second quarter and six months ended June 30, 1999, respectively, from $5.8 and $11.0 million during the same periods in 1998. These increases resulted from the higher production volumes associated with the commencement of operations discussed above, together with increased depreciable capitalized costs incurred since the 1998 first quarter. Sulphur depreciation totaled $1.2 million and $2.4 million during the second quarter and six months ended June 30,1999, respectively. Goodwill amortization totaled $0.2 million during the six months ended June 30, 1999.

     Production and delivery expense for the second quarter and six months ended June 30, 1999 totaled $47.3 million and $95.3 million, respectively, compared to $0.8 million and $1.8 million for the same periods in 1998. These significant increases are primarily the result of the inclusion of $43.2 million and $88.1 million of production and delivery costs during the second quarter and six months ending June 30, 1999, respectively, associated with MMR's acquired sulphur operations. During the first quarter of 1999, MMR's sulphur operations capitalized approximately $4.6 million of drilling costs incurred to increase the productive capacity of Main Pass, which had been temporarily reduced in the second half of 1998 by Hurricane Georges (see "Capital Resources and Liquidity" below). Future sulphur drilling costs will be charged to production costs as incurred. Oil and gas production and delivery expense totaled $4.1 million and $7.2 million during the second quarter and six months ended June 30, 1999, respectively, compared to $0.8 million and $1.8 million during the same periods last year. The increases reflect the higher production volumes associated with the commencement of operations at the facilities discussed above, together with $2.4 million and $4.9 million of costs associated with production from the acquired Main Pass oil facilities.

    MMR's exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling projects and the volume of and extent to which seismic data are acquired and interpreted. The first half of 1999 includes approximately $1.6 million of exploratory drilling costs primarily associated with the farm-in of Vermilion Block 162 and the subsequent drilling of the #5 exploratory well in January
1999. MMR's other exploration expenses totaled approximately $2.3 million primarily for geological and geophysical costs including the purchase of seismic data. During the first half of 1998, MMR expensed $9.3 million of drilling and leasehold costs associated with four unsuccessful exploratory wells, and other exploration expenses totaling $3.0 million. MMR has focused its efforts during 1999 on assessing selective growth opportunities and did no exploration drilling during the second quarter of 1999.
Exploratory drilling is anticipated during the second half of 1999.

     As a result of anticipated future exploration expenditures, MMR may report operating losses in future periods.

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities provided net cash of $19.6 million during the six months ended June 30, 1999 compared to $18.1 million during the six months ended June 30, 1998. The increase relates to additional revenues generated primarily by the sulphur assets acquired in the Merger and from MMR's initial production from the Vermilion Block 160 #4 sidetrack well, the Vermilion Block 159 #3 well and West Cameron Block 616. This increase was offset in part by the increase in sulphur inventories during 1999 and to the payment of $1.9 million in mine shutdown and reclamation expenditures. Operating cash flows during the six months ended June 30, 1998 benefited from MMR's significant collection of accounts receivable outstanding at December 31, 1997.

    Net cash used in investing activities totaled $9.0 million for the six months ended June 30, 1999 compared with $27.9 million during the same period in 1998. During the 1999 period, MMR incurred $23.0 million of exploration, development and other capital expenditures. Oil and gas exploration and development expenditures totaled $16.4 million, which included capitalized oil and gas drilling costs of $12.5 million primarily for the development of West Cameron Block 616, the Vermilion Block 160 #4 sidetrack well and Brazos Block A-19, geological and geophysical and other exploration expenses of $2.3 million and expensed drilling costs of $1.6 million primarily associated with the Vermilion Block 162 #5 exploratory well. MMR's sulphur operations incurred $6.6 million of capitalized costs during the six months ended June 30, 1999 consisting of $4.6 million related to drilling the replacement wells for those damaged by Hurricane Georges (see "Sulphur Operational Activities" above) and the approximate $1.8 million purchase of certain sulphur rail cars that had previously been leased. MMR's sulphur segment received $7.5 million in connection with an agreement to sell and leaseback approximately 270 of its sulphur rail cars. MMR's oil and gas operations provided net proceeds of $5.7 million from the sale of a portion of its additional net revenue interest purchases in the Vermilion Block 160 field unit and the Vermilion Block 159 #3 well and the sale of its approximate 28 percent net revenue interest in the Vermilion Block 410 field during the first quarter of 1999. During the six months ended June 30, 1998, MMR incurred $15.6 million of capitalized drilling costs primarily for development of West Cameron Block 616 and the Vermilion Block 160 #4 sidetrack well, $9.3 million in expensed drilling and leasehold costs associated with four exploratory wells and $3.0 million in geological and geophysical and other exploration expenses.

    Net cash used in financing activities totaled $14.5 million for the six months ended June 30, 1999 resulting from MMR's purchase of shares of its common stock on the open market (see below), offset in part by stock option exercise proceeds.

     Based on current projections, management believes that MMR's existing cash balances, its expected cash flow from operations and its bank credit availability will be sufficient to fund its ongoing working capital requirements, reclamation costs, and projected capital expenditures for the foreseeable future. MMR believes that exploration prospects and producing properties are available through farm-in and/or acquisition transactions and that it has the capital resources and credit availability to enable it to pursue selected opportunities. In particular, MMR has considered and expects to continue to evaluate opportunities to acquire both proved and unproved oil and gas properties. Such acquisitions, if consummated, may require MMR to use its current bank credit availability and possibly additional sources of financing, including the possibility of incurring debt and issuing common stock . At June 30, 1999, MMR had no outstanding debt and expects its cash and bank credit availability to exceed $100 million during the second half of 1999.

     MMR has received $4.2 million of a total $4.7 million in committed insurance proceeds, from the business interruption insurance claim filed during the first quarter of 1999 covering the estimated damages and lost production from the Main Pass sulphur mine resulting from the effects of Hurricane Georges in September 1998. MMR recorded the portion of these proceeds estimated to relate to lost production prior to the Merger as a purchase price adjustment to goodwill ($1.1 million) and the remainder as a reduction of production costs (see Results of Operations, above). Additional insurance proceeds during the remainder of 1999, if any, will be recorded only at the time MMR has a firm settlement commitment from the insurance underwriter.

     In May 1999, MMR's Board of Directors authorized an open market share purchase program for up to 1 million shares of its common stock, representing approximately 7 percent of its then outstanding 14.1 million common shares. MMR purchased 877,735 shares of its common stock for $14.8 million, an average of $16.83 per share, during the remainder of the second quarter of 1999. These purchased shares included one transaction with PLP. In this transaction, MMR purchased all 769,535 shares of its common stock owned by PLP for $12.8 million, $16.64 per share.
In July 1999, the Board authorized the purchase of up to an additional 1 million shares of its common stock. The timing of the purchases is dependent upon many factors, including the price of MMR's common stock, MMR's operating results, cash flows and financial position, and general economic and market conditions. For the period July 1, 1999 through August 6, 1999, MMR purchased 376,800 shares of its common stock for $7.8 million, an average of $20.60 per share. As of August 6, 1999 approximately 0.7 million of the total 2 million shares authorized remain available for purchase.

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

  MMR's State of Readiness. MMR has been pursuing a strategy to ensure all of its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without mission-critical system failure (Y2K Compliance or Y2K Compliant). Computerized systems are integral to the operations of MMR, particularly for various engineering systems used for exploration, reserve, production and modeling functions as well as for plant and equipment process control at its Gulf of Mexico production facilities. Certain computerized business systems and related services are provided by FM Services Company
(FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by MMR executive management and reported to the Audit Committee of the MMR Board of Directors. In addition, the independent accounting firm functioning as MMR's internal auditors is assisting management in monitoring the progress of the Y2K plan.
 Critical components of the plan are complete with the remaining activities focused on contingency planning. Like other companies, MMR cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

Information Technology (IT) Systems - The bulk of MMR oil and gas specific processing is provided through third party software licensed by MMR. The Y2K Compliant version of this software was implemented in the fourth quarter of 1998. The remaining business processing is provided by FMS. With the exception of testing interfaces to computerized disbursement systems provided by its primary bank, FMS has completed Y2K remediation and testing work for critical systems it provides to MMR. Testing of the banking interfaces is in process, with completion expected in the third quarter of 1999.

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

Third Party Risks - As is the case with most oil and gas exploration companies, MMR relies extensively on third party contractors for a significant portion of its operating functions. MMR has completed an assessment of Y2K external risk that may arise from the failure of critical suppliers and customers to become Y2K Compliant. This assessment indicates that MMR's business partners are well aware of the Y2K problem and are themselves aggressively seeking resolution of any outstanding issues. MMR's contingency planning is well underway with completion scheduled for the third quarter of 1999. The Y2K risk that could have the largest potential business impact would probably be a short-term shutdown of Main Pass sulphur operations caused by a disruption of key materials from suppliers, especially natural gas. Compliance statements have been received for critical MMR suppliers, customers, transportation providers, and business partners, and MMR will continue to monitor Y2K readiness plans for critical third parties.

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

MMR's Contingency Plans. Although MMR believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas are being developed. These areas include critical operations, key customers and suppliers, marine transportation providers, telecommunications providers, banks, utilities, and other critical infrastructure providers. While there can be no assurance that MMR will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

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

     Important factors that could cause actual oil and gas operations results to differ materially from MMR's expectations include, without limitation, drilling results, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, Y2K compliance, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MMR. Important factors that could affect the future results of MMR's sulphur operations include without limitation reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC-Agrico as a customer, the seasonality and volatility of sulphur markets, competition and environmental issues. Further information regarding these and other factors that may cause
MMR's future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in MMR's 1998 Annual Report on Form 10-K.

                    --------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

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

Freeport-McMoRan Sulphur LLC  v. IMC-Agrico Company., Civ. Act.
No. 462,776 (19th Jud. Dist. Ct. for Parish of East Baton Rouge,
La.; filed July 22, 1999).   The Sulphur Supply Agreement contains a
provision that requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commericially impractible" or "grossly inequitable." In the fourth quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the Sulphur Supply Agreement. After careful review of the agreement, IMC-Agrico's operations and the referenced markets, FSC determined that there is no basis for renegotiation of the pricing provisions under the terms of the agreement. After discussions failed to resolve this dispute, FSC filed suit against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms.


Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) The registrant filed no Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By: /s/ C. Donald Whitmire, Jr.
                                ----------------------------
                                   C. Donald Whitmire, Jr.
                                Vice President and Controller-
                                     Financial Reporting
                                  (authorized signatory and
                                 Principal Accounting Officer)

Date:  August 09, 1999

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

15.1 Letter dated July 20, 1999 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      MMR Financial Data Schedule.