Form 10-Q
period 1999-09-30
MCMORAN EXPLORATION CO /DE/
filed 1999-11-12
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 1999



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


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



          On September 30, 1999, there were issued and outstanding 12,805,338 shares of the registrant's Common Stock, par value $0.01 per share.



                     McMoRan EXPLORATION CO.
                        TABLE OF CONTENTS

                                                          Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                        3

            Statements of Operations                        4

            Statements of Cash Flow                         5

            Notes to Financial Statements                   6

          Remarks                                           8

          Report of Independent Public Accountants          9

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     10

        Part II.  Other Information                        17

        Signature                                          18

        Exhibit Index                                     E-1

                     McMoRan EXPLORATION CO.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                           September 30,  December 31,
                                              1999            1998
                                            ---------      ----------
                                                (In Thousands)
ASSETS
Cash and cash equivalents                   $   4,472      $  17,816
Accounts receivable                            29,381         32,076
Inventories                                    18,999         14,915
Deferred tax asset and prepaid expenses         4,661          4,762
                                            ---------      ---------
  Total current assets                         57,513         69,569
Property, plant and equipment, net            165,453        187,137
Deferred tax asset                             30,953         31,834
Other assets, including goodwill (net of
 accumulated amortization of $504 and
 $144, respectively)                           29,814         31,848
                                            ---------      ---------
Total assets                                $ 283,733      $ 320,388
                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                            $  26,777      $  27,549
Accrued liabilities                             7,032         13,895
Current portion of reclamation and mine
 shutdown reserves and other                    7,861          7,145
                                            ---------      ---------
  Total current liabilities                    41,670         48,589
Reclamation and mine shutdown reserves         52,842         60,047
Other long-term liabilities                    32,882         32,952
Stockholders' equity                          156,339        178,800
                                            ---------      ---------
Total liabilities and stockholders'equity   $ 283,733      $ 320,388
                                            =========      =========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    ------------------    --------------------
                                      1999      1998        1999        1998
                                    --------   -------    ---------   --------
                                     (In Thousands, Except Per Share Amounts)
Revenues                            $ 60,102   $ 4,147    $ 185,502   $ 15,925
Costs and expenses:
Production and delivery costs         48,343       719      143,664      2,530
Depreciation and amortization          8,575     2,921       27,822     13,891
Exploration expenses                   1,080     1,577        4,933     13,835
General and administrative expenses    3,532       867       10,639      3,216
(Gain) loss on sale of
 oil and gas property                    540      (447)      (2,550)      (447)
                                    --------   -------    ---------   --------
Total costs and expenses              62,070     5,637      184,508     33,025
                                    --------   -------    ---------   --------
Operating income (loss)               (1,968)   (1,490)         994    (17,100)
Interest expense                        (158)      -           (291)       -
Other income, net                        171       388          666      1,120
                                    --------   -------    ---------   --------
Net income (loss) before
 income taxes                         (1,955)   (1,102)       1,369    (15,980)
Income tax (provision) benefit           684       -           (487)       -
                                    --------   -------    ---------   --------
Net income (loss)                   $ (1,271)  $(1,102)   $     882   $(15,980)
                                    ========   =======    =========   ========
Net income (loss) per share
 of common stock
  Basic                               $(0.10)   $(0.13)       $0.07     $(1.86)
                                      ======    ======        =====     ======
  Diluted                             $(0.10)   $(0.13)       $0.06     $(1.86)
                                      ======    ======        =====     ======
Average shares outstanding
  Basic                               12,978     8,583       13,578      8,570
                                      ======     =====       ======      =====
  Diluted                             12,978     8,583       13,805      8,570
                                      ======     =====       ======      =====


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                       1999           1998
                                                     --------       ---------
                                                         (In Thousands)
Cash flow from operating activities:
Net  income (loss)                                   $    882       $ (15,980)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                        27,822          13,891
  Exploration expenses                                  4,933          13,835
  Gain on sale of oil and gas property                 (2,550)           (447)
  Reclamation and mine shutdown expenditures           (5,106)            -
  Utilization of deferred tax asset                       475             -
  Change in asset and liabilities, net of effects
  of acquisitions:
  (Increase) decrease in working capital
     Accounts receivable                                 (780)         13,998
     Accounts payable and accrued liabilities              57          (3,366)
     Inventories and prepaid expense                   (6,373)           (269)
  Other                                                 1,058             123
                                                      -------        --------
Net cash provided by operating activities              20,418          21,785
                                                      -------        --------
Cash flow from investing activities:
Exploration and development expenditures              (25,279)        (39,205)
Proceeds from disposition of assets, net               13,892             450
Other                                                   1,609            (293)
                                                      -------        --------
Net cash used in investing activities                  (9,778)        (39,048)
                                                      -------        --------

Cash flow from financing activities:
Proceeds from exercise of stock options and other       1,096            (615)
Purchase of MMR common stock                          (25,080)            -
                                                      -------        --------
Net cash used in financing activities                 (23,984)           (615)
                                                      -------        --------
Net decrease in cash and cash equivalents             (13,344)        (17,878)
Cash and cash equivalents at beginning of year         17,816          29,149
                                                      -------        --------
Cash and cash equivalents at end of period            $ 4,472        $ 11,271
                                                      =======        ========

The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION
 Background. McMoRan Exploration Co. (MMR), became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co.
(MOXY) and Freeport-McMoRan Sulphur Inc. (FSC) combined their respective operations (the Merger). In the Merger, FSC's shareholders received 0.625 MMR common shares for each FSC outstanding common share, or a total of 5.5 million MMR shares, while MOXY's shareholders received 0.20 MMR common shares for each MOXY outstanding common share, or a total of 8.6 million MMR common shares.

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

2. EARNINGS PER SHARE
The earnings per share (EPS) data for 1998 have been restated to reflect the effective reverse stock split resulting from the Merger. Basic net income (loss) per share of common stock was calculated by dividing net income or net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. The diluted net income
(loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the periods presented plus outstanding dilutive stock options, which represented approximately 227,000 shares of common stock during the nine months ended September 30, 1999. MMR had options outstanding representing approximately 417,000 and 125,000 shares of common stock during the three months ended September 30, 1999 and 1998, respectively and 170,000 shares of common stock for the nine months ended September 30, 1998 that otherwise would have been included in the calculation of diluted net loss per share, but were excluded as anti-dilutive considering the losses incurred during the respective periods.

     Outstanding options to purchase approximately 66,000 and 475,000 shares of common stock at average exercise prices of $24.82 and $19.16 per share during the third quarter of 1999 and 1998, respectively, and outstanding options to purchase approximately 781,000 and 66,000 shares of common stock at average exercise prices of $19.31 and $24.65 for the nine months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise prices were greater than the average market price during the periods presented.

3. FINANCIAL INSTRUMENTS AND CONTRACTS
Based on its assessment of market conditions MMR may enter financial contracts to manage certain risks resulting from fluctuations in commodity prices (oil and natural gas). Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transactions. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. MMR monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a financially strong counterparty.

     At September 30, 1999, MMR had outstanding natural gas option contracts related to its Main Pass sulphur operations and forward oil sales contracts related to its Main Pass oil operations. The natural gas purchase contracts were part of a price protection program that FSC originally entered into in April 1998. This program involved capping the price of approximately 75 percent of Main Pass' 1998 natural gas consumption at $2.175 per million British thermal units (mmbtu) and granted the supplier the option to put 450,000 mmbtu per month to FSC at a price of $2.175 mmbtu during 1999. The contracts do not meet current accounting deferral criteria and changes in their fair values are recorded in production costs. As of September 30, 1999, based on quoted futures prices, these contracts had no value.

     FSC also has oil forward sales contracts related to its Main Pass oil production. Gains or losses on these contracts are recognized with the hedged transaction. As of September 30, 1999, FSC had contracts to sell 0.2 million barrels of oil at an average price of $21.17 per barrel through December 2000. These contracts had a fair value of approximately $(0.2) million as of September 30, 1999.

     In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. MMR has not determined when it will adopt SFAS 133; however, adoption is not expected to have a material impact on its financial position or results of operations.

4. BUSINESS SEGMENTS
MMR has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. MMR had only one operating segment, Oil and Gas, until the Merger, when it acquired FSC's sulphur assets. MMR's oil and gas are produced offshore in the Gulf of Mexico and currently include MMR's facilities at Vermilion Blocks 160 and 159, West Cameron Block 616 and commencing in October 1999, Brazos Block A-19. MMR's oil and gas segment also includes the oil produced at Main Pass 299 from the same geologic formation containing the deposit's sulphur. Frasch sulphur is produced at the Main Pass mine located 32 miles offshore Louisiana and was produced from the Culberson mine in west Texas, until it permanently ceased production on June 30, 1999. The sulphur business segment includes purchasing recovered sulphur and the transporting and terminaling of sulphur, both mined and purchased, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. MMR's segment data for the third quarter and nine months ended September 30, 1999 are shown below (in thousands).

                                                     Eliminations
                                Sulphur   Oil & Gas   and Other      Total
                               --------   ---------   ---------    ---------
Third Quarter Ended
September 30, 1999
Revenues                       $  46,323  $  13,779   $     -      $  60,102
Production and delivery           43,918      4,425         -         48,343
Depreciation and amortization      1,281      7,294         -          8,575
Exploration expenses                 -        1,080         -          1,080
General and administrative
 expenses                          1,850        927         755        3,532
Loss on the sale of property         -          540         -            540
                               ---------  ---------   ---------    ---------
Operating loss                      (726)      (487)       (755)      (1,968)
Interest expense                    (149)        (9)        -           (158)
Interest and other income             42        129         -            171
Income tax benefit                   -          -           684          684
                               ---------  ---------   ---------    ---------
Net  loss                      $    (833) $    (367)  $     (71)   $  (1,271)
                               =========  =========   =========    =========
Capital expenditures           $     921  $   2,047a  $     -      $   2,968
                               =========  =========   =========    =========
Nine Months Ended
September 30, 1999
Revenues                       $ 146,797  $  38,705   $     -      $ 185,502
Production and delivery          132,011     11,653         -        143,664
Depreciation and amortization      3,683     24,139         -         27,822
Exploration expenses                 -        4,933         -          4,933
General and administrative
 expenses                          5,516      2,639       2,484       10,639
Gain on sale of property             -       (2,550)        -         (2,550)
                               ---------  ---------   ---------    ---------
Operating income (loss)            5,587     (2,109)     (2,484)         994
Interest expense                    (263)       (28)        -           (291)
Interest and other income            306        360         -            666
Income tax provision                 -          (12)       (475)        (487)
                               ---------  ---------   ---------    ---------
Net  income (loss)             $   5,630  $  (1,789)  $  (2,959)   $     882
                               =========  =========   =========    =========
Capital expenditures           $   7,520  $  17,759a  $     -      $  25,279
                               =========  =========   =========    =========
Total assets                   $ 170,635  $  75,990   $  37,108b   $ 283,733
                               =========  =========   =========    =========

(a)Includes oil and gas exploration and development expenditures incurred.
(b)Represents assets held by the parent company, the most significant of which include MMR's $34.5 million deferred tax assets and $2.0 million of prepaid pension benefits.

5. SUBSEQUENT EVENT
On November 9, 1999, MMR and Phosphate Resource Partners Limited Partnership (PLP) entered into an agreement terminating PLP's participation in the MOXY Exploration Program (Exploration Program). Under terms of the agreement, effective October 1, 1999, MMR purchased PLP's 47 percent interest in the Exploration Program, which included three producing oil and gas fields and an inventory of exploration prospects and leases (the PLP Property Acquisition). MMR funded the purchase price of $32 million with available cash and borrowings under its existing credit facilities (see Note 9 "Commitments and Contingencies" included in MMR's 1998 Form 10-K for a discussion of MMR's credit facilities). As a result, MMR now owns a 95 percent interest in the Exploration Program with an individual investor owning the remaining five percent. For a discussion of the Exploration Program refer to Note 4 "Rights Offering and Exploration Agreements" and "Capital Resources and Liquidity" included in MMR's 1998 Form 10-K. Additionally, PLP and IMC Global Inc.
(IGL) have dismissed with prejudice their lawsuit against MMR and four former directors of Freeport-McMoRan Inc., which was merged into IGL in December 1997 (see Part II-Item 1 "Legal
Proceedings" included elsewhere in this Form 10-Q).


                    ------------------------
                             Remarks

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of September 30, 1999, the related statements of operations for the three-month and nine month periods ended September 30, 1999 and 1998 and the statements of cash flow for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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


                              /s/  ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 19, 1999 (except with
respect to Note 5, as to which
the date is November 9, 1999)

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

   The assets acquired from FSC included two operating sulphur mines: Main Pass 299, located offshore Louisiana in which FSC owns an 83.3 percent interest and the wholly owned Culberson mine located in west Texas, which permanently ceased production on June 30, 1999. Other sulphur assets include five sulphur terminals located across the Gulf Coast and various marine and rail transportation assets. MMR also acquired FSC's 83.3 percent interest in the Main Pass oil operations, which involves producing oil from the same geologic formation from which sulphur is produced.

RECENT DEVELOPMENT
	On November 9, 1999, MMR and Phosphate Resource Partners Limited Partnership (PLP) entered into an agreement terminating PLP's participation in the MOXY Exploration Program (Exploration
Program). Under terms of the agreement, effective October 1, 1999, MMR purchased PLP's 47 percent interest in the Exploration
Program, which included three producing oil and gas fields and an inventory of exploration prospects and leases (the PLP Property
Acquisition). MMR funded the purchase price of $32 million with available cash and borrowings under its existing credit facilities (see Note 9 "Commitments and Contingencies" included in MMR's 1998 Form 10-K for a discussion of MMR's credit facilities). As a result, MMR now owns a 95 percent interest in the Exploration Program with an individual investor owning the remaining five-percent. For a discussion of the Exploration
Program refer to Note 4  "Rights Offering and Exploration
Agreements" and "Capital Resources and Liquidity" included in MMR's 1998 Form 10-K. Additionally, PLP and IMC Global Inc.
(IGL) have dismissed with prejudice their lawsuit against MMR and four former directors of Freeport-McMoRan Inc., which was merged into IGL in December 1997 (see Part II-Item 1 "Legal
Proceedings" included elsewhere in this Form 10-Q).

OPERATIONAL ACTIVITIES
        The following significant operational activities occurred during the third quarter and into the fourth quarter of 1999.
Oil and Gas
-----------
 . In the PLP Property Acquisition, as discussed in " Recent
  Development" above MMR acquired additional net revenue interests in the Vermilion Block 159, West Cameron Block 616 and Brazos Block A-19 fields of 37.8 percent, 37.7 percent and
  13.1 percent, respectively. Based on reported reserve estimates as of December 31, 1998 prepared by MMR's independent petroleum engineers, these properties' proved reserves attributable to PLP's interest totaled approximately 33 billion cubic feet (Bcf) of natural gas and approximately 150,000 barrels (Bbls) of condensate on that date. For the nine months ending September 30, 1999, production attributable to PLP's interest in these properties equaled approximately
  3.7 Bcf of natural gas and approximately 28,000 Bbls of condensate. Updated proved reserve estimates as of December 31, 1999 for these fields will be included in amounts reported in MMR's 1999 Annual Report on Form 10-K. These estimates will reflect economic and operating conditions as of December 31, 1999, including oil and gas prices, development and production costs, production experience and other pertinent factors.

 . Production and other information from the recently completed
  Brazos Block A-19 field will be included in these estimates. Shell Offshore Inc., as operator, has publicly released information that this field commenced production on October
  16, 1999 and reached an expected peak gross production rate of 87 million cubic feet per day (MMcfd) of natural gas on November 2, 1999. MMR's net revenue interest in this field now totals 26.4 percent as a result of the PLP Property
  Acquisition. Brazos Block A-19 is located in approximately 135 feet of water, 35 miles offshore Texas.
 . MMR anticipates commencing drilling of the Vermilion Block 408
  #1 exploratory well in November 1999. The well is expected to reach total depth of 8,000 feet during the fourth quarter of 1999. MMR has an approximate 14.4 percent working interest and an 11.6 percent net revenue interest (28.5 percent and 22.9 percent, respectively, following the PLP Acquisition) in the #1 well, which is located in approximately 380 feet of water, 115 miles offshore Louisiana.
 . During the third quarter of 1999, MMR farmed-in the Grass
  Island Deep prospect located in the shallow onshore waters of Espiritu Santo Bay, Calhoun County, Texas and began drilling the State Tract 210 #6 well on November 1, 1999. The well is expected to reach total depth of 13,500 feet. The farm-out agreement establishes a 22 square mile area of mutual interest around the prospect and grants MMR a license to 22 square miles of 3-D seismic data. MMR will have an approximate 23.6 percent working interest and a 16.3 percent net revenue interest (46.6 percent and 32.1 percent, respectively, following the PLP Acquisition) in the prospect after payout.
 . During the third quarter of 1999, MMR and its exploration partner, Phosphate Resource Partners Limited Partnership
  (PLP), sold their aggregate 50 percent working interest in West Cameron Block 492. Under terms of the sale, MMR and PLP shared proportionally in the $1.3 million of sales proceeds and each retained a proportionate overriding royalty interest, which net to MMR totals 1.5 percent and may increase to 2.5 percent if certain cumulative production volumes are achieved. MMR recorded an approximate $0.5 million loss as a result of the sale.

Sulphur
-------
 . MMR permanently ceased production from its Culberson mine in west Texas on June 30, 1999. Abandonment and salvage operations are underway and are anticipated to be completed by the end of 1999. MMR had previously accrued the costs associated with the closure of the Culberson mine and expects its closure will have no material impact on the future earnings of MMR.
 . MMR is pursuing a strategy to increase the utilization rates of its logistical and transportation assets, which currently approximates 60 percent of their total capacity. These assets include a unique set of fully permitted assets that include terminals, rail cars, ocean vessels and barges.

RESULTS OF OPERATIONS
     MMR has two operating segments: "oil and gas"  and
"sulphur."   The oil and gas segment includes the operations of
MOXY, as the predecessor to MMR, as well as the Main Pass oil operations acquired from FSC in the Merger. The sulphur segment, which was also acquired in the Merger, currently includes production from the Main Pass mine, purchases of recovered sulphur and the transporting and terminaling of both mined and purchased sulphur. Summary operational data is as follows:

                                Three Months Ended         Nine Months Ended
                                   September 30,             September 30,
                               ---------------------    ----------------------
                                 1999 a      1998          1999 a      1998 b
                               ---------   ---------    ----------   ---------
Sales volumes:
     Gas (thousand cubic feet,
          or MCF)              3,079,600   1,843,700    10,619,000   6,866,300
     Oil (barrels)               291,000      19,000     1,055,600      81,600
     Sulphur (long tons)         718,900        -        2,242,500        -
Average realization:
     Gas (per MCF)                $ 2.65     $  2.06        $ 2.19     $  2.17
     Oil (per barrel)              19.05       13.05         14.39       14.17
     Sulphur (per long ton)        63.72        -            64.82         -

a. Includes  operating  data of  FSC.  Main  Pass  oil  operations
  contributed  approximately  244,100  and  854,400  barrels   at
  average realizations of $18.66 and $14.01 for the three  months and nine months ended September 30, 1999, respectively.
b. The prior period effects of the re-determination of ownership interests in Vermilion Block 160 were excluded from the above table, which would have reduced six-month volumes of gas and oil by approximately 150,400 MCF and 6,200 barrels,
  respectively, and reduced the combined revenues from gas and oil by approximately $0.5 million.


Oil and Gas
     MMR's oil and gas revenues increased to $13.8 million and $38.7 million for the third quarter and nine months ended
September 30, 1999, respectively, from $4.1 million and $15.9 million for the comparable periods in 1998. These increases primarily reflect the inclusion of oil revenues, totaling $4.6 million and $12.0 million during the third quarter and nine months ended September 30, 1999, respectively, from Main Pass
299, which was acquired in the Merger. Additionally, oil and gas revenues for the third quarter and nine months ended September
30, 1999 reflect the increased production volumes associated with the commencement of operations at the Vermilion Block 160 #4 sidetrack well and the Vermilion Block 159 #3 well during January
1999, and at West Cameron Block 616 during March 1999, together with the purchase of an additional 10.3 percent net revenue interest in the Vermilion Block 160 field unit during the first quarter of 1999. Revenues also increased as a result of higher average realizations during the third quarter and nine months ended September 30, 1999 as compared to the same periods last year. These increases were offset in part by the sale of the Vermilion Block 410 field in early March 1999.

     Depreciation and amortization expense increased to $7.3 million and $24.1 million during the third quarter and nine months ended September 30, 1999, from $2.9 million and $13.9 million for the comparable periods in 1998. These increases resulted from the higher production volumes associated with the commencement of operations discussed above, together with increased depreciable capitalized costs incurred since the 1998 first quarter. Additionally, during the third quarter of 1999, MMR's proved reserves associated with West Cameron Block 616 were adjusted downward on the basis of production performance, resulting in additional depreciation expense of $0.6 million.

     Production and delivery expense totaled $4.4 million and $11.7 million during the third quarter and nine months ended
September 30, 1999, respectively, compared to $0.7 million and $2.5 million during the same periods last year. The increases reflect the higher production volumes associated with the commencement of operations at the facilities discussed above, together with $2.2 million and $7.1 million of costs associated with production from the acquired Main Pass oil facilities during the respective periods.

    MMR's exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling projects and the volume of and extent to which seismic data are acquired and interpreted. Exploration expenses during the nine months ended September 30, 1999 include approximately $1.6 million of exploratory drilling costs primarily associated with the farm-in of Vermilion Block 162 and the subsequent drilling of the #5 exploratory well thereon in January 1999. MMR's other exploration expenses totaled approximately $3.3 million, primarily for geological and geophysical costs, including the purchase of seismic data. During the nine months ended September 30, 1998, MMR expensed $9.5 million of drilling and leasehold costs associated with four unsuccessful exploratory wells, and other exploration expenses totaling $4.3 million. MMR has focused its efforts during 1999 on assessing selective growth opportunities and did no exploration drilling during the third quarter of 1999.
Exploratory drilling is scheduled for the fourth quarter of 1999
(see Oil and Gas Operational Activities above).

     As a result of anticipated future oil and gas exploration expenditures, MMR may report operating losses in future periods.

Sulphur
  As previously stated, MMR acquired its sulphur segment in the Merger. Accordingly, because pre-acquisition data is not presented under purchase accounting principles there is no 1998 data to compare 1999 sulphur results of operations.

    Sulphur operations had revenues of $46.3 million and $146.8 million during the third quarter and nine months ended September
30, 1999, respectively. MMR's sulphur operations had operating income of $5.6 million during the nine months ended September 30, 1999 and an operating loss of $0.7 million during the third quarter of 1999. The operating loss during the third quarter can be attributed in part to an $4 per ton decrease in the Tampa market sulphur price. MMR's sulphur revenues are affected by these market changes in accordance with the terms of its sales contracts, which generally reflect the changes over periods of one to as much as three months. Sulphur market fundamentals continue to suffer from the decrease in demand resulting from recent production curtailments by major producers of phosphate fertilizers in response to declining fertilizer demand. In response to these conditions, the Tampa market price for sulphur has fallen an additional $5 per ton, effective October 1, 1999.
Sulphur market prices primarily impact MMR's mining operations;
however, changes in sulphur prices generally do not have a significant effect on margins earned by MMR in marketing and transporting recovered sulphur. Future sulphur prices will continue to fluctuate as a result of changes in sulphur market conditions and can be expected to continue to be weak if current conditions in the phosphate fertilizer market persist. These decreases in sulphur prices will impact MMR's near-term cash flow and may impact the future realizability of MMR's inventory carrying costs.

   MMR sells a significant portion of the sulphur it produces or purchases to the IMC-Agrico Joint Venture (IMC-Agrico), a
phosphate fertilizer producer, under a long-term supply contract that extends for as long as IMC-Agrico has a requirement for sulphur.  Sales to IMC-Agrico during the third quarter and nine months ended September 30, 1999 totaled 54.0 percent and 56.6 percent of MMR's total revenues, respectively, and 70.8 percent and 72.2 percent of its sulphur sales, respectively. The Sulphur
Supply Agreement contains a provision that requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially
impracticable" or "grossly inequitable."   In the fourth
quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the
Sulphur Supply Agreement.  After careful review of the agreement,
IMC-Agrico's operations and the referenced markets, FSC
determined that there is no basis for renegotiation of the
pricing provisions under the terms of the agreement.  After
discussions failed to resolve this dispute, FSC filed suit
against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms.

	Homestake Mining Company (Homestake) is MMR's 16.7 percent partner in the Main Pass mine. Under the Main Pass sulphur joint operating agreement, Homestake has the right, under certain conditions, to elect to waive its right to produce its share of sulphur for one year at a time. In such event, Homestake would be relieved of its responsibility to pay its share of operating expenses during that year. Homestake has advised MMR that Homestake believes it has elected to apply this provision to the year 2000. MMR is assessing the circumstances regarding whether conditions necessary for making this election exist, and the implications of such an election.

  Production costs totaled $43.9 million and $132.0 million during the third quarter and nine months ended September 30, 1999, respectively. During the third quarter of 1999, MMR implemented an early retirement program for certain Main Pass employees resulting in $1.9 million of severance related costs, $1.6 million net to MMR. These costs reduced the MMR prepaid pension asset. Sulphur's production costs for the nine-months ended September 30, 1999 benefited from $3.6 million of approved settlements to-date on its business interruption insurance claim resulting from the effects Hurricane Georges had on Main Pass' production. During the first quarter of 1999, MMR's sulphur operations capitalized approximately $4.6 million of drilling costs incurred to increase the productive capacity of Main Pass, which had been temporarily reduced in the second half of 1998 by Hurricane Georges (see "Capital Resources and Liquidity" below). Future sulphur drilling costs will be charged to production costs as incurred. Sulphur depreciation expense totaled $1.3 million and $3.7 million during the third quarter and nine months ended September 30, 1999, respectively, including goodwill amortization totaling $0.2 million and $0.4 million during the third quarter and nine months ended September 30, 1999, respectively.

Other Financial Results
     MMR's general and administrative expenses for the third quarter and nine months ended September 30, 1999 totaled $3.5 million and $10.6 million, respectively, compared with $0.9 million and $3.2 million for the same periods in 1998. The increases reflect the FSC operations acquired in the Merger.
Additionally, general and administrative expenses were affected by severance related costs associated with early retirement programs, which totaled $0.4 million and $0.8 million during the third quarter and nine months ended September 30, 1999, respectively.

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities provided net cash of $20.4 million during the nine months ended September 30, 1999 compared to $21.8 million during the nine months ended September 30, 1998.
Operating cash flows for the nine months ended September 30, 1999 reflect the additional revenues generated primarily by the sulphur assets acquired in the Merger and from MMR's initial production from the Vermilion Block 160 #4 sidetrack well, the


Vermilion Block 159 #3 well and West Cameron Block 616. This increase was offset in part by a $6.7 million increase in sulphur inventories during 1999 and by the payment of $5.1 million in mine shutdown and reclamation expenditures. Operating cash flows during the nine months ended September 30, 1998 benefited from MMR's significant collection ($14.0 million) of accounts receivable outstanding at December 31, 1997.

    Net cash used in investing activities totaled $9.8 million for the nine months ended September 30, 1999 compared with $39.0 million during the same period in 1998. During the 1999 period, MMR incurred $25.3 million of exploration, development and other capital expenditures. Oil and gas exploration and development expenditures totaled $17.8 million, which included capitalized oil and gas drilling costs of $12.9 million primarily associated with the development of West Cameron Block 616, the Vermilion
Block 160 #4 sidetrack well, the Vermilion Block 159 # 3 well and
Brazos Block A-19, geological and geophysical and other exploration expenses of $3.3 million and expensed drilling costs of $1.6 million associated with the Vermilion Block 162 #5 exploratory well. MMR's sulphur operations incurred $7.5 million of capitalized costs during the nine months ended September 30, 1999 consisting of $4.6 million related to drilling the replacement wells for those damaged by Hurricane Georges (see
"Results of Operations" above), the approximate $1.8 million purchase of certain sulphur rail cars that had previously been leased and $1.1 million of capital improvements at the Galveston terminal. MMR's sulphur segment received $7.5 million in connection with an agreement to sell and lease back approximately
270 of its sulphur rail cars. MMR's oil and gas operations had net proceeds of $6.4 million from the sale of a portion of its additional net revenue interest purchases in the Vermilion Block
160 field unit and the Vermilion Block 159 #3 well, the sale of its approximate 28 percent net revenue interest in the Vermilion
Block 410 field during the first quarter of 1999 and its sale of its interest in West Cameron Block 492 during the third quarter of 1999. During the nine months ended September 30, 1998, MMR incurred $26.2 million of capitalized drilling costs primarily for development of West Cameron Block 616 and the Vermilion Block
160 #4 sidetrack well, $9.5 million in expensed drilling and leasehold costs associated with four exploratory wells and $3.5 million in geological and geophysical and other exploration expenses.

    Net cash used in financing activities totaled $24.0 million for the nine months ended September 30, 1999 resulting from MMR's purchase of shares of its common stock on the open market (see below), offset in part by stock option exercise proceeds.

    Based on current projections, management believes that MMR's existing cash balances, its expected cash flow from operations and its bank credit availability will be sufficient to fund its ongoing working capital requirements, reclamation costs, and projected capital expenditures for the foreseeable future. MMR believes that exploration prospects and producing properties are available through farm-in and/or acquisition transactions and that it has the capital resources and credit availability to enable it to pursue selected opportunities. In particular, MMR has considered and expects to continue to evaluate opportunities to acquire both proved and unproved oil and gas properties. In recent months, a number of significant oil and gas producers in the Gulf have announced strategies to focus their operations in the Gulf's deep water and on foreign opportunities. MMR's management had discussions with a number of these producers, which may provide opportunities for MMR to acquire significant exploration prospects on the Gulf shelf. Successfully completing these transactions is dependent on MMR reaching an agreement with the producers on mutually acceptable terms. Such acquisitions, if consummated, and the related future exploration drilling activities would require MMR to use its current bank credit availability and seek additional sources of financing, including the possibility of issuing debt or equity securities and new joint venture arrangements. At September 30, 1999, MMR had no outstanding debt. MMR borrowed approximately $30 million under its existing credit facilities primarily in connection with the PLP Property Acquisition (see Recent Development). Before considering an expected increase in financing availability associated with the acquired properties and excluding the effects of additional property acquistions, if any, MMR's cash and bank credit availability is expected to fluctuate between $60 million and $70 million during the remainder of the fourth quarter of 1999.

     MMR has received a total of $4.7 million in insurance proceeds from the business interruption insurance claim filed during the first quarter of 1999 covering the estimated damages and lost production from the Main Pass sulphur mine resulting from the effects of Hurricane Georges in September 1998. MMR recorded the portion of these proceeds estimated to relate to lost production prior to the Merger as a purchase price adjustment to goodwill
($(1.1) million) and the remainder as a reduction of production costs (see Results of Operations, above). MMR anticipates receiving an additional $0.4 million of business interruption insurance proceeds and $1.0 million of property damage insurance proceeds, during the fourth quarter of 1999; however, MMR will only record this settlement at the time in which it receives a firm settlement commitment from the insurance underwriter.

     In May 1999, MMR's Board of Directors authorized an open market share purchase program for up to 1 million shares of its common stock, representing approximately 7 percent of its then outstanding 14.1 million common shares. In July 1999, the Board authorized the purchase of up to an additional 1 million shares of its common stock. MMR had purchased 1,379,935 shares of its common stock for $25.1 million, an average of $18.18 per share, through September 30, 1999. These purchased shares included one transaction with PLP. In this transaction, MMR purchased all 769,535 shares of its common stock owned by PLP for $12.8 million, $16.64 per share. The timing of the purchases is dependent upon many factors, including the price of MMR's common stock, MMR's operating results, cash flows and financial position, and general economic and market conditions. For the period October 1, 1999 through October 19, 1999, MMR purchased
9,200 shares of its common stock for $0.2 million, an average of $21.17 per share. As of October 19, 1999 approximately 0.6 million of the total 2 million shares authorized remain available for purchase.

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

Information Technology (IT) Systems - The bulk of MMR's specific oil and gas processing is provided through third party software licensed by MMR. The Y2K Compliant version of this software was implemented in the fourth quarter of 1998. The remaining business processing is provided by FMS. FMS has completed Y2K remediation and testing work for all systems it provides to MMR.

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

Third Party Risks - As is the case with most oil and gas exploration companies, MMR relies extensively on third party contractors for a significant portion of its operating functions.
MMR has completed an assessment of Y2K external risk that may arise from the failure of critical suppliers and customers to become Y2K Compliant. This assessment indicates that MMR's business partners are well aware of the Y2K problem and are themselves aggressively seeking resolution of any outstanding issues. MMR's contingency planning is substantially complete.
Testing and revision of contingency plans will continue through the end of the year. The Y2K risk that could have the largest potential business impact would probably be a short-term shutdown of Main Pass sulphur operations caused by a disruption of key materials from suppliers, especially natural gas. Compliance statements have been received for critical MMR suppliers, customers, transportation providers, and business partners, and MMR will continue to monitor Y2K readiness plans for critical third parties.

The Costs to Address MMR's Y2K Issues. Expenditures for the necessary Y2K related modifications will largely be funded by routine software and hardware maintenance fees paid by MMR or FMS to the related software providers. Based on current information, MMR believes that the incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will be less than $0.3 million, most of which has been incurred. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on MMR's operations. Additionally, current estimates are based on management's best assessment, which was derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from these plans. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on MMR.

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

MMR's Contingency Plans. Although MMR believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas are substantially complete. Testing and revision of contingency plans will continue through the end of the year. These areas include critical operations, key customers and suppliers, marine transportation providers, telecommunications providers, banks, utilities, and other critical infrastructure providers. While there can be no assurance that MMR will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.


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

     Important factors that could cause actual oil and gas operations results to differ materially from MMR's expectations include, without limitation, drilling results, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, Y2K compliance, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of MMR. Important factors that could affect the future results of MMR's sulphur operations include without limitation reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC-Agrico as a customer, the seasonality and volatility of sulphur markets, increased competition in the transportation and terminaling of sulphur, environmental issues, and the ability to resolve any Y2K compliance issues. Further information regarding these and other factors that may cause MMR's future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in MMR's 1998 Annual Report on Form 10-K.

                    _________________________
The results of operations reported and summarized above are not necessarily indicative of future operating results.


                   PART II--OTHER INFORMATION


Item 1.  Legal Proceedings.

IMC Global Inc. and Phosphate Resource Partners Limited
Partnership vs. James R. Moffett, Richard C. Adkerson, B. M.
Rankin, Henry A. Kissinger and McMoRan Oil & Gas Co., Civ. Act.
No. 16387-NC (Del. Ch. filed May 18, 1998).  On November 9, 1999,
Phosphate Resource Partners Limited Partnership (PLP) and its administrative managing general partner, IMC Global Inc. (IGL), have dismissed with prejudice, this lawsuit against MOXY and four former directors of Freeport-McMoRan Inc. In connection with the dismissal of the litigation, effective October 1, 1999, MMR purchased for $32 million PLP's 47 percent interest in the MOXY Exploration Program, which includes three producing oil and gas fields and an inventory of exploration prospects and leases. As a result, MMR now owns a 95 percent interest in the MOXY Exploration
Program with an individual investor owning the remaining five percent.


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

                             McMoRan Exploration Co.

                             By:  /s/ C. Donald Whitmire, Jr.
                                -----------------------------
                                     C. Donald Whitmire, Jr.
                                 Vice President and Controller-
                                       Financial Reporting
                                   (authorized signatory and
                                  Principal Accounting Officer)

Date: November 12, 1999


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

 3.2      By-laws of MMR as amended effective February 11, 1999.
           (Incorporated by reference to Exhibit 3.2 to the MMR
          1998 Form 10-K).

 4.1 Form of Certificate of MMR Common Stock. (Incorporated by reference to Exhibit 4.1 of the MMR S-4).

 4.2      Rights Agreement dated as of November 13, 1998.
          (Incorporated by reference to Exhibit 4.2 to MMR 1998
          Form 10-K).

 4.3      Amendment to Rights Agreement dated December 28, 1998.
          (Incorporated by reference to Exhibit 4.3 to MMR 1998
          Form 10-K).

 4.4 Standstill Agreement dated August 5, 1999 between MMR and Alpine Capital,L.P., Robert W. Bruce III, Algenpar
          Inc., J.Taylor Crandall, Susan C. Bruce, Keystone, Inc.,
          Robert M. Bass, the Anne T. and Robert M. Bass Foundation,
          Anne T. Bass and The Robert Bruce Management Company, Inc.
          Defined Benefit Pension Trust.

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

10.15     Asset Sale Agreement for Main Pass
          Block 299 between Freeport-McMoRan Resource Partners,
          Limited Partnership ("FRP" ) and Chevron USA, Inc.
          dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to FSC's Registration Statement on Form S-
          1 (Registration No. 333-40375) filed with the SEC on
          November 17, 1997 (the "FSC S-1" )).

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

10.33     Supplemental Letter Agreement between FMS and Rene' L.
          Latiolais effective August 1, 1999.

15.1 Letter dated November 9, 1999 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      MMR Financial Data Schedule.






