Form 10-K405
period 1999-12-31
MCMORAN EXPLORATION CO /DE/
filed 2000-02-08
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                               or
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to
                        ________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $137,656,000 on January 31, 2000.

     On January 31, 2000, there were issued and outstanding
12,550,603 shares of the registrant's Common Stock, par value
$0.01 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement submitted to the registrant's stockholders in connection with the registrant's
2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.





                       McMoRan Exploration Co.
                    Annual Report on Form 10-K for
               the Fiscal Year ended December 31, 1999


                          TABLE OF CONTENTS

                                                             Page
Part I

Items 1. and 2. Business and Properties......................  1
Item 3. Legal Proceedings.................................... 25
Item 4. Submission of Matters to a Vote of Security Holders.. 26
     Executive Officers of the Registrant.................... 26

Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.......................................... 28
Item 6. Selected Financial Data.............................. 29
Items 7. and 7A. Management's Discussion and Analysis of
          Financial Condition and Results
           of Operations and Disclosures about Market Risks.. 30
Item 8. Financial Statements and Supplementary Data...........38
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.......................... 55

Part III

Item 10. Directors and Executive Officers of the Registrant.. 55
Item 11. Executive Compensation.............................. 56
Item 12. Security Ownership of Certain Beneficial Owners and
Management................................................... 56
Item 13. Certain Relationships and Related Transactions...... 56

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K..................................................... 56

Signatures................................................... S-1

Exhibit Index................................................ E-1

                                  PART I

Items 1 and 2.  Business and Properties.

OVERVIEW
We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf
Coast region, and in the mining, purchasing, transporting, terminaling, processing and marketing of sulphur.

     We have provided definitions for some of the oil and gas and sulphur industry terms we use in a glossary on page 23.

     Oil and gas operations. We (and our predecessors) have conducted oil and gas exploration, development and production operations principally in the Gulf of Mexico and the Gulf Coast region for more than 25 years with virtually the same team of geologists and geophysicists. These operations have provided us with an extensive geological and geophysical database, as well as significant technical and operational expertise. We believe there are significant opportunities to discover meaningful oil and gas reserves in these areas.

     Effective January 2000, we entered into transactions with Texaco Exploration and Production Inc. and Shell Offshore Inc. that significantly enhanced our presence on the continental shelf of the Gulf of Mexico. See "Current Exploration Programs." These two transactions, along with our current lease inventory, give us exploratory rights to more than 170 blocks covering approximately 750,000 gross acres. We now have a substantial foundation for an aggressive exploration program with a broad exploration acreage position in the Gulf of Mexico.

     As of December 31, 1999, we had estimated proved reserves of approximately 62.6 Bcf of natural gas and 5.2 MMBbls of oil and condensate, or an aggregate of approximately 94.0 Bcfe, with a present value of estimated pre-tax future net cash flows of $113.2 million. Our production totaled approximately 14.0 Bcf of gas and 1.4 MMBbls of oil and condensate or 22.1 Bcfe during 1999. For the year ending December 31, 2000, we have budgeted exploration and development expenditures of approximately $135 million. These budgeted amounts include $40 million for lease acquisition, including our purchase of the Shell leases.
Development expenditures for 2000 are currently estimated to total approximately $6 million. The remaining budget amount would be expended on exploratory activities, primarily the drilling of exploration wells. These budgeted amounts are subject to change based on drilling results, availability of supplies, equipment and personnel and the continuing evaluation of properties and prospects that may influence our current drilling plans. We will require significant amounts of new capital in order to fund these budgeted amounts, which we anticipate seeking in early 2000. We are engaged in discussions with potential investors, including companies now engaged in the oil and gas industry. We are considering raising capital from public capital markets and from private financial investors, and may raise capital from a combination of these potential sources. See "Cautionary Statements."

     Sulphur operations. Our sulphur operations consist of sulphur services and sulphur mining. Our sulphur services primarily involve the purchase and resale of sulphur recovered as a by-product of hydrocarbon refining and processing, and the handling and transportation of sulphur. We are the largest sulphur supplier in the U.S. and operate the largest molten sulphur handling system in the world. Our unique molten sulphur handling and transportation system includes five sulphur terminals located across the Gulf Coast and has all permits required by environmental laws. We currently transport approximately 55 percent of U.S. Gulf Coast sulphur consumption, and we have the capacity to transport and terminal up to six million long tons of molten sulphur annually. Currently, our sulphur handling operations are only approximately 60 percent utilized.

     Our sulphur mining operations are conducted at an offshore sulphur mine known as Main Pass, which is located 32 miles offshore Louisiana. We operate and own an 83.3 percent interest in the mine. We also own an 83.3 percent interest in oil production operations at Main Pass, where we produce oil from the same geologic formation from which we mine sulphur.

     Combination of McMoRan Oil & Gas and Freeport Sulphur. Our company was created on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC and Freeport-McMoRan Sulphur LLC (Freeport Sulphur) became our wholly owned subsidiaries. The transaction was treated for accounting purposes as a purchase, with McMoRan Oil & Gas as the acquiring entity. As a result, our financial information for periods prior to the combination reflects only the historical operations of McMoRan Oil & Gas.
The operations of Freeport Sulphur are included on and after November 17, 1998. For the year ended December 31, 1999, approximately 81 percent of our earnings before interest, taxes, depreciation and amortization, excluding exploration expenses, were from oil and gas operations and 19 percent were from sulphur operations.

OIL AND GAS OPERATIONS
Background. McMoRan Oil & Gas was spun off in May 1994 from Freeport-McMoRan Inc. At the time of the spin-off, we had 10 Bcfe in proven reserves, no production, an inventory of exploratory prospects, a significant amount of Gulf of Mexico seismic and well log data, and $35 million in cash. In 1995, we and MCN Energy Group formed a $65 million oil and gas exploration and development program in the Gulf of Mexico. By mid-1997, we had discovered and held interests in two producing fields and had acquired interests in a number of exploratory prospects. As the program approached the end of its term, we decided to pursue a larger, multi-year program.

     In late 1997, we entered into a $210 million exploration program with Phosphate Resource Partners Limited Partnership (formerly named Freeport-McMoRan Resource Partners, Limited Partnership) and an individual investor. Also in late 1997, we completed a rights offering, raising net proceeds of $92 million. We used a portion of these proceeds to purchase the interest previously held by MCN Energy Group in the Vermilion Block 160 and 410 fields and to repay a loan from MCN Energy Group, thereby ending our agreements with MCN Energy Group. The remaining proceeds were available to fund operations, including a portion of our obligations under the new $210 million exploration program. Effective October 1, 1999, we purchased for $32 million in cash all of Phosphate Resource Partners' interest in the exploration program and terminated Phosphate Resource Partners' participation in the program. As a result, the exploration program is now held approximately 95 percent by us and 5 percent by the individual investor.

Our Strategy.       Using our extensive geophysical, technical
and operational expertise, our strategy is to (1) acquire large, active exploration positions in the Gulf of Mexico and Gulf Coast region, (2) identify prospects using 3-D seismic data and other state-of-the art technology in combination with our analysis of subsurface geologic data, (3) discover reserves through exploration drilling and (4) develop and produce the reserves in an efficient and cost effective manner.

     Conditions in the U.S. oil and gas industry in recent years have led to significant changes in strategy by many oil and gas producers, especially the larger oil and gas companies. Because these companies require very large discoveries to replace their oil and gas reserves produced, their exploration efforts increasingly have been devoted to areas perceived to have greater potential for very large discoveries. As a result, these companies have focused their recent exploration activities in the deep water area of the Gulf of Mexico and in areas outside the U.S. As these companies' strategies shifted, decisions to drill high quality prospects in the Gulf of Mexico shelf area were increasingly deferred. These decisions were made because of the higher priority given to deep water and international projects, even though significant costs had been incurred in identifying, evaluating and acquiring the shelf leaseholds and exploration prospects and in acquiring and conducting detailed analyses of related geological and geophysical data. The larger oil and gas companies retained higher quality prospects for future drilling, and either farmed out lesser quality exploration prospects to other companies or else did not drill them at all.

     That trend has accelerated over the past twelve to eighteen months, as many of the large oil and gas companies have made major strategic decisions to restructure their operations and dramatically reduce costs, including significantly reducing their exploration activity in the Gulf of Mexico shelf area. These decisions have caused many high quality shelf prospects, often having significant "sunk" lease acquisition and geological assessment costs, to be eliminated from these companies' drilling plans. In order to avoid having the leases revert back to the MMS, these companies have sought alternative ways to efficiently assess and drill these prospects, and that need has created partnering opportunities for independents like us.

     We discussed with several large oil and gas companies our desire to participate in developing their Gulf of Mexico shelf prospects that otherwise might not be drilled, which culminated in the transactions described below.

Current Exploration Programs. Effective January 1, 2000, we acquired from Texaco Exploration and Production Inc. the right to explore and earn assignments of operating rights in 89 offshore oil and gas properties. The properties cover about 391,000 gross acres and are located in water depths ranging from 10 to 2,600 feet in federal and state waters offshore Louisiana and Texas. Texaco's ownership interests in the leases in which exploration and operating rights were acquired ranged from 17 to 100 percent. We have agreed to commit $110 million for exploration on these properties through June 30, 2003. We have agreed to spend a minimum of $10 million in 2000, an additional $40 million through June 30, 2001, an additional $30 million through June 30, 2002 and an additional $30 million by June 30, 2003. We have incentives to meet the agreed upon level of activity in each of the specified time periods. If we drill wells to specified depths that are capable of producing and commit to install facilities to develop the oil and gas we discover, we will earn varying interests in the prospects, depending on the options that Texaco elects with respect to its retained interests. Generally, we will earn at least a majority of Texaco's working interest in the property, and Texaco can elect to retain either a working interest or an overriding royalty. We anticipate entering into a separate farmout agreement or sublease for each prospect. Generally, we will be the operator.

     On January 14, 2000, we purchased from Shell Offshore Inc. its interest in 56 exploratory leases containing approximately 260,000 gross acres located in the Gulf of Mexico primarily offshore Louisiana, for a total of $37.7 million in cash. These leases represent a substantial portion of Shell's remaining inventory of undeveloped Gulf of Mexico shelf lease acreage located offshore Louisiana. Shell retained an overriding royalty interest in the properties. The leases are located in varying water depths up to a maximum of approximately 2,000 feet and expire ratably over the next four years. Shell's ownership interests in the leases acquired ranged from 25 to 100 percent. Four of the leases are subject to preferential rights, which if exercised would exclude these four leases from the purchase and result in a $2.6 million reduction of the purchase price. The party having the preferential rights has until mid-February 2000 to elect to exercise them.

     Although our $210 million exploration program continues to exist, with approximately 95 percent held by us and 5 percent by an individual investor, we do not have any requirements to make capital expenditures under the agreement. As of December 31, 1999, approximately $124 million had been expended under the program. Excluding our acquisition of Phosphate Resource Partners' interest in the program, our share of the program expenditures totaled approximately $48 million.

Oil and Gas Properties. As of January 31, 2000, we owned interests in 148 oil and gas leases in the Gulf and onshore Louisiana and Texas covering approximately 392,000 gross acres (approximately 289,000 acres net to us). These totals include the four leases acquired from Shell that are subject to preferential rights. Our estimated proved reserves at December 31, 1999 were approximately 94.0 Bcfe consisting of 62.6 Bcf of gas and 5.2 million barrels of crude oil and condensate. This estimate includes 4.2 million barrels at Main Pass. By comparison, our estimated proved reserves at December 31, 1998 were approximately 82.4 Bcfe, consisting of 58.5 Bcf of gas and
4.0 million barrels of crude oil and condensate. Our estimated proved reserves are based on a reserve report prepared by Ryder Scott Company, L.P., an independent petroleum engineering firm. As of December 31, 1999, our proved oil and gas reserves were located primarily in six fields in the Gulf of Mexico shelf area:
(1) Main Pass; (2) Vermilion Block 160; (3) Vermilion Block 160 #4; (4) Vermilion Block 159; (5) West Cameron Block 616; and (6) Brazos Block A-19.

     The table below sets forth approximate information, as of December 31, 1999, with respect to our principal producing properties, followed by a description of significant exploration and other activities that occurred during 1999 and early 2000.

                                 Net
                      Working  Revenue            Water   Location     Gross
Field, Lease or Well  Interest Interest Operator  Depth   Offshore     Acreage
--------------------  -------- -------- -------- -------  -----------  -------
                        (%)      (%)            (in feet)  (miles)
Main Pass               83.3    69.5(a)   MMR(b)    210   32 Louisiana   1,125
Vermilion Block 160
   Field Unit           41.8    35.8(a)   MMR       100   42 Louisiana   5,625
Vermilion Block 160
   #4 BJ-1              73.0    58.4(a)   MMR       100   42 Louisiana      -
Vermilion Block 159

   #3 CJ-1              95.0    76.3      MMR        90   42 Louisiana   3,438
West Cameron Block 616 100.0    74.7      MMR       300  130 Louisiana   5,000
Brazos Block A-19       33.3    26.4      Shell     135   35 Texas       5,760

(a)Subject to an approximate net profits interest of 50 percent at Main Pass, 2.6 percent at the Vermilion Block 160 field unit and 12.7 percent at the Vermilion Block 160 #4 well.
(b)MMR is our New York Stock Exchange ticker symbol.

Principal Producing Properties
* Main Pass. We acquired the Main Pass oil operations, located on Block 299, as a result of our acquisition of Freeport Sulphur in 1998. This field began production in 1991 with 18 wells, of which 11 were horizontally drilled. As of December 31, 1999, cumulative production from the Main Pass oil operations totaled 39.3 million barrels. There are currently 13 wells producing. For the year ended December 31, 1999, Main Pass gross daily production averaged approximately 5,500 barrels of oil.

* Vermilion Block 160 Field Unit. We began production from this unit in 1995 with two wells. In 1997, we discovered additional pay sands with three additional development wells. Our gross daily production averaged 23 MMcf of gas and 538 barrels of condensate during the year ended December 31, 1999.

* Vermilion Block 160 BJ-1. In 1997, we drilled the Vermilion 160 BJ #1 well at a location remote from the existing platform and outside the Vermilion Block 160 field unit. We installed a substructure and processing facilities in 1998. The facilities were designed to accommodate production from both the Vermilion Block 160 BJ #1 well and the Vermilion Block 159 CJ #1 well (discussed below). Production from both wells commenced during January 1999. For the year ended December 31, 1999, the well's gross daily production averaged approximately 24 MMcf of gas and 719 barrels of condensate.

* Vermilion Block 159 CJ-1. In 1997, we drilled the Vermilion Block 159 CJ #1 exploratory well, which resulted in the discovery. We installed a substructure and deck in 1998. Production commenced in January 1999, as noted above. The well was re-completed in the fourth quarter of 1999. For the year ended December 31, 1999, the well's gross daily production averaged approximately 8 MMcf of gas and 248 barrels of condensate.

* West Cameron Block 616. In 1996, we discovered the field with the West Cameron Block 616 #2 exploratory well. During 1998, we drilled three development wells and installed an offshore production platform with facilities. Production commenced from five well completions in March 1999. The field's gross daily production averaged approximately 30 MMcf of gas during the last ten months of 1999.

* Brazos Block A-19. In April 1998, the Brazos Block A-19 JC #1 exploratory well encountered hydrocarbons in a separate reservoir compartment within the larger Picaroon Field area, at a depth of 17,500 feet. Development of the Brazos Block A-19 JC #1 well was completed in the third quarter of 1999. Production commenced in October 1999; however, during a shutdown in November 1999 the operator detected a pressure buildup in the production casing and subsequently found significant damage to the production tubing. The well currently remains shut-in pending remedial action for damage associated with the shut-in. While the estimates of proved reserves for the well remain unchanged, additional costs will be required to restore production, and revenues from the well will be delayed. Prior to the shut-in, the field was producing approximately 84 MMcf per day. We, along with our partners, have acquired adjacent leases located at Brazos Blocks A-9 and A-26.

Exploration Activities
We continually evaluate our undeveloped properties, as well as other exploration prospects offered by third parties, and will drill those considered to have the highest potential. Our significant exploration and other activities during 1999 and early 2000 are summarized below.

* Grass Island Prospect. During the third quarter of 1999, we farmed-in the Grass Island prospect, located in the shallow onshore waters of Espiritu Santo Bay, Calhoun County, Texas. We began drilling the State Tract 210 #6 exploratory well on November 1, 1999. The well reached an approximate total depth of 12,000 feet in December 1999. This well was saved and temporarily abandoned. We are evaluating the possibility of testing the various sands encountered in the well. We earned a
  46.6 percent working interest and a 32.1 percent net revenue interest after payout.

* Vermilion Block 408. We commenced drilling of the Vermilion Block 408 #1 exploratory well in December 1999. The well reached a total depth of 88,000 feet and encountered 167 feet of net oil pay. We plan to flow test the well and save it for future development. We own a 28.5 percent working interest and a 22.9 percent net revenue interest.

* Vermilion Block 144/145. We plan to drill an exploratory well to a total depth of 17,000 feet on the Vermilion Block 144/145
  prospect during the first quarter of 2000.   The prospect is
  located in 90 feet of water and is adjacent to our producing field at Vermilion Block 160. We own a 95 percent working interest and a 76.3 percent net revenue interest in the prospect acreage.

* Grand Isle 40/41. We farmed in this prospect and plan to drill an exploratory well to a total depth of 16,500 feet during the first quarter of 2000. We can earn at least a 55 percent working interest and a 45.1 percent net revenue interest, depending upon certain elections of the farmors. The prospect is located in 90 feet of water and is 20 miles offshore Grand Isle, Louisiana.

Other
* Vermilion Block 410 Field. In March 1999, we sold our approximate 28 percent net revenue interest in Vermilion Blocks
  389, 409 and 410 and East Cameron Block 162, collectively known as the Vermilion Block 410 field. The sale resulted in our recognition of a $3.0 million gain.

* West Cameron Block 492. During the third quarter of 1999, we along with our partner sold our working interest in West Cameron Block 492. We received $0.7 million. We also have a
  3.0 percent overriding royalty interest, which may increase to
  5.0 percent if certain cumulative production volumes are achieved.

* West Cameron Block 617. In April 1998, we encountered gas pay at the West Cameron Block 617 #1 exploratory well. We set protective pipe and the well was temporarily abandoned. We then commenced a second exploratory well that was unsuccessful, and subsequently plugged and abandoned. We and our partners farmed-out this discovery in the first quarter of 1999. We have a retained net profit interest that will escalate from approximately 4.8 percent to 14.4 percent, depending upon certain costs and production volumes.

* Dry Holes. During 1999, we recognized $1.6 million of exploration expenses associated with the unsuccessful Vermilion
  Block 162 #5 exploratory well.

Oil and Gas Reserves. The following table presents our estimated proved natural gas and oil reserves at December 31, 1999 based on a reserve report prepared by Ryder Scott Company, L.P., an independent petroleum engineering firm.

                                   Gas(MMcf)                  Oil(Barrels)
                             ----------------------      ---------------------
                              Proved      Proved          Proved      Proved
                             Developed  Undeveloped      Developed Undeveloped
                             ---------  -----------      --------- -----------
  December 31, 1999........     61,630          945      4,499,205     745,726

     Much of our oil and gas reserves as of December 31, 1999 were based on wells that had limited or no production history. Estimates of proved reserves for wells with limited or no production history are less reliable than those based on a long production history. Subsequent evaluation of the same reserves may result in variations, which may be substantial, in our estimated reserves. We will need additional capital to develop and produce our proved undeveloped reserves. For additional information, see Note 12 to our audited financial statements and "Cautionary Statements."

     The following table presents, as of the dates indicated, the estimated future net cash flows before income taxes, and the present value of estimated future net cash flows before income taxes, from the production and sale of our proved reserves, as determined by Ryder Scott. Present value is calculated using a 10 percent per annum discount rate as required by the Securities and Exchange Commission. In preparing these estimates, Ryder Scott used prices of $22.64 per barrel of oil and $2.37 per Mcf of gas as of December 31, 1999, which are the weighted average prices that we estimate we would have received, assuming production from all of our properties with proved reserves. The oil price reflects the lower market value associatedcrude oil reserves produced at Main Pass.

                                         Proved      Proved      Total
                                        Developed  Undeveloped   Proved
                                        ---------  -----------   -------
                                                  (in thousands)
At December 31, 1999:
Estimated future net cash flows before
income taxes ..........................  $137,688     $9,456    $147,144
Present value of estimated future net
cash flows before income taxes ........   106,354      6,809     113,163

     You should not assume that the present value of estimated future net cash flows shown in the preceding table represents the current market value of our estimated natural gas and oil reserves as of the date shown or any other date. For additional information, see Note 12 to our audited financial statements and "Cautionary Statements."

     We are periodically required to file estimates of our oil and gas reserves with various governmental authorities. In addition, from time to time we furnish estimates of our reserves to governmental agencies in connection with specific matters pending before them. The basis for reporting estimates of reserves in some of these cases is different from the basis used for the estimated reserves discussed above. Therefore, all reserve estimates may not be comparable. The major variations include differences in when the estimates are made, in the definition of reserves, in the requirement to report in some instances on a gross, net or total operator basis and in the requirements to report in terms of smaller geographical units.

Production, Unit Prices and Costs. The following table shows production volumes, average sales prices and average production costs for our oil and gas sales for each period indicated. The relationship between our sales prices and production (lifting) costs depicted by the table is not necessarily indicative of our future results of operations.

                                                Years ended December 31,
                                         ------------------------------------
                                           1999           1998        1997
                                         ----------    ---------    ---------
      Net gas production (Mcf)           14,026,000    8,634,100    4,061,000
      Net crude oil and condensate
        production(Bbls)(1)               1,353,600      304,100       34,000
      Sales prices:
           Natural gas (per Mcf)              $2.30        $2.14        $2.62
           Crude oil and condensate (per Bbl)$15.92       $10.33       $19.19
      Production (lifting) costs(2)
           Per barrel for Main Pass           $7.88        $6.54          -
           Per Mcf equivalent for
             other properties                 $0.50        $0.36        $0.28

____________________

(1) Includes production from the Main Pass oil operations for periods on and after November 17, 1998, which totaled approximately 202,700 barrels from November 17, 1998 through December 31, 1998 and 1,102,600 barrels for 1999.
(2) Production costs were converted to an Mcf equivalent on the basis of one barrel of oil being equivalent to six Mcf of natural gas. Production costs exclude all depreciation and amortization associated with property and equipment. The components of production costs may vary substantially among wells depending on the production ch pprroducing formation, method of recovery employed, and other factors. However, production costs include charges under transportation agreements as well as all lease operating expenses.
                      ____________________

Acreage. The following table shows the oil and gas acreage in which we held interests as of January 31, 2000. The table does not include any of the approximate 391,000 gross acres associated with the Texaco transaction because we do not and will not own any acreage until we drill wells that are capable of producing reserves and commit to developing such wells.

                                      Developed             Undeveloped
                                   -----------------     -----------------
                                   Gross        Net       Gross      Net
                                   Acres       Acres      Acres     Acres
                                   ------     ------     -------   -------
Offshore (federal waters)          27,199     15,360      96,536    60,051
Onshore Louisiana and Texas         3,200      2,969       1,365       414
                                   ------     ------     -------   -------
     Total at December 31, 1999    30,399     18,329      97,901    60,465
                                   ------     ------     -------   -------
Shell lease acquisition:
Offshore (federal waters)             -          -       261,185a  208,490a
Onshore Louisiana                     -          -         2,788     1,987
                                   ------     ------     -------   -------
     Total lease acquisition          -          -       263,973a  210,477a
                                   ------     ------     -------   -------
     Total at January 31, 2000     30,399     18,329     361,874a  270,942a
                                   ======     ======     =======   =======

a. Includes the approximate 23,000 gross and 14,000 net acres related to the four leases, subject to preferential rights. See "Current Exploration Programs."

Oil and Gas Drilling Activity. The following table shows the gross and net number of productive, dry, in-progress and total exploratory and development wells that we drilled in each of the periods presented:

                          1999             1998            1997
                      ------------      -----------     -----------
                      Gross   Net       Gross  Net      Gross  Net
                      -----  -----      ----- -----     ----- -----
Exploratory
Productive              1    0.285        3   0.888       4   1.251
Dry                     1    0.438        4   1.440       3   0.737
In-progress             1    0.466        -     -         -     -
                        -    -----        -   -----       -   -----
Total                   3    1.189        7   2.328       7   1.988
                        =    =====        =   =====       =   =====

Development
Productive              -       -         1   0.500       5   2.484
Dry                     -       -         -     -         -     -
                        -       -         -   -----       -   -----
Total                   -       -         1   0.500       5   2.484
                        =       =         =   =====       =   =====

Marketing. We currently sell our natural gas in the spot market at prevailing prices. Prices on the spot market fluctuate with demand and for other reasons. We generally sell our crude oil and condensate one month at a time at prevailing prices. However, we have sold all of our sour crude oil produced at Main Pass subsequent to its acquisition to Amoco Production Company. Our contract with Amoco has been extended through June 30, 2000. See "Cautionary Statements."

SULPHUR OPERATIONS
General. Our sulphur business consists of two principal operations, sulphur services and sulphur mining:

Sulphur services.

     Recovered sulphur purchase and resale operations. We are the largest sulphur supplier in the U.S. We purchase and resell sulphur recovered as a by-product of processing natural gas that contains hydrogen sulfide and refining sour crude oil. For the year ended December 31, 1999, approximately 53 percent of our sulphur sales were supplied from recovered sulphur purchases.

     Sulphur handling operations. We operate the largest molten sulphur handling system in the world, which currently transports approximately 55 percent of U.S. Gulf Coast sulphur consumption. We have the capacity to transport and terminal up to six million long tons of molten sulphur annually. We use our system both to support the movement of our own mined and purchased sulphur and as a service that we market to recovered sulphur producers and industrial customers. Currently, our sulphur handling operations are only approximately 60 percent utilized.

  Sulphur mining. We are the world's largest producer of mined sulphur. We operate and have an 83.3 percent interest in the Main Pass mine, located 32 miles offshore Louisiana.
  Homestake Sulphur Company, LLC owns the remaining 16.7 percent interest. See "Cautionary Statements" and "Legal
  Proceedings."

     Our total sales of both mined and recovered sulphur were approximately 3.0 million long tons, representing approximately 25 percent of domestic sulphur consumption for the year ended
December 31, 1999.   Typically, the domestic phosphate fertilizer
industry accounts for approximately 90 percent of our total sulphur sales. For the year ended sulphur sales. For the year ended December 31, 1999, sales to IMC-Agrico Company represented
72.6 percent of our sulphur sales and 55.9 percent of our total revenues. See "Sulphur Sales - Relationship with IMC Agrico," "Cautionary Statements" and "Legal Proceedings."

Background. Our company is the successor to a line of business that has been conducted by our predecessors since 1912, making us the longest continuously operating sulphur company in the United States. In December 1997, Phosphate Resource Partners Limited Partnership (formerly named Freeport-McMoRan Resource Partners, Limited Partnership) spun off Freeport-McMoRan Sulphur Inc. in connection with the merger of IMC Global Inc. and Freeport-McMoRan Inc. At the time of the spin-off, Freeport-McMoRan Inc. was administrative managing general partner of and the owner of a
51.6 percent partnership interest in Phosphate Resource Partners. Prior to the spin-off, IMC Global transferred to Phosphate Resource Partners all of IMC Global's interest in the Main Pass operations, and Phosphate Resource Partners transferred to Freeport-McMoRan Sulphur Inc. all of its sulphur operations and its interest in Main Pass, including the interest transferred to it by IMC Global. Freeport Sulphur became our subsidiary in November 1998 when our company was formed to become the parent company of Freeport Sulphur and McMoRan Oil & Gas. We conduct all of our sulphur operations through our Freeport Sulphur subsidiary.

Strategy. Our sulphur strategy is to (1) provide a reliable source of sulphur to our customers, (2) increase our recovered sulphur sales and provide other value-added services to recovered sulphur producers, (3) capitalize on our leadership position as the U.S.'s largest sulphur transporter, discretionary sulphur producer, buyer of U.S. recovered sulphur and sulphur supplier, and (4) increase utilization of our sulphur handling and transportation system, which is currently approximately 60 percent utilized.

Sulphur Industry. Sulphur is present in many areas of the world, and its production is generally classified into three categories: elemental, pyrites and sulphur in other forms. Elemental sulphur represents over two-thirds of worldwide supplies of sulphur in all forms. Its primary sources are recovered sulphur and sulphur mined from underground deposits. Recovered sulphur is the largest source of elemental sulphur in the world, representing approximately 85 percent of global production of elemental sulphur. In the U.S., mined elemental sulphur is principally found in the caprock that covers salt domes in the coastal areas of the Gulf of Mexico.

     While sulphur is essential in many segments of the economy, it is seldom apparent in the final product. Sulphur is used primarily in the manufacture of phosphate fertilizer, with more than 60 percent of worldwide sulphur consumption being used for that purpose.
Approximately four-tenths of a long ton of sulphur is required to produce one short ton of diammonium phosphate, the predominant form of phosphate fertilizer. We are highly dependent on the phosphate fertilizer market, as typically 90 percent of our sulphur revenues are derived from sales to the domestic phosphate fertilizer industry. Most domestic phosphate fertilizer is produced in or near Tampa, Florida. Because sulphur transportation costs are significant, proximity to Tampa is a significant cost advantage for any sulphur producer. Central
Florida is the largest sulphur consuming region in the world, representing 12 to 13 percent ofrepresenting 12 to 13 percent of global demand.

     Historically, the phosphate fertilizer business has been cyclical. Currently, the market for phosphate fertilizers is soft, which we believe is primarily the result of three factors:
(1) a worldwide oversupply of grain, which has led to falling grain prices, and decreased demand for fertilizer by U.S.
farmers; (2) an oversupply of fertilizer worldwide; and (3) an anticipated increase in worldwide fertilizer production capacity from two new plants under construction in India and Australia.
Primarily due to the resulting global price decreases for phosphate fertilizer, in the fourth quarter of 1999 several domestic phosphate fertilizer producers announced production curtailments, including a 20 percent reduction by IMC-Agrico, our principal customer. Primarily as a result of these factors, Tampa, Florida sulphur prices decreased $4 per long ton in the third quarter of 1999, an additional $5 per long ton in the fourth quarter of 1999 and an additional $5 to $57.50 per long ton in the first quarter of 2000. We continue to believe that the fundamentals of the phosphate fertilizer business remain sound. These fundamentals include anticipated growth in world population and increased consumption of meat in many undeveloped countries, which increases the demand for grain used to feed livestock. We cannot predict, however, if or when the market for phosphate fertilizers will recover or the extent of any recovery.
See "Cautionary Statements."

     Other factors that can affect sulphur demand are changing preferences between elemental sulphur and pyrites, growth in the use of plant nutrient sulphur and demand for sulphur in the form of sulphuric acid for ore leaching. Rapid growth in sulphur demand has occurred in China for elemental sulphur as a replacement for environmentally inferior pyrites. Sulphur is itself an important plant nutrient, and the direct agricultural application of sulphur continues to increase. Another important use for sulphur is by the non-ferrous metals industry mainly due to advancements in solvent extraction electrowinning technology. Changes in any of these factors could have a material impact on global demand for sulphur.

Competition. There are two principal sources of elemental sulphur: (1) mined sulphur and (2) recovered sulphur, which is a by-product of oil refining and gas processing. Recovered sulphur from domestic and foreign sources is the major source of supply for most sulphur customers and is our major source of competition. Because recovered sulphur is a by-product of the producer's refining or processing operations, its cost to producers is low. However, because of the nature of sulphur, handling and transporting from thhandling and transporting from the point of production to that of consumption is significant. The recovered sulphur produced domestically is not sufficient to meet total domestic demand; therefore, mined sulphur and imported recovered sulphur, principally from Canada and Mexico, supply the balance. We estimate that total domestic sulphur consumption in 1999 was 11.8 million long tons, of which domestic mined sulphur accounted for approximately 14 percent, domestic recovered sulphur accounted for approximately 64 percent, and imported sulphur, primarily from Canada and Mexico, accounted for approximately 22 percent. Industry studies vary in their forecast of worldwide elemental sulphur balance; however, it is widely accepted that a surplus currently exists and will continue into the foreseeable future.

     Mined sulphur. There are four producers of mined sulphur worldwide, and we believe we are the only mined sulphur producer serving the U.S. market. We estimate that our mined sulphur production accounted for approximately 17 percent of domestic, and 4 percent of world, elemental sulphur production during 1999.

     Domestic recovered sulphur. In the U.S., recovered sulphur is produced by more than 50 companies at more than 130 refineries and gas treatment plants. U.S. recovered sulphur producers do not have the ability to store large inventories of sulphur, so they must move the sulphur to market as it is produced. Production of recovered sulphur in the U.S. has increased at an average rate of approximately 150,000 long tons per year for each of the last three years, and totaled approximately 8.3 million long tons in 1999. We expect the sulphur content of crude oil feedstocks delivered to U.S. oil refineries to continue to increase. In addition, as environmental law requirements become more stringent, we expect more sulphur to be recovered from the refining process.

     Canadian recovered sulphur inventories. Unlike U.S. producers of recovered sulphur, Canadian recovered sulphur producers have facilities for storing excess sulphur production in solid form for unlimited periods of time, and thus can wait for favorable market conditions to sell this sulphur. Nearly all of the Western Hemisphere's sulphur inventories currently consist of sulphur stored in solid form in the province of Alberta in western Canada. During the 1990s, world sulphur supply exceeded demand, resulting in a build-up of Canadian sulphur inventories. Estimated Canadian sulphur inventories increased from 11.5 million long tons at year-end 1998 to 12.5 million long tons at year-end 1999. The current levels of Canadian sulphur production and inventories limit our potential to realize significant price increases for our sulphur even if demand improves. See "Cautionary Statements."

     Since the early 1990s, the sulphur price at Tampa, Florida has generally moved in the range of $55-$75 per long ton. We believe market forces that define this range will continue for the foreseeable future, absent a major supply disruption or a substantial increase in demand. On the low end of the price range, overland freight rates from western Canada to central Florida tend to set a price floor. On the high end, the amount of supply that can profitably access the market effectively sets a price cap. Accordingly, depending on prices in the other foreign markets they supply, Canadian producers can be expect to increase sulphur shipments to U.S. markets as price levels in the U.S. sulphur markets rise to the upper reaches within the $55-$75 per long ton range and to decrease or stop such shipments as the price moves to the lower reaches of this range.

     In 1973, the U.S. government found that some Canadian producers of recovered sulphur were dumping sulphur into the U.S. markets in violation of the U.S. Antidumping Act of 1921, and imposed tariffs on imported Canadian sulphur. Subsequently, many Canadian producers originally subject to the finding established that they were no longer selling sulphur in violation of U.S.
laws and had the finding revoked as to them. The finding was revoked as to the remaining producers effective January 1, 2000.
We and other U.S. sulphur producers have the right to petition the U.S. government for a new antidumping order if circumstances warrant. Generally, such an order would be issued if the U.S.
government were to find that a producer was selling sulphur into U.S. markets at a price below the producer's cost, including the cost to deliver. We will continue to monitor the sales practices of importers of sulphur, and if appropriate, petition the U.S. government for relief.

     Potential Sulphur Melting Plant. In the fourth quarter of 1999, three large phosphate fertilizer producers that are also our principal customers announced plans to build a solid sulphur handling and melting plant in Tampa, Florida. The announcement stated that the plant is expected to be operational in mid-2001, to yield 1.5 million long tons of liquid sulphur its first year and to have a maximum annual capacity of 2 million long tons.
The facility would allow these customers and potentially others to import solid sulphur. Thus, customers would have new sources of sulphur supply that, depending on their ultimate costs compared to our costs, could be more cost-competitive than our sulphur. Solid sulphur handling is widely recognized as inferior from an environmental standpoint to molten sulphur handling, which is currently used throughout Florida. Using current technology, solid sulphur handling typically results in losses of sulphur dust into surrounding areas. The plant will need to obtain appropriate permits and meet stringent state and federal environmental law requirements. If the appropriate permits are received and the plant is constructed, we believe that this type of facility will not be cost competitive, based on current sulphur costs and current estimates of related transportation, handling, melting and capital costs.

     We cannot predict when or if the plant will be operational or what impact it will have, if any, on our sulphur sales, although it could adversely affect our sulphur sales. We currently have sulphur melting capabilities in Galveston, Texas and Port Sulphur, Louisiana, and these facilities have all permits required under current environmental laws. All of our sulphur is currently handled in molten form; however, we intend to remain competitive in sourcing and handling sulphur in whatever form is commercially preferable.

Sulphur Sales.
     General. Substantially all of our sulphur is sold to the phosphate fertilizer industry for the manufacture of sulphuric acid, which is used to produce phosphoric acid, a base chemical used in the production of phosphate fertilizers. Typically, the phosphate fertilizer industry accounts for approximately 90 percent of our total sulphur sales. The majority of our sulphur supply contracts, with the exception of our contract with IMC-Agrico Company (IMC-Agrico) discussed below, are for a term of one year or longer and generally call for the repricing of sulphur on a quarterly basis. We also process, transport and market for a fee Homestake's 16.7 percent share of production from the Main Pass mine. See "Legal Proceedings."

     Relationship with IMC-Agrico. IMC-Agrico, our largest customer, is a manufacturer of phosphate fertilizers and the largest purchaser of elemental sulphur in the world. Pursuant to a sulphur supply agreement, we have agreed to supply and IMC-Agrico has agreed to purchase approximately 75 percent of IMC-Agrico's annual sulphur consumption for as long as IMC-Agrico has a requirement for sulphur. The price per ton for all sulphur delivered under the agreement is based on the weighted average market price of sulphur delivered by other sources to IMC-Agrico's New Wales production plant in central Florida, except that we are entitled to a premium with respect to approximately 40 percent of the sulphur that we deliver under the agreement. IMC-Agrico also pays a portion of the freight costs associated with the delivery of sulphur under the agreement. We are currently involved in a dispute with IMC-Agrico about the pricing terms of the sulphur supply agreement. See "Legal Proceedings." Although this contract was entered into at a time when IMC-Agrico was one of our predecessors' affiliates, our management believes that the terms of the sulphur supply agreement are no less favorable than terms that could have been negotiated with an unaffiliated party. In the fourth quarter of 1999 IMC-Agrico announced a 20 percent production curtailment. As a result, IMC-Agrico curtailed its sulphur purchases from us in the fourth quarter of 1999. We expect that our future sulphur sales to IMC-Agrico will also be curtailed, at least in the near term.

Customers. IMC-Agrico is our single largest sulphur customer, accounting for approximately 73 percent of our sulphur sales and 56 percent of our total revenues for the year ended December 31, 1999. Our next four largest customers represent approximately 21 percent of sulphur sales. These companies represent a mix of industrial companies and phosphate fertilizer manufacturers.

Recovered Sulphur Purchases. We are a major purchaser of recovered sulphur in the U.S. We expect our sulphur purchasing program, which is currently averaging over 1.5 million long tons per year, to increase and become a more significant component of our sulphur business. We purchase recovered sulphur principally from oil refineries located along the lower Mississippi River and in the Louisiana and Texas Gulf Coast regions, and from gas processing plants in Mississippi and Wyoming.

     Our recovered sulphur purchase program provides us with a source of sulphur, in addition to our mined sulphur, that enables us to meet our sales contract commitments. Approximately 53 percent of our sulphur sales volumes for the year ended December 31, 1999 were supplied through recovered sulphur purchases. We believe that our position as a leading sulphur supplier in the domestic market, coupled with our extensive sulphur handling capabilities, will allow us to replace any curtailed mine production with purchased recovered sulphur; however, there can be no assurance that we will be able to do so.

Sulphur Handling Operations. We operate the largest molten sulphur handling system in North America and have the capacity to transport and terminal up to six million long tons of molten sulphur annually. We use this system to support the movement of our mined and purchased sulphur, and as a service that we market to recovered sulphur producers and sulphur consumers. We believe that the integration of our sulphur handling business with our mining, purchasing and marketing operations gives us a synergistic competitive advantage over other suppliers of similar services.

     Marine Transportation. We operate two molten sulphur tankers, each having a capacity of approximately 25,000 tons.
The two tankers, which are loaded at our Galveston, Texas and Port Sulphur, Louisiana terminals and travel to our Tampa, Florida terminals, have the combined capacity to transport approximately 3.5 million long tons of sulphur per year across the Gulf of Mexico. Our inland barge system is capable of transporting over one million long tons of molten sulphur annually. Each of our six barges has a capacity of approximately 2,500 long tons and operates in coastwide service from Corpus Christi, Texas to Pensacola, Florida and the lower Mississippi River. We use two 7,500-ton self-propelled barges to transport sulphur from the Main Pass mine's offshore production platform, and we can also use them in Gulf Coast service to transport sulphur from our terminals to customers.

     Land Transportation. We lease a fleet of 537 railcars that transport recovered sulphur. We also make other rail movements in connection with transporting sulphur directly to customers' plants. We also transport approximately 900,000 tons of molten sulphur per year through a third party trucking service used primarily to serve the Galveston, Texas, lower Mississippi River and Pensacola, Florida areas.

     Terminals. We operate five sulphur terminals in the U.S., the largest of which is located at Port Sulphur, Louisiana. The Port Sulphur facility is a combined liquid storage tank farm and stockpile area for solid sulphur. Liquid sulphur is stored in steam-heated, insulated tanks having an aggregate capacity of approximately 110,000 long tons. The solid storage area can hold approximately 1.3 million long tons of solid sulphur. Because substantially all of our domestic customers consume sulphur in liquid form, we deliver all of our production in liquid form. This reduces the need to remelt the sulphur, conserves energy and reduces costs, and is an environmentally superior handling method because it minimizes sulphur dust. Sulphur can be solidified for long-term storage to maintain inventory reserves. We own a high capacity sulphur melter that permits the conversion of solid sulphur into liquid sulphur to supplement mine production during periods of high demand and to cover shortfalls in mine production or in recovered sulphur purchases. Sulphur is transported from Port Sulphur by barge to customers' plants in Louisiana on the lower Mississippi River, along the Gulf Coast of Texas and Mississippi, or by tanker to our terminals in Tampa.

     Our other terminals are located in Tampa and Pensacola, Florida and Galveston, Texas. Each of our two Tampa terminals has a liquid storage capacity of 90,000 long tons and is supplied with sulphur from Port Sulphur and Galveston by tanker. Each of the Tampa facilities ships molten sulphur to phosphate fertilizer producers in central Florida by tank truck. The Pensacola terminal has a storage capacity of 10,000 long tons and is used for the storage, handling and shipping of recovered sulphur purchases or transporting recovered sulphur for third parties.
We ship molten sulphur by barge from the Pensacola terminal to either the Port Sulphur terminal or directly to lower Mississippi River customers.

     In 1995, we acquired the Galveston terminal from Pennzoil Company, which subsequently became Devon Energy Corporation (Pennzoil). The terminal has storage capacity for 75,000 long tons of liquid sulphur and one million long tons of solid sulphur. This terminal receives recovered sulphur purchases by truck, barge, or rail, and then ships sulphur to local customers by truck or barge, or to the Tampa terminals by tanker. The Galveston terminal also has the ability to load solid sulphur aboard large oceangoing vessels, giving us access to international markets should market conditions favor sulphur exports.

Sulphur Mine Operations.

     Main Pass. We operate and own an 83.3 percent interest in the only operating sulphur mine in the U.S., which we refer to as Main Pass. Although sulphur is one of the most common elements in the earth's crust, discoveries of elemental sulphur in quantities that can be mined economically are rare. Our Main Pass sulphur deposit was discovered in 1988 and was the first major sulphur discovery in North America in over 25 years. We were the first, and remain the only, company to mine sulphur by melting it with superheated seawater, and we are the only company to successfully operate an offshore sulphur mine.

     Homestake Sulphur Company, LLC owns the remaining 16.7 percent interest in the Main Pass mine. We conduct sulphur and oil operations at the mine pursuant to joint operating agreements with Homestake dated as of May 1, 1988 and June 5, 1990 and a coordination agreement dated as of June 5, 1990, which require Homestake to pay a portion of the operating expenses of the mine and to pay us a fee for operating the mine. In addition, we receive a fee from Homestake for processing, transporting and marketing Homestake's share of the Main Pass sulphur pursuant to a processing and marketing agreement dated as of June 19, 1990. We are currently involved in a dispute with Homestake relating to these agreements. See "Legal Proceedings." Production from the Main Pass mine is subject to a royalty of 12.5 percent of net mine revenues that is payable to the Minerals Management Service.

     The Main Pass mine currently has the highest production rate of any sulphur mine in the world and contains the largest known Frasch sulphur reserve in North America. The Main Pass offshore complex, which is more than a mile in length, is one of the largest structures of its type in the world and is the largest in the Gulf of Mexico. The Main Pass mine was designed to have a production capacity of up to 5,500 long tons of sulphur per day. It has two sulphur storage tanks with a combined capacity of 24,000 long tons. The facility, which has housing capacity for 240 persons, is located in 210 feet of water and is designed to withstand hurricane force conditions. All Main Pass sulphur currently is transported to our terminal in Port Sulphur, Louisiana in 7,500-ton self-propelled tankers for processing and storage.

     The Frasch Process. The sulphur deposit at our Main Pass mine is located approximately 32 miles offshore Louisiana and 2,000 feet underground. The mine utilizes the Frasch mining process, which involves drilling wells and injecting superheated water into the underground sulphur deposit to melt solid sulphur, which is then recovered in liquid form. We (and our predecessors) have used the Frasch process for more than 80 years, and have developed technology using superheated seawater in the Frasch process, thereby enhancing offshore mining.

     Natural gas and water are the two resources essential to the Frasch process, and natural gas is our primary variable cost in mining sulphur. See "Cautionary Statements." Natural gas fired boilers are used to produce steam to heat the water in heat exchangers to the superheated state necessary to melt the sulphur. Our Main Pass operations currently consume approximately 8 Bcf of natural gas annually. We are dependent on others for the supply of natural gas, but have never experienced difficulty in obtaining the required supply of natural gas because we have long-term supply agreements in place with prices tied to market indices. A single supplier provides natural gas to the Main Pass operation, but we have access to a large multiple-supplier pipeline should our primary supplier have difficulties in delivering its requirements.

     The Culberson Mine. We began operating the Culberson mine, which is located in west Texas south of the New Mexico border, in January 1995 after acquiring the mine from Pennzoil. We permanently ceased production at the

Culberson mine on June 30,
1999. As part of our original acquisition of the Culberson mine, we are required to make quarterly payments to Pennzoil whether or not the Culberson mine is operational. The amount of these payments varies based the average market price of sulphur during a given quarter, which also determines the assumed volumes of sulphur that would be produced. The payments terminate the earlier of January 2015 or the quarter in which the cumulative assumed volume of production exceeds 18.6 million long tons of sulphur. Under this arrangement, we paid Pennzoil $0.4 million in 1998 for the period following the acquisition of Freeport Sulphur and $3.1 million in 1999. We estimate that the annual royalty will be approximately $1.2 million, based on a long-term average sulphur price of $63.00 per long ton. These payments could vary materially from this estimate depending on actual market prices for sulphur. We have a right, which first became exercisable on January 1, 1999 and is again exercisable on each subsequent third anniversary of that date, to terminate our obligation to make further quarterly installment payments in exchange for a lump sum payment of $65 million less a cumulative inflation adjustment on the date the right is exercised, but in no event less than $10 million. If we do not exercise our right on any option date, Pennzoil may, within a defined time period after each option date, require us to make a single payment of $10 million in exchange for Pennzoil relinquishing its rights to receive any further payments under the agreement.

Sulphur Reserves. The table below sets forth our portion of the proved developed sulphur reserves for our Main Pass mine.

                                                       Long Tons at
              Proved Developed Reserves(1)          December 31, 1999(2)
              ----------------------------          --------------------
     Main Pass ....................................    13.7 million

(1)These reserves are considered proved developed based on our extensive drilling and production experience and current assessment of future market prices and costs.
(2)Reserves represent long tons of sulphur that are expected to be commercially recoverable from the host formation. Long tons of sulphur are calculated in place and a recovery factor, based on the percentage of residual sulphur expected to be left behind, is applied to calculate the total estimated recoverable tons.

     We recently reduced our proved sulphur reserves at Main Pass from 52.4 million long tons at December 31, 1998 to 13.7 million long tons at December 31, 1999. Although our estimated physically producible sulphur reserves have not changed, we have reduced our estimates of commercially recoverable reserves primarily based on our expectations of decreased production rates at the mine, partially offset by an anticipated decrease in costs. A future increase in sulphur prices could result in a restoration of the reserves being reduced at year-end 1999. See "Cautionary Statements."

Reclamation Obligations. We must restore our mining and oil and gas properties and related facilities to a condition that complies with environmental laws. Estimated future expenditures for these reclamation obligations are accrued over the estimated life of the properties. We are required to fund these costs once we permanently close a site. For financial information about our estimated future abandonment and restoration costs, including those relating to Main Pass, see "Management's Discussion and Analysis - Environmental."

     Our operating subsidiary Freeport Sulphur has assumed responsibility for environmental liabilities associated with the prior operations of its predecessors, including reclamation responsibilities at three previously producing sulphur mines:
Caminada, Grand Ecaille and Grand Isle. Sulphur production was suspended at the Caminada offshore sulphur mine in 1994, and Freeport Sulphur will be required to salvage the mining facilities once the remaining reserves are produced or it is determined that the reserves will not be economically recoverable. Freeport Sulphur's salvage expense will be shared on a 50/50 basis with Exxon Corporation. We have accrued the estimated expense associated with the salvage of the Caminada mine.

     Freeport Sulphur's Grande Ecaille mine, which was depleted in 1978, was reclaimed in accordance with applicable regulations at the time of closure. Although we have no legal obligation to do so, we have undertaken to reclaim wellheads and other materials that are being exposed through coastal erosion. None of these materials are classified as hazardous, and we anticipate that these reclamation activities will continue for several more years. Additional expenditures may be required from time to time if erosion continues.

     In September 1997, Freeport Sulphur completed the salvage of its Grand Isle mine in the Gulf of Mexico, which was depleted in 1991, by converting it into an artificial reef for the enhancement of marine life. The reef was constructed at the request of the State of Louisiana as part of its "Rigs-to-Reefs" program through which the State and private industry are cooperating to provide useful marine habitats using offshore structures that are no longer needed for commercial activities. The Grand Isle reef is the first in shallow water and is the largest in the Gulf. The reef was donated to the State of Louisiana, which assumed all responsibility for its upkeep, although Freeport Sulphur has retained responsibility for any environmental liabilities that may arise from previous mining activities at this site.

     Freeport Sulphur also closed nine other sulphur mines, all of which have been reclaimed in accordance with applicable regulations and customary industry practices. We believe that Freeport Sulphur's prior reclamation activities were carried out in compliance with laws applicable at the time and that we have accrued adequate reserves to cover future reclamation costs. However, we cannot assure you that we will not incur reclamation costs materially greater than those we anticipate or that the timing of these costs will occur as we presently estimate.

REGULATION
General. Our mining, production and exploration activities are subject to various federal, state and local laws governing exploration, development, production, environmental matters, occupational health and safety, exports, taxes, labor standards, and other matters. All material licenses, permits and other authorizations currently required of each existing operation have been obtained or timely applied for. Domestic oil operations are subject to extensive state and federal regulation. Compliance is often burdensome, and failure to comply carries substantial penalties. The heavy and increasing regulatory burden on the oil and gas and mining industries increases the cost of doing business and consequently affects profitability. See "Cautionary Statements."

Exploration, Production and Development. The exploration, production and development operations of both our oil and gas and sulphur segments are subject to regulations at both the federal and state levels. Regulations require operators to obtain permits to drill wells and to meet bonding and insurance requirements in order to drill or operate wells. Regulations also control the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our oil and gas exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling units, the number of wells that may be drilled in a given area, the levels of production, and the unitization or pooling of oil and gas properties.

     Federal leases. We presently have interests in 77 offshore leases located in federal waters on the outer continental shelf. Federal leases are administered by the Minerals Management Service (MMS). These leases include the four leases that are subject to preferential rights (see "Current Exploration Programs" above). These leases were issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act, which are subject to interpretation and change by the MMS. Lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of offshore operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency
(EPA), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of these facilities and pipelines. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend these regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the outer continental shelf, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that the obligations will be met.
The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. To cover the MMS supplemental bonding requirements, we currently have on file with the MMS a separate guaranty for both Freeport Sulphur and McMoRan Oil & Gas. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any suspension or termination could materially adversely affect our financial condition and results of operations.

     The MMS has recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's-length and non-arm's length crude oil transactions, establish a new form for collecting value differential data, and amend the valuation procedure for the sale of federal royalty oil. We cannot predict what action the MMS will take on this matter. We believe that these rules, if adopted as proposed, will not have a material impact on our financial condition, liquidity or results of operations.

     State and Local Regulation of Drilling and Production. We own interests in properties located in state waters of the Gulf of Mexico offshore Texas and Louisiana. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties and the levels of production from natural gas and oil wells.

Environmental Matters.

     General. Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial liabilities for potential pollution resulting from our operations. We believe that our operations are in material compliance with applicable environmental laws. See "Cautionary Statements."

     Solid Waste. Our operations may generate or involve the transport of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. In addition, the EPA is presently in the process of developing stricter disposal standards for nonhazardous waste. Changes in these regulations may result in our incurring additional expenditures or operating expenses.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Despite the "petroleum exclusion" of CERCLA that encompasses wastes directly associated with crude oil and gas production, we may generate or transport "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of our ordinary operations. Thus, we may be responsible under CERCLA or the state equivalents for costs required to clean up sites where the release of a "hazardous substance" has occurred.

     Air. Our operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the Outer Continental Shelf Lands Act. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on our operations. Therefore, we may incur capital expenditures over the next several years to upgrade our air pollution control equipment. We do not believe that our operations would be materially affected by these requirements, nor do we expect the requirements to be any more burdensome to us than to other companies our size involved in exploration and production activities.

     Water. The Clean Water Act prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. Failure to comply with the ongoing requirements of these laws or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions. Similarly, the Oil Pollution Act of 1990 imposes liability on "responsible parties" for the discharge of oil into navigable waters or adjoining shorelines. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Oil Pollution Act assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act.

     The Oil Pollution Act also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the Oil Pollution Act requires parties responsible for offshore facilities to provide financial assurance in amounts that vary from $35 million to $150 million depending on a company's calculation of its "worst case" oil spill. Both Freeport Sulphur and McMoRan Oil & Gas, currently, have insurance to cover its facilities "worst case" oil spill under the Oil Pollution Act regulations. Thus, we believe that we are in compliance with this act.

     Endangered Species. Several federal laws impose regulations designed to ensure that endangered or threatened plant and animal species are not jeopardized and their critical habitats are neither destroyed nor modified. These laws may restrict our exploration, development, and production operations and impose civil or criminal penalties for noncompliance.

Safety and Health Regulations. We are also subject to laws and regulations concerning occupational safety and health. We do not currently anticipate making substantial expenditures because of occupational safety and health laws and regulations. We cannot predict how or when these laws may be changed, nor the ultimate cost of compliance with any future changes. However, we do not believe that any action taken will affect us in a way that materially differs from the way it would affect other companies in our industry.

EMPLOYEES
At December 31, 1999, we had 213 employees, 180 at the sulphur mine sites and terminals and 33 employees located at our New Orleans headquarters primarily devoted to managerial, marketing, land and geological functions. None of our employees are represented by any union or covered by any collective bargaining agreement. We believe our employee relations are satisfactory.

     Since January 1, 1996 numerous services necessary for our business and operations, including certain executive, technical, administrative, accounting, financial, tax and other services, have been performed by FM Services Company pursuant to a services agreement. We currently own 45 percent of FM Services. Prior to January 1, 1998, these services were provided for a fixed annual fee of $1.0 million, subject to annual cost of living increases beginning in the first quarter of 1997. As of January 1, 1998, FM Services provides services to us on a cost reimbursement basis. We may terminate the services agreement at any time upon 90 days notice. For the year ended December 31, 1999, we incurred $9.9 million of expenses under the services agreement.

     We also use contract personnel to perform various professional and technical services including but not limited to construction, well site surveillance, environment assessment, and field and on-site production operating services. These services, which are intended to minimize our development and operating costs, allow our management staff to focus on directing all of the oil and gas and sulphur operations. Currently we have two predominant suppliers of services under these third-party services arrangements: CLK Company L.L.C. and Crescent Technology, Inc. We have a contract with CLK, a company independently owned by its employees, to provide us with geological and geophysical services on an exclusive basis. We pay an annual retainer fee of $2.5 million, with $0.5 million of these fees paid in our common stock, plus certain expenses and an overriding royalty interest of up to 3 percent in prospects that we accept. For the year ended December 31, 1999, fees and expenses to CLK totaled $2.7 million. Crescent, whose employees include many former employees of Freeport Sulphur and its former affiliates, furnishes engineering consulting, research and development, environmental and safety services primarily to our sulphur operations.

CAUTIONARY STATEMENTS
This report includes "forward looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of Securites Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, such as statements regarding drilling potential and results; anticipated flow rates of producing wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil, natural gas and sulphur;

demand and potential demand for oil and gas and for sulphur; trends in commodity prices; amounts and timing of capital expenditures and abandonment, closure and reclamation costs; the need for and availability of financing; our reliance on IMC-Agrico as a customer; competitive trends; and environmental issues.

     Forward-looking statements are based on our assumptions and analyses made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in our other filings with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in laws and other factors, many of which are beyond our control. We undertake no obligation to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the following:

Factors Relating to Our Oil and Gas Operations

The future financial results of our oil and gas business are difficult to forecast primarily because the business has a limited operating history and the results of our exploration strategy are inherently unpredictable. McMoRan Oil & Gas commenced operations in 1994. We currently have six fields in production. Much of our oil and gas business is devoted to exploration, the results of which are inherently unpredictable. We use the successful efforts accounting method for our oil and gas exploration and development activities. This method requires us to expense geological and geophysical costs and the costs of dry exploration wells as they occur, rather than capitalize these costs as required by the full cost accounting method. Because of the timing in incurring exploration costs and realizing revenues from successful properties, losses may be reported even though exploration activities may be successful during a reporting period. Accordingly, depending on our exploration results, we may continue to incur losses as we pursue significantly expanded exploration activities. We cannot assure you that our oil and gas operations will achieve or sustain positive earnings or cash flows from operations in the future.

Our exploration and development activities may not be commercially successful. Oil and natural gas exploration and development involve a high degree of risk that hydrocarbons will not be found, that they will not be found in commercial quantities, or that their production will be insufficient to recover drilling, completion and operating costs. The 3-D seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or gas is present or economically producible. The cost of drilling, completing and operating a well is often uncertain, especially when drilling offshore, and cost factors can adversely affect the economics of a project. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including (1) unexpected drilling conditions, (2) unexpected pressure or irregularities in formations, (3) equipment failures or accidents, (4) title problems, (5) adverse weather conditions,
(6) regulatory requirements and (7) unavailability of equipment or labor. Furthermore, completion of a well does not guarantee that it will be profitable or even that it will result in recovery of drilling, completion and operating costs.

Our future performance depends on our ability to add reserves. Our future financial performance depends in large part on our ability to find, develop and produce oil and gas reserves that are economically recoverable. Without successful exploration and development activities or reserve acquisitions, our reserves will be depleted. We cannot assure you that we will be able to find, develop, produce or acquire additional reserves on an economic basis.

     Although we are currently emphasizing reserve growth through exploratory drilling, we may from time to time acquire producing properties and/or properties with proved undeveloped reserves. Evaluation of recoverable reserves of oil and natural gas, which is an integral part of the property selection process, depends on the assessment of geological, engineering and production data, some or all of which may prove to be unreliable and not indicative of future performance. Accordingly, we cannot assure you that we will make a profit or fully recover our cost on any reserves that we purchase.

Our revenues, profits and growth rates may vary significantly with fluctuations in the market prices of oil and natural gas. Approximately $54.3 million of our revenues for the year ended December 31, 1999 were derived from the sale of oil and natural gas. In recent years, oil and natural gas prices have fluctuated widely. We have no control over the factors affecting prices, which include the market forces of supply and demand, as well as the regulatory and political actions of domestic and foreign governments, and the attempts of international cartels to control or influence prices. Any significant or extended decline in oil and gas prices will have a material adverse effect on our profitability, financial condition and operations.

If we are unable to generate sufficient cash from operations or obtain financing when needed, we may find it necessary to curtail our operations. We must make substantial expenditures to conduct exploratory activities and to develop oil and gas reserves. We cannot assure you that we will generate sufficient cash from operations or obtain financing when needed to conduct our exploration program and develop our properties. Our future cash flow from operations will depend on our ability to locate and produce hydrocarbons in commercial quantities and on market prices for oil and gas, among other things.

The amount of oil and gas that we actually produce, and the net cash flow that we receive from that production, may differ materially from the amounts reflected in our reserve estimates. Our estimates of proved oil and gas reserves reflected in our Form 10-K reports are based on reserve engineering estimates using Securities and Exchange Commission (SEC) guidelines. Reserve engineering is a subjective process of estimating recoveries from underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions, such as (1) historical production from the area compared with production from other producing areas, (2) assumptions concerning future oil and gas prices, future operating and development costs, workover, remedial and abandonment costs, severance and excise taxes, and (3) the assumed effects of government regulation. All of these factors and assumptions are difficult to predict and may vary considerably from actual results. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon varying interpretations of the same available data. Also, estimates of proved reserves for wells with limited or no production history are less reliable than those based on actual production history. Subsequent evaluation of the same reserves may result in variations, which may be substantial, in our estimated reserves. As a result, all reserve estimates are inherently imprecise.

     You should not construe the estimated present values of future net cash flows from proved oil and gas reserves as the current market value of our estimated proved oil and gas reserves. In accordance with applicable SEC requirements, we have estimated the discounted future net cash flows from proved reserves based on prices and costs generally prevailing at or near the date of the estimate. Actual future prices and costs may be materially higher or lower. Future net cash flows also will be affected by factors such as the actual amount and timing of production, curtailments or increases in consumption by gas purchasers, and changes in governmental regulations or taxation. In addition, we have used a 10 percent discount factor, which the SEC requires all companies to use to calculate discounted future net cash flows for reporting purposes. That is not necessarily the most appropriate discount factor to be used in determining market value, since interest rates vary from time to time, and the risks associated with operating particular oil and gas properties can vary significantly.

Shortages of supplies, equipment and personnel may adversely affect our operations. Our ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel. The offshore oil and gas industry is cyclical and experiences periodic shortages of drilling rigs, work boats, tubular goods, supplies and experienced personnel. Shortages can delay operations and materially increase operating and capital costs.

The oil and gas exploration business is very competitive, and most of our competitors are larger and financially stronger than we are. The business of oil and gas exploration, development and production is intensely competitive, and we compete with many companies that have significantly greater financial and other
resources than we have.   Our competitors include the major
integrated oil companies and a substantial number of independent exploration companies. We compete with these companies for property acquisitions, supplies, equipment and labor. These competitors may, for example, be better able to (1) pay more for exploratory prospects, (2) purchase a greater number of properties, (3) access less expensive sources of capital, (4) access more information relating to prospects, (5) develop or buy, and implement, new technologies, and (6) obtain equipment and supplies on better terms.

Because a significant part of our reserves and production is concentrated in a small number of offshore properties, any production problems or significant changes in reserve estimates related to any one of those properties could have a material impact on our business. All of our reserves and production come from our six fields in the shallow waters of the Gulf of Mexico. If mechanical problems, storms or other events curtailed a substantial portion of this production, our cash flow would be adversely affected. If the actual reserves associated with these six fields are less than our estimated reserves, our results of operations and financial condition could be adversely affected. See the discussion relating to the Brazos Block A-19 under the heading "Oil and Gas Properties."

We are vulnerable to risks associated with the Gulf of Mexico because we currently explore and produce exclusively in that area. We believe that concentrating our activities in the Gulf of Mexico is advantageous because of our extensive experience operating in that area. However, this strategy makes us more vulnerable to the risks associated with operating in that area than those of our competitors with more geographically diverse operations. These risks include (1) adverse weather conditions,
(2) difficulties securing oil field services, and (3) compliance with regulations. In addition, production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial years of production, and, as a result, our reserve replacement needs from new prospects are greater.

We cannot control the activities on properties we do not operate. Other companies operate some of the properties in which we have an interest. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including
(1) timing and amount of capital expenditures, (2) the operator's expertise and financial resources, (3) approval of other participants in drilling wells, and (4) selection of technology.

Factors Relating to Our Sulphur Operations

Our revenues, profits and growth rates may vary significantly with fluctuations in the market price of sulphur; the long-term economic feasibility of our Main Pass sulphur mine may be impaired if there were a sustained decline in sulphur prices from recent levels. Sulphur prices recently have declined to the lower range of prices experienced in the 1990s. As a result, we are currently unable to generate positive cash flow from our Main Pass sulphur mining operations. In response to declining prices, we announced on June 30, 1998 that we would permanently discontinue sulphur production at our Culberson mine, and we discontinued those operations on June 30, 1999. Although we are currently pursuing cost reductions at our Main Pass sulphur operations, a sustained decline in the price of sulphur from recent levels could make continued operation of the mine uneconomical. Because of the costs associated with closing and re-opening this mine, we could decide to operate at Main Pass for some period even if those operations did not generate positive cash flow. If our Main Pass operations were suspended, it could be difficult and expensive to subsequently re-open the mine.

We rely heavily on IMC-Agrico as a continuing customer under the terms of a long-term sulphur supply agreement, and we are involved in a dispute with them about the pricing terms of that agreement. Approximately 73 percent of sulphur sales for the year ended December 31, 1999 were made to IMC-Agrico under a long-term sulphur supply agreement, and we expect that sales to IMC-Agrico under that agreement will continue to represent a substantial percentage of our sulphur sales. The loss of, or a significant decline in, sales of sulphur to IMC-Agrico could have a material adverse effect on our financial condition and results of operations. In the fourth quarter of 1999, several domestic phosphate fertilizer producers announced production curtailments, including a 20 percent reduction by IMC-Agrico. As a result, IMC-Agrico curtailed its sulphur purchases from us in the fourth quarter. We expect that our future sulphur sales to IMC-Agrico will also be curtailed, at least in the near term. See "Sulphur Sales - Relationship with IMC-Agrico" and "Sulphur Industry." In addition, we are currently involved in a dispute with IMC-Agrico about the pricing terms of our sulphur supply agreement with them. See "Legal Proceedings."

Our minority joint venture partner in the Main Pass mine claims that it has exercised its contractual right to elect not to receive its share of sulphur produced at the mine during 2000, not to pay its share of operating expenses for 2000 and not to pay us any fees for 2000 under our processing and marketing agreement. Homestake Sulphur Company LLC is our 16.7 percent partner in the Main Pass mine. We have advised Homestake that in our opinion the conditions precedent to its right to make the election do not exist. We are currently involved in legal proceedings with Homestake in connection with this matter. See "Legal Proceedings."

The competitive conditions in our sulphur business are complex, both in terms of factors affecting supply and factors affecting demand; sulphur prices are influenced by (1) world agricultural conditions, (2) the phosphate fertilizer market, (3) the rate of recovery of sulphur from oil and natural gas refining, and (4) the handling and transportation costs required to move sulphur to market. Competitive factors affecting our sulphur business are described under the headings "Sulphur Industry" and "Competition." The principal competitive risks to our ability to mine sulphur profitably are very low sulphur prices resulting from (1) decreased domestic demand for sulphur, (2) increased production from domestic recovered sulphur producers, and (3) increases in imported solid sulphur, including increases in the rate at which stored sulphur, particularly in Canada, is released into the market.

The market for sulphur is seasonal and cyclical, and market prices for sulphur can fluctuate widely. Because the principal use of sulphur is in the manufacture of phosphate fertilizers, our ability to successfully market our sulphur is materially dependent on prevailing agricultural conditions and the worldwide demand for fertilizers. Although phosphate fertilizer sales are fairly constant month-to-month, seasonal increases occur in the domestic market prior to the fall and spring planting season. Generally, domestic phosphate fertilizer sales are at reduced levels after the spring planting season, although the decline in domestic sales generally coincides with the time when major commercial and governmental buyers in China, India and Pakistan purchase product for mid-year delivery in those countries. Fertilizer sales are also cyclical, and currently the market for phosphate fertilizers is soft. See "Sulphur Industry."

     Market prices for sulphur will likely continue to fluctuate. For example, in 1999 U.S. sulphur prices fluctuated between $62.50 and $71.50 per long ton and dropped to $57.50 per long ton for the first quarter of 2000. The operating margins and cash flow from our sulphur business are subject to substantial fluctuations in response to changes in supply and demand for sulphur, conditions in the U.S. and international agriculture industry, market uncertainties and other factors beyond our control. Any significant or extended decline in sulphur prices will have a material adverse effect on our financial condition and operations.

Our sulphur mining operations are sensitive to changes in natural gas prices. In the year ended December 31, 1999, we sold approximately 14.0 Bcf of natural gas in our oil and gas operations and consumed approximately 7.6 Bcf of natural gas in our sulphur mining operations. Natural gas is our most significant variable cost in operating our sulphur mine. We estimate that a 10 cent increase in natural gas prices would have resulted in a $1.4 million increase in our gas sales revenue and a $0.8 million increase in our cost of mining sulphur for the year ended December 31, 1999. A 10 cent decrease in natural gas prices would result in a corresponding decrease in gas sales revenue and decrease in mining costs.

The amount of sulphur that we actually produce may differ materially from the amounts that we expect based on our reserve estimates. In addition, our reserve estimates can change significantly based on changes in the factors underlying the assumptions we use in determining the reserves. We recently reduced our proved reserves for our Main Pass mine from 52.4 million long tons at December 31, 1998 to 13.7 million long tons at December 31, 1999. Proved reserves are estimated quantities of commercially recoverable minerals that geological, geophysical and engineering data can demonstrate with a reasonably high degree of certainty to be recoverable in the future from known mineral deposits by conventional operating methods.

     Our estimates of proved sulphur reserves at Main Pass are based on engineering estimates and assumptions about future economic and operating conditions. All of our sulphur reserves are considered physically producible because of our extensive drilling and production experience. However, reserve engineering is a subjective process of estimating the recovery from under-ground accumulations of sulphur that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, estimates of economically recoverable reserves depend upon a number of variable factors and assumptions, such as assumptions concerning future (1) sulphur prices and production rates, (2) operating and development costs, including natural gas prices, (3) processing, transportation and handling costs, (4) workover, remedial and abandonment costs, (5) severance and excise taxes, and (6) government regulation. Variations in these items can cause reserve estimates to change even in the absence of changes in assumptions regarding the size or physical characteristics of the reservoirs. In particular, the sulphur and oil reservoirs at our Main Pass mine are highly sensitive to product prices and production volumes because of their relatively high level of fixed production costs.

     We recently reduced our proved reserves for our Main Pass mine from 52.4 million long tons at December 31, 1998 to 13.7 million long tons at December 31, 1999. Although our estimated physically producible sulphur reserves have not changed, we have reduced our estimates of commercially recoverable reserves primarily based on our expectations of decreased production rates at the mine, partially offset by an anticipated decrease in costs. These factors have also caused us to reduce the expected useful life of the mine from 30 years to 10 years. The reduction in the anticipated mine life will require us to accelerate accruals of our estimated $59.5 million abandonment and reclamation costs for the mine and related facilities, resulting in an increase in accruals by approximately $3.0 million per year. We will be required to fund these costs once we permanently close the mine. The price of suphur is a critical factor in the determination of commercially recoverable reserves. A future increase in sulphur prices could result in a restoration of the reserves being reduced at year-end 1999.

Factors Relating to Our Operations Generally

Our historical financial information may be of limited relevance because our sulphur operations are included in our historical financial information only for periods on and after November 17, 1998. Our company was created on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations in a merger. The transaction was treated for accounting purposes as a purchase, with McMoRan Oil & Gas as the acquiring entity. As a result, our financial information for periods prior to the transaction reflects the historical operations of McMoRan Oil & Gas. The operations of Freeport Sulphur are included only on and after November 17, 1998.

Offshore operations are hazardous, and the hazards are not fully insurable. Our operations are subject to the hazards and risks inherent in drilling for, producing and transporting sulphur, oil and natural gas. These hazards and risks include fires, natural disasters, abnormal pressures in formations, blowouts, cratering, pipeline ruptures and spills. If any of these or similar events occur, we could incur substantial losses as a result of death, personal injury, property damage, pollution and lost production. Moreover, our drilling, production and transportation operations in the Gulf of Mexico are subject to operating risks peculiar to the marine environment. These risks include hurricanes and other adverse weather conditions, more extensive governmental regulation (including regulations that may, in certain circumstances, impose strict liability for pollution damage) and interruption or termination of operations by governmental authorities based on environmental, safety or other considerations.

     We have in place liability, property damage, business interruption and other insurance coverages in types and amounts that we consider reasonable and believe to be customary in our business. This insurance provides protection against loss from some, but not all, potential liabilities incident to the ordinary conduct of our business. Our insurance includes coverage for some types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with coverage limits, retentions, deductibles and other features as we deem appropriate. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

Our operations are subject to extensive governmental regulation, compliance with which is very expensive; changes in the regulatory environment can occur at any time and generally increase our costs. Our operations are subject to extensive regulation under federal and state law, and can be affected materially by political developments and resulting changes in laws. The operations and economics of oil and natural gas exploration, production and development and sulphur production are, or historically have been, affected by price controls, tax policy and environmental regulation. We cannot predict how existing laws may be interpreted by enforcement agencies or the courts, whether additional laws will be adopted, or the effect these changes may have on our business or financial condition, but changes that have occurred in the past generally have been more restrictive and have increased our cost of operation. See "Regulation."

     To comply with these federal, state and local laws, material capital and operating expenditures, both with respect to maintaining current operations and initiating new operations, may be required in the future. The amount of these expenditures cannot be estimated at this time, but these costs could have an adverse effect on our financial condition and results of operations. There is also a risk that more stringent laws affecting the operations of natural resources companies could be enacted, and although such regulations would affect the industry as a whole, compliance with such new regulations could be costly. See "Regulation."

     Our operations are subject to numerous laws relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general and the offshore drilling industry in particular, our business and prospects could be adversely affected. For example, legislation has been proposed in Congress from time to time that would reclassify some crude oil and natural gas exploration and production wastes as "hazardous wastes," which would make the wastes subject to significantly more stringent handling, disposal and clean-up requirements. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in some states. We have incurred, and may in the future incur, capital expenditures and operating expenses to comply with environmental laws, some of which may be significant.

     In addition to compliance costs, government entities and other third parties may assert claims for substantial liabilities against owners and operators of sulphur mining and oil and gas properties for oil spills, discharges of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. Liability under these laws can be significant and unpredictable. We may in the future receive notices from governmental agencies that we are a potentially responsible party under relevant federal and state environmental laws, although we are not aware of any pending notices. Some of these sites may involve significant clean-up costs. The ultimate settlement of liability for the clean-up of these sites usually occurs many years after the receipt of notices identifying potentially responsible parties because of the many complex technical, legal and financial issues associated with the site clean-up. We cannot predict our potential liability for clean-up costs that we may incur in the future.
See "Regulation - Environmental Matters."

     In connection with its spin-off from Phosphate Resource Partners (formerly named Freeport-McMoRan Resource Partners, Limited Partnership) in December 1997, Freeport Sulphur assumed responsibility for potential liabilities, including environmental liabilities, associated with the prior conduct of the businesses contributed by Phosphate Resource Partners to Freeport Sulphur. Among these are potential liabilities arising from sulphur mines that were depleted and closed in the past in accordance with reclamation and environmental laws in effect at the time, particularly in coastal or marshland areas that have experienced subsidence or erosion. We believe that we are in compliance with existing laws regarding these closed operations, and we have implemented controls in some areas that we believe exceed our legal responsibilities. Nevertheless, it is possible that new laws or actions by governmental agencies could result in significant unanticipated additional reclamation costs.

     We could also be subject to potential liability for personal injury or property damage relating to wellheads and other materials at closed mines in coastal areas that have become exposed through coastal erosion. Although we have insurance in place to protect against some of these liabilities, we cannot assure you that this insurance coverage would be sufficient. There can also be no assurance that our current or future accruals for reclamation costs will be sufficient to fully cover the costs.

Hedging our production may result in losses. Our hedging has to date been limited to natural gas option contracts related to our Main Pass sulphur operations and forward oil sales contracts related to our Main Pass oil operations. We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of natural gas and oil. Hedging exposes us to risk of financial loss in some circumstances, including if (1) production is less than expected, (2) the other party to the contract defaults on its obligations, or (3) there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. In addition, hedging may limit the benefit we would have otherwise received on a consolidated basis from increases in the prices for natural gas and oil. Furthermore, if we do not engage in hedging, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging.

Our holding company structure may limit our financial flexibility. We conduct our business through wholly owned subsidiaries. As a result, we depend on the cash flow of our subsidiaries and distributions from them to meet our financial obligations. Future agreements with lenders to our subsidiaries may contain restrictions or prohibitions on the payment of dividends by the subsidiaries to us.

GLOSSARY OF NATURAL GAS AND OIL TERMS

     Following are definitions of some of the natural gas and oil industry terms we use:

     3-D seismic technology. A relatively new technique used in exploring for oil and gas involving the interpretation of sound waves to give a picture of underground structures.

     Bbl or Barrel. One stock tank barrel, or 42 U. S. gallons liquid volume (used in reference to crude oil or other liquid hydrocarbons).

     Bcf. Billion cubic feet.

     Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

     Block. A block depicted on the Outer Continental Shelf Leasing and Official Protraction Diagrams issued by the U.S. Mineral Management Services or a similar depiction on official protraction or similar diagrams issued by a state bordering on the Gulf of Mexico.

     Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree
Fahrenheit.

     Completion. The installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     Condensate. Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

     Developed acreage. Acreage in which there are one or more producing wells or shut-in wells capable of commercial production and/or acreage with established reserves in quantities we deemed sufficient to develop.

     Development well. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

     Dry hole. A well found to be incapable of producing hydrocarbons in quantities sufficient such that proceeds from the sale of production would exceed production expenses and taxes.

     Exploratory well. A well drilled (1) to find and produce natural gas or oil reserves not classified as proved, (2) to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or (3) to extend a known reservoir.

     Farm-in or farm-out. An agreement under which the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells at its expense in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The agreement is a "farm-in" to the assignee and a "farm-out" to the assignor.

     Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

     Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest and/or operating right is owned.

     Gulf of Mexico shelf. The offshore area within the Gulf of Mexico extending out to 200 nautical miles from the shoreline.

     MBbls. One thousand barrels, typically used to measure the volume of crude oil or other liquid hydrocarbons.

     Mcf. One thousand cubic feet, typically used to measure the volume of natural gas.

     Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMBbls. One million barrels, typically used to measure the volume of crude oil or other liquid hydrocarbons.

     MMBtu.  One million British Thermal Units.

     MMcf. One million cubic feet, typically used to measure the volume of natural gas.

     MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMS. Minerals Management Service.

     Net acres or net wells. Gross acres multiplied by the percentage working interest and/or operating right owned.

     Net feet of pay. The true vertical thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

     Net profit interest. An interest in profits realized through the sale of production, after costs. It is carved out of the working interest.

     Net revenue interest. An interest in a revenue stream net of all other interests burdening that stream, such as a lessor's royalty and any overriding royalties. For example, if a lessor executes a lease with a one-eighth royalty, the lessor's net revenue interest is 12.5 percent and the lessee's net revenue interest is 87.5 percent.

     Overriding royalty interest. A revenue interest, created out of a working interest, that entitles its owner to a share of revenues, free of any operating or production costs. An overriding royalty is often retained by a lessee assigning an oil and gas lease.

     Pay.  Reservoir rock containing oil or gas.

     Productive well. A well that is found to be capable of producing hydrocarbons in quantities sufficient such that proceeds from the sale of production exceed production expenses and taxes.

     Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

     Proved developed reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For additional information, see the SEC's definition in Regulation S-X Rule 4-10(a)(3).

     Proved reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. For additional information, see the SEC's definition in Regulation S-X Rule 4-10(a)(2).

     Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for production to occur.
For additional information, see the SEC's definition in Regulation S-X Rule 4-10(a)(4).

     Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     Sands.  Sandstone or other sedimentary rocks.

     Sour.  High sulphur content.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether the acreage contains proved reserves.

     Working interest. The lessee's interest created by the execution of an oil and as lease that gives the lessee the right to exploit the minerals on the property.

GLOSSARY OF SULPHUR TERMS

     Following are definitions of some of the sulphur industry terms we use.

     Frasch. A process used to mine sulphur, involving drilling wells and injecting superheated water into an underground sulphur deposit to melt solid sulphur, which is then recovered in liquid form.

     Long ton.  Equals 2,240 pounds.

     Recovered sulphur. Sulphur produced as a by-product of the processing of natural gas that contains hydrogen sulfide and the refining of sour crude oil.

     Terminaling.  Storage.

Item 3.  Legal Proceedings

Freeport-McMoRan Sulphur LLC v. IMC-Agrico Company, Civ. Act. No. 462,776 (19th Jud. Dist. Ct. for Parish of East Baton Rouge, La.; filed July 22, 1999). Our sulphur supply agreement with IMC-Agrico requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable." In the fourth quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC-Agrico's operations and the referenced markets, we determined that there is no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, we filed suit against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms.

Homestake Sulphur Company, LLC v. Freeport-McMoRan Sulphur LLC, Civ. Act. No. 99C-12-195VAB (Del. Superior Ct. New Castle County; filed December 22, 1999). Homestake Sulphur Company, LLC owns
16.7 percent of the Main Pass mine. The operating agreement for Main Pass sulphur contains a provision under which Homestake may elect to waive its right to produce its share of sulphur for one year at a time if conditions described in the agreements are met. In that event, Homestake would be relieved of its obligation to pay some of its share of operating expenses during that year. Homestake claims that it has made this election for 2000 and that, as a result, it is also not obligated to pay us any fees for 2000 under our processing and marketing agreement. We have advised Homestake that in our opinion the conditions precedent to its right to make the election do not exist. Homestake has filed suit seeking a declaratory judgment supporting its position and has not paid the first two monthly installment of its operating
expenses for 2000.   We believe that the election, even if
effectively made, will not have a material adverse effect on our financial condition or results of operations, except that we may lose up to $500,000 per quarter of operating income from fees in 2000 under our processing and marketing agreement with Homestake unless we are successful in the litigation.

Jacob Gottlieb v. James R. Moffett, Richard C. Adkerson, B.M. Rankin, Henry A. Kissinger, Phosphate Resource Partners Limited Partnership, McMoRan Oil & Gas Co. and IMC Global Inc., Civ. Act. No. 16393 (Del. Ch. filed May 19, 1998). On May 19, 1998, plaintiff filed an action on behalf of a purported class of plaintiffs who own depository units of Phosphate Resource Partners. The plaintiff alleges that the individual defendants breached fiduciary duties in the approval by Freeport-McMoRan, Inc., as managing partner of Phosphate Resource Partners, of the $210 million exploration program. The suit also alleges that McMoRan Oil & Gas Co. conspired with the individual defendants and aided and abetted their breach of fiduciary duty. The plaintiff also alleges that IMC Global Inc. and Freeport-McMoRan Inc. breached fiduciary duties to Phosphate Resource Partners and Phosphate Resource Partners' public unitholders. The plaintiff seeks unspecified monetary damages and other relief. We believe that this suit is without merit and intend to vigorously defend ourselves.

Daniel W. Krasner v. James R. Moffett; Rene L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. filed Oct. 22, 1998). Gregory J. Sheffield and Moise Katz v. Richard
C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., Rene L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.) These two lawsuits were consolidated on January 13, 1999. The complaint alleges that Freeport-McMoRan Sulphur Inc.'s directors breached their fiduciary duty to Freeport-McMoRan Sulphur Inc.'s stockholders in connection with the combination of Freeport Sulphur and McMoRan Oil & Gas. The plaintiffs contend that the transaction was structured to give preference to McMoRan Oil & Gas stockholders and failed to recognize the true value of Freeport Sulphur. The plaintiffs claim that the directors failed to take actions that were necessary to obtain the true value of Freeport Sulphur such as auctioning the company to the highest bidder or evaluating Freeport Sulphur's worth as an acquisition candidate. The plaintiffs also claim that McMoRan Oil & Gas Co. knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. The plaintiffs seek injunctive relief and monetary damages. We believe that this suit is without merit and intend to vigorously defend this action.

  Other than the proceedings discussed above, we may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of our businesses as well as other insurance coverages customary in our business, with coverage limits as we deem prudent.

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Executive Officers of the Registrant
    Listed below are the names and ages, as of February 3, 2000, of the present executive officers of McMoRan together with the principal positions and offices with McMoRan held by each.

     Name                  Age     Position or Office
     ----                  ---     ------------------
     James R. Moffett       61     Co-Chairman of the Board

     Richard C. Adkerson    53     Co-Chairman of the Board, President and
                                   Chief Executive Officer

     Rene L. Latiolais      57     Vice Chairman of the Board

     C. Howard Murrish      59     Executive Vice President

     Nancy D. Parmelee      48     Senior Vice President, Chief Financial
                                   Officer and Secretary

     Michael J. Arnold      47     Senior Vice President

     Theodore P. Fowler     48     Senior Vice President

     W. Russell King        50     Senior Vice President

     John G. Amato          55     General Counsel

     James R. Moffett has served as our Co-Chairman of the Board since November 1998. From 1994 to November 1998 he served as Co-Chairman of the Board of McMoRan Oil & Gas. From November 1997 to November 1998 he also served as Co-Chairman of the Board of Freeport Sulphur. Mr. Moffett has also served as the Chairman of the Board and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. (FCX) since July 1995, and as Chairman of the Board of FCX since May 1992. Mr. Moffett served as Chairman of the Board of Freeport-McMoRan Inc. from September 1984 until December 1997. Mr. Moffett's technical background is in geology and he has been actively engaged in petroleum geological activities in the areas of our company's operations throughout his business career. He is a founder of the predecessor of our company.

     Richard C. Adkerson has served as our Co-Chairman of the Board, President and Chief Executive Officer since November 1998. From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas. From November 1997 to November 1998 he was Vice Chairman of the Board of Freeport Sulphur. Mr. Adkerson has also served as President and Chief Operating Officer of FCX since April 1997. Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, and as Senior Vice President of FCX from February 1994 to July 1995 and as Chief Financial Officer from July 1995 to November 1998. Mr. Adkerson served as Vice Chairman of Freeport-McMoRan Inc. until December 1997 and as Senior Vice President and Chief Financial Officer of Freeport-McMoRan Inc. from 1992 to 1995. He also served as Chairman of the Board of Stratus Properties Inc. (Stratus), a real estate development company, from March 1992 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from August 1995 to May 1998. Prior to 1989, Mr. Adkerson was a partner and managing director in Arthur Andersen and served as the head of that firm's worldwide oil and gas practice.

     Rene L. Latiolais has served as our Vice Chairman of the Board since November 1998, and as Vice Chairman of the Board of FCX since 1994. From 1997 to November 1998, Mr. Latiolais served as Co-Chairman of the Board of Freeport Sulphur. He also held the office of President and Chief Executive Officer of Freeport-McMoRan Inc. from August 1995 until December 1997.

     C. Howard Murrish has served as Executive Vice President of
McMoRan since November 1998. He has served as President and Chief Operating Officer of McMoRan Oil & Gas since September
1994.

     Nancy D. Parmelee has served as Senior Vice President and Chief Financial Officer of McMoRan since August 1999 and Vice President and Controller -- Accounting Operations from September 1998 through August 1999. She was appointed as Secretary of McMoRan in January 2000. Ms. Parmelee has served as Assistant Controller of FCX since July 1994. She also served as Vice President and Controller - Operations Accountinggooff FFrreeport-McMoRan Inc. from November 1996 to December 1997 and as Assistant Controller from August 1993 to November 1996.

     Michael J. Arnold has served as Senior Vice President of McMoRan since November 1998 and of FCX since November 1996. Mr. Arnold served as Senior Vice President and Treasurer of Freeport Sulphur from August 1997 to November 1997. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller - Operations of FCX. Mr. Arnold served as a Senior Vice President of Freeport-McMoRan Inc. from November 1996 until December 1997. From October 1991 to November 1996, he was Vice President of Freeport-McMoRan Inc., serving as Controller - Operations from May 1993 to November 1996. Prior to 1991, Mr. Arnold was a partner in Andersen Consulting.

     Theodore P. Fowler has served as a Senior Vice President of McMoRan since November 1999. Mr. Fowler has been a consultant to a number of fertilizer industry clients and was Senior Vice President and Operations Manager of IMC-Agrico Company, a unit of IMC Global Inc. from February 1996 to November 1998. Mr. Fowler served as Vice President of Freeport-McMoRan Inc. from August 1995 to January 1996.

     W. Russell King was appointed as Senior Vice President of McMoRan in January 2000. Mr. King has served as Senior Vice President of FCX since July 1994. He has also served as Senior Vice President of Freeport-McMoRan Inc. from November 1993 to December 1997.

     John G. Amato has served as our General Counsel since November 1998. Mr. Amato served as General Counsel to McMoRan Oil & Gas from April 1994 to November 1998, to Freeport Sulphur from November 1997 to November 1998, and to Stratus from August 1995 to August 1998. Prior to August 1995, Mr. Amato served as General Counsel of FCX and to Freeport-McMoRan Inc. Mr. Amato currently provides legal and business advisory services to FCX under a consulting arrangement.


                             PART II

Item 5.    Market  for Registrant's  Common  Equity  and  Related
Stockholder Matters
     Our common stock is listed on the New York Stock Exchange
(NYSE) under the symbol "MMR." Our common shares have been trading since November 18, 1998. The following table sets forth the range of high and low sales prices, as reported by the NYSE for the period subsequent to the Merger.

                                        High      Low
                                       ------    ------
            Fourth Quarter 1998        $16.00    $13.25

            First Quarter 1999         $17.00    $12.00
            Second Quarter 1999         22.63     14.63
            Third Quarter 1999          21.75     19.50
            Fourth Quarter 1999         25.00     18.88

      As of February 3, 2000 there were 12,075 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely at the discretion of our Board of Directors. McMoRan Oil & Gas' credit facility contains certain restrictions on its ability to make distributions to McMoRan.

Item 6.  Selected Financial Data
The following table sets forth our selected audited historical financial and unaudited operating data for each of the five years in the period ended December 31, 1999. We became a publicly traded entity on November 17, 1998, when McMoRan Oil & Gas and Freeport Sulphur (see Note 1 of Notes to Financial Statements) combined their operations. This transaction was accounted for as a purchase, with McMoRan Oil & Gas as the acquiring entity. Accordingly, the information presented below for periods prior to November 17, 1998 reflects only the historical financial and operating data attributable to McMoRan Oil & Gas. Financial and operating data relating to the assets acquired from Freeport Sulphur are included on and after November 17, 1998. The information shown in the table below may not be indicative of our future results. You should read the information below together with Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and Item 8 "Financial Statements and Supplementary Data."

                          1999       1998        1997       1996        1995
                      ----------  ---------   ---------   --------   ---------
                       (Financial Data in thousands, except per share amounts)
Financial Data
Years Ended December 31:
Revenues                $244,031   $ 45,902    $ 13,552    $ 4,070     $ 3,267
Exploration expenses       6,411     14,533      11,966      9,818a     11,756
Operating income (loss)      111    (19,324)     (9,904)    (9,883)    (14,799)
Net income (loss)            109    (18,116)    (10,538)    (9,862)    (14,635)

Net income (loss) per share b
  Basic                    $0.01     $(1.96)     $(2.80)    $(3.55)     $(5.31)
  Diluted                   0.01      (1.96)      (2.80)     (3.55)      (5.31)
Average shares outstanding b
  Basic                   13,385      9,230       3,769c     2,779       2,754
  Diluted                 13,651      9,230       3,769c     2,779       2,754
At December 31:
Working capital         $ (3,108)  $ 20,980    $ 33,749c   $ 2,972     $ 8,257
Property, plant and
 equipment, net          198,532    187,137      57,705c    18,231       9,878d
Total assets             301,281    320,388     101,088c    30,980      21,633d
Debt, including
 current portion          14,000        -           -       12,757         623
Stockholders' equity     155,071    178,800      90,698c     8,246      17,605

Operating Data
Sales Volumes:
     Gas (thousand cubic
      feet, or Mcf)   14,026,000  8,634,100e  4,061,000    631,000   1,093,000
     Oil (barrels)     1,353,600f   304,100e,f   34,000     29,000      45,000
  Sulphur (long tons)  2,973,100    386,600         -          -           -
Average realization:
     Gas (per Mcf)        $ 2.30     $ 2.14       $2.62     $ 2.72      $ 1.63

     Oil (per barrel)      15.92f     10.33f      19.19      22.22       18.83
  Sulphur (per long ton)   63.16      62.40         -          -           -

a.Includes a reduction of $2.1 million ($0.75 per share)
  resulting from reimbursement of previously expensed costs. b.McMoRan Oil & Gas' historical loss per share and average shares outstanding have been restated to reflect the effective reverse stock split of McMoRan Oil & Gas' shares as a result of the acquisition of Freeport Sulphur.
c.Includes issuance of McMoRan Oil & Gas' shares in a rights offering, the proceeds of which were used to purchase producing property interests and repay borrowings, with the remainder held to fund exploration program commitments.
d.After giving effect to transfer of property interests resulting from the formation of a previous exploration program.
e.Excludes the prior period effects of the re-determination of ownership interest in the Vermilion Block 160 field unit, which reduced volumes of gas and oil by approximately 150,400 Mcf and 6,200 barrels, respectively, and combined revenues by approximately $486,000.
f.Includes Main Pass oil sales totaling 1,102,600 barrels at an average realization of $15.50 per barrel during 1999. Main Pass 1998 oil sales from November 17 to December 31, 1998 totaled 202,700 barrels, at an average realization of $8.60 per barrel.

Items 7. And 7A.  Management's Discussion and Analysis of
Financial Condition and Results of Operations and Disclosures
About Market Risks

OVERVIEW
     We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area and in the mining, purchasing, transporting, terminaling, processing and marketing of sulphur. We became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC and Freeport-McMoRan Sulphur LLC became our wholly owned subsidiaries. We recorded the transaction as a purchase with McMoRan Oil & Gas as the acquiring entity (see Note 1). Accordingly, our financial information results of operations for any period prior to the transaction reflects only the operations of McMoRan Oil & Gas. The operations of Freeport Sulphur are included on and after November 17, 1998.

RECENT DEVELOPMENTS
Oil and Gas. For a discussion of our oil and gas operational activities during 1999 and early 2000 see Items 1 and 2, "Business and Properties."

     On November 9, 1999, we and Phosphate Resource Partners Limited Partnership entered into an agreement terminating Phosphate Resource Partners' participation in the $210 million exploration program. Under the terms of the agreement, effective October 1, 1999, we purchased Phosphate Resource Partners' 47 percent interest in the exploration program, which included three producing oil and gas fields and an inventory of exploration prospects and leases, for $32.0 million. We used available cash and existing bank credit availability to fund the purchase. As a result, we now own a 95 percent interest in the exploration program, with an individual investor owning the remaining five percent (see Note 4). Additionally, Phosphate Resource Partners and its parent, IMC Global Inc., agreed to dismiss with prejudice their lawsuit against us, as well as four former directors of Freeport-McMoRan Inc., which merged with IMC Global in December 1997 (see Item 3 "Legal Proceedings").

     Effective January 1, 2000 we acquired from Texaco Exploration and Production Inc. the right to explore and earn assignments of operating rights in 89 oil and gas properties. The properties cover about 391,000 gross acres and are located in water depths ranging from 10 to 2,600 feet in federal and state waters offshore Louisiana and Texas. Texaco's ownership interests in the leases in which exploration and operating rights were acquired ranged from 17 to 100 percent. We have agreed to commit $110 million for exploration through June 30, 2003 (see Notes 3 and 10). If we drill wells to specified depths that are capable of producing and commit to install facilities to develop the oil and gas we discover, we will earn varying interests in the prospects, depending on the options Texaco elects. Generally, we will earn at least a majority of Texaco's working interest in the property, and Texaco can elect to retain either a working interest or an overriding royalty.

     On January 14, 2000, we purchased from Shell Offshore Inc., a wholly owned subsidiary of Royal Dutch Petroleum Co., its interest in 56 exploratory leases for $37.7 million. These leases contain approximately 260,000 gross acres and are located in the Gulf of Mexico primarily offshore Louisiana, in varying water depths up to a maximum of approximately 2,000 feet and expire ratably over the next four years. Shell retained an overriding royalty interest in the properties. Shell's ownership interest in the leases acquired ranged from 25 to 100 percent. Four of the leases are subject to preferential rights, which if exercised would exclude these four leases from the purchase and result in a $2.6 million reduction of the purchase price. The party having the preferential rights has until mid-February 2000 to elect to exercise them. We funded the purchase through additional borrowings under our existing credit facilities (see Note 9).

Sulphur. Our net daily production from the Main Pass mine during 1999 totaled 3,662 long tons. We recently reduced our proved reserves for our Main Pass mine from 52.4 million long tons at December 31, 1998 to 13.7 million tons at December 31, 1999. Although our estimated physically producible sulphur reserves have not changed, we have reduced our estimates of commercially recoverable reserves primarily based on our expectations of decreased production rates at the mine, partially offset by an anticipated decrease in costs. These factors have also caused us to reduce the expected remaining useful life of the mine from 30 years to 10 years. The reduction in proved reserves will require us to accelerate accruals of our estimated $59.5 million of abandonment and reclamation costs for the mine and its related facilities by increasing our unit-of-production depreciation rate. The higher unit rate will increase depreciation and amortization expense by approximately $3.0 million annually beginning in 2000. The changes in our expectations regarding the production rates and costs at the mine have also caused us to revise downward the portion of the purchase price of Freeport Sulphur assets tentatively allocated to the mine at the time of purchase.

  Homestake Sulphur Company, LLC owns 16.7 percent of the Main Pass mine. The operating agreement for Main Pass sulphur contains a provision under which Homestake may elect to waive its right to produce its share of sulphur for one year at a time if conditions described in the agreement are met. In that event, Homestake would be relieved of its obligation to pay its share of operating expenses during that year. Homestake claims that it has made this election for 2000 and that, as a result, it is not obligated to pay us any fees for 2000 under our processing and marketing agreement. We have advised Homestake that in our opinion the conditions necessary to make the election do not exist.
Homestake has filed suit seeking declaratory judgment supporting its position and has not paid the first two monthly installments of its operating expenses for 2000. We believe that the election, even if effectively made, will not have a material adverse effect on our financial condition or results of operations, except that we will lose up to $0.5 million per quarter in operating income from lost fees in 2000 under our processing and marketing agreement with Homestake unless we are successful in the litigation.

RESULTS OF OPERATIONS
     We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all operations of McMoRan Oil & Gas, as well as Freeport Sulphur's oil operations at Main Pass
299. Our sulphur segment includes all of Freeport Sulphur's sulphur operations. The results of operations reflected below include all of Freeport Sulphur's operations on and after November 17, 1998, as well as the historical results of McMoRan Oil & Gas. For additional information on our segments see Note 11.

Oil and Gas Operations

                                Years Ended December 31,
                             -------------------------------
                               1999        1998       1997
                             -------     --------    -------
                                      (In thousands)
  Revenues                   $54,344     $ 21,626    $13,552
  Operating loss                (722)     (18,664)    (9,904)

1999 Compared with 1998
     Our oil and gas revenues increased to $54.3 million during 1999 compared with $21.6 million during 1998.
The increase primarily reflects:
          . A full year of Main Pass 299 oil operation revenues.
            . Main Pass oil revenues totaled $17.2 million in 1999.
            . Main Pass oil revenues totaled $1.8 million in 1998, which included only the period from November 17, 1998 through year end 1998.
          . Operations commencing at three locations during 1999.
            . The Vermilion Block 160 #4 (BJ-1) sidetrack well in January 1999.
            .  The Vermilion Block 159 #3 (CJ-1) well in January
               1999.
            .  West Cameron Block 616 in March 1999.
          . The purchase of an additional 10.3 percent net revenue interest in the Vermilion Block 160 field unit during the first quarter of 1999.
          . The purchase of Phosphate Resource Partners' interest in three producing properties in the fourth quarter of 1999, most significantly West Cameron Block 616.
          . An increase in the average realizations for both oil and natural gas during 1999.

The sale of our interest in the Vermilion Block 410 field during the first quarter of 1999 partially offset these increases. This sale resulted in our recognizing an approximate $3.0 million gain.

     Depreciation and amortization expense increased to $30.6 million in 1999 compared with $17.2 million during 1998. The increase primarily reflects higher production volumes and an increase in depreciable capitalized costs.

     Production and delivery expense totaled $16.5 million during 1999 compared with $4.6 million during 1998, reflecting increased production, the acquisition of additional reserve interests in our producing fields and the inclusion of a full year of Main Pass oil production costs, which totaled $8.7 million during 1999. Main Pass production costs in 1998 totaled $1.3 million.

     Our exploration expenses fluctuate from period to period based on the level, results and costs of exploratory drilling projects and our activities involving the acquisition and interpretation of seismic data. Exploration expenses during 1999 included approximately $1.6 million of exploratory drilling costs primarily associated with the farm-in and subsequent drilling of the #5 exploratory well on Vermilion Block 162 in January 1999. Our other exploration expenses totaled approximately $4.8 million during 1999 and were primarily for geological and geophysical costs, including the purchase of seismic data. Exploration expenses in 1999 were less than the prior year as we focused our efforts on assessing selective growth opportunities, including our recent acquisitions (see "Recent Developments" above), and did no exploratory drilling during the second and third quarters of 1999. For discussions of fourth-quarter 1999 exploratory drilling operations and future exploratory plans, see Items 1 and 2 "Business and Properties" and "Recent Developments" above.

1998 Compared with 1997
Oil and gas revenues increased to $21.6 million during 1998 compared with $13.6 million for 1997. The increase resulted primarily from (1) the inclusion of $1.8 million in oil revenues from Main Pass following its acquisition, (2) increased production at the Vermilion Block 160 field unit from three wells that commenced production during the fourth quarter of 1997 and
(3) the purchase in late 1997 of additional net revenue interests in the Vermilion Block 160 and 410 fields. These increases were partially offset by lower natural gas and oil prices throughout 1998. Our 1998 revenues were also affected by a cumulative adjustment for production prior to 1998 for the redetermination of ownership interests in the Vermilion Block 160 field unit, which reduced combined oil and gas revenues by approximately $486,000 during the first quarter of 1998.

     Depreciation and amortization totaled $17.2 million in 1998, compared with $10.1 million in 1997. The increase primarily reflects the increased capitalized costs and production for the Vermilion Block 160 and 410 fields.

     Production and delivery costs increased to $4.6 million in 1998 compared to $1.2 million in 1997. The increase reflects $1.3 million associated with Main Pass oil assets following its acquisition, together with the increased production volumes from our oil and gas properties.

     We did not participate in exploratory drilling during the second half of 1998 because in the first half of 1998 we had committed all of the funds available to us under our $210 million exploration program (see "Capital Resources and Liquidity" below). Exploratory drilling and leasehold costs expensed in 1998 were approximately $9.1 million compared with $6.3 million in 1997. The 1998 costs were primarily associated with the unsuccessful Atchafalaya Bay, Grand Isle Block 54 #1, West Cameron Block 617 #2, and West Cameron Block 157 #1 exploratory wells.

     Interest expense decreased to $0.2 million in 1998 from $1.3 million in 1997 reflecting our repayment of outstanding debt with the proceeds from our 1997 rights offering (See "Capital
Resources and Liquidity" below).

Sulphur Operations

                                                November 17,
                            Year Ended            Through
                            December 31,        December 31,
                               1999                 1998
                            ------------        ------------
                                    (In thousands)
  Revenues                   $189,687              $24,276
  Operating income (loss)       4,130                 (660)

     We conduct all of our sulphur operations through Freeport Sulphur. We acquired our sulphur operations on November 17, 1998. Accordingly, data is not presented for sulphur operating results prior to November 17, 1998. Our sulphur operations include the purchase and resale of recovered sulphur, sulphur services, including the transportation and terminaling of third party sulphur and the mining of sulphur at the Main Pass mine.

     Our sulphur operations had revenues of $189.7 million and operating income of $4.1 million during 1999. The sulphur segment results were negatively affected by a $4 per ton decrease in sulphur market prices during the third quarter and an additional $5 per ton decrease in the fourth quarter of 1999. Our sulphur revenues are affected by these market price changes in accordance with the terms of our sales contracts, which generally incorporate such changes over periods of one to as many as three months. Sulphur market fundamentals continue to suffer from reduced demand resulting from production curtailments by major phosphate fertilizer producers in response to declining fertilizer demand. Sulphur market prices primarily impact our mining operations, but generally do not have a significant effect on the margins that we earn by marketing and transporting recovered sulphur. Future sulphur prices will continue to fluctuate as a result of changes in sulphur market conditions and can be expected to continue to be weak if current conditions in the phosphate fertilizer market persist. Sulphur prices have decreased by an additional $5 per ton in the first quarter of
2000, resulting in a $57.50 average market price in Tampa, Florida. The lower sulphur prices resulted in lower cash flows and a charge of $2.7 million to adjust sulphur inventory at December 31, 1999 to its net realizable value. Future price decreases would continue to impact our near-term cash flows and may result in additional reductions of our sulphur inventory value.

    We sell a significant portion of the sulphur we produce or purchase to IMC-Agrico Company, a phosphate fertilizer producer, under a long-term supply contract. Our sales to IMC-Agrico totaled 55.9 percent of our total revenues and 72.6 percent of our sulphur sales in 1999. Sales to IMC-Agrico totaled 35.9 percent of our total revenues and 68.4 percent of our sulphur sales in 1998. Sales to IMC-Agrico are based on market prices and include a premium with respect to approximately 40 percent of the sales. The agreement requires IMC-Agrico to purchase approximately 75 percent of its annual sulphur consumption from us for as long as it has a requirement for sulphur. In the fourth quarter of 1999, IMC-Agrico announced a 20 percent production curtailment, which has resulted and will continue to result in reduced sales to IMC-Agrico for at least the near term.

     Our sulphur supply agreement contains a provision that requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable." In the fourth quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the sulphur supply agreement. After careful review of the agreement, IMC-Agrico's operations and the referenced markets, Freeport Sulphur determined that there is no basis for renegotiation of the pricing provisions under the terms of the agreement. After discussions failed to resolve this dispute, Freeport Sulphur filed suit against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms. See Item 3, "Legal Proceedings" for additional information on this legal action.

    Production costs totaled $172.1 million during 1999. These costs included the $2.7 million inventory cost adjustment discussed above and $1.6 million of severance related costs associated with an early retirement program for certain of our employees at Main Pass during the third quarter of 1999. We reduced sulphur production costs by the $3.9 million that we received from our business interruption claim resulting from the effects that Hurricane Georges had on Main Pass' production (see "Capital Resources and Liquidity" below). Sulphur production costs further benefited from a $3.1 million reduction of an obligation, the value of which is subject to expected sulphur market prices (see Note 10, "Other Liabilities"). During the first quarter of 1999, our sulphur operations incurred approximately $4.6 million of capitalized drilling costs to increase the productive capacity of Main Pass, which had been temporarily reduced in the second half of 1998 by Hurricane Georges. Subsequent sulphur drilling has been, and future sulphur well drilling costs will be, charged to expense as incurred. Production costs for the period of November 17, 1998 through December 31, 1998 totaled $23.1 million.

    Sulphur depreciation expense totaled $6.4 million in 1999, including $0.3 million of goodwill amortization. During the fourth quarter of 1999, as a result the decrease in the estimated proved reserves at Main Pass mine, we recorded an additional depreciation charge of $1.1 million primarily reflecting an acceleration of our accrual for the abandonment and reclamation costs associated with the mine and its related facilities. Depreciation expense for our sulphur operations totaled $0.6 million, including $0.1 million of goodwill amortization for the period November 17, 1998 through December 31, 1998.

Other Financial Results
    Our general and administrative expense totaled $15.0 million in 1999 compared with $5.7 million during 1998. The increase primarily reflects Freeport Sulphur general and administrative expenses, which totaled $8.0 million in 1999 compared with $1.4 million in 1998. General and administrative expense was also affected by severance related costs associated with early retirement programs, which totaled $0.8 million during 1999.

    General and administrative expense increased to $5.7 million in 1998 from $2.1 million in 1997. The increase was primarily attributed to the acquisition of Freeport Sulphur and the increased actual general and administrative expense charged to us for certain services provided by an affiliated company under an amended services agreement, which prior to 1998 were charged at a fixed annual amount of $1.0 million (see Note 5).

CAPITAL RESOURCES AND LIQUIDITY
    Net cash provided by (used in) operating activities totaled $35.5 million in 1999, $26.2 million in 1998 and $(3.5) million in 1997. Our increased revenues, primarily from our acquired Main Pass sulphur and oil assets and the initial oil and gas production associated with the facilities discussed in "Results of Operations" above, contributed to operating cash flows during 1999. These revenues were offset in part by a $4.2 million increase in inventories and by the payment of $7.4 million of mine shutdown and reclamation expenditures during 1999. Our increased revenues and significant collections of outstanding joint interest receivables during 1998 contributed to the increase in operating cash flows compared with 1997.

    Net cash used in investing activities totaled $42.6 million in 1999, $36.9 million in 1998 and $57.3 million in 1997. We incurred $29.8 million of exploration and development expenditures in 1999. Oil and gas capital expenditures totaled $21.9 million. This total includes (1) capitalized drilling costs of $15.5 million primarily associated with the development of the three properties discussed in "Results of Operations" above and Brazos Block A-19; (2) geological and geophysical and other exploration expenses of $4.8 million; and (3) $1.6 million of expensed drilling costs from the Vermilion Block 162 #5 exploratory well. Sulphur capital expenditures totaled $7.9 million, which included (1) $4.6 million of capitalized costs associated with drilling the replacement wells for those damaged in Hurricane Georges (see "Results of Operations" above); (2) $1.8 million to purchase previously leased sulphur rail cars, which were subsequently sold in a sale and leaseback transaction described below; and (3) $1.5 million of other capital improvements, primarily for our Galveston terminal.

    Our 1999 investing activities also reflect our purchase of certain oil and gas properties for $25.5 million, net of proceeds from the disposition of certain other oil and gas properties.
The most significant of these purchases was our acquisition of Phosphate Resource Partners' interest in the $210 million exploration program (see "Recent Developments," above ) for approximately $31.9 million, which includes certain customary closing adjustments. We had net proceeds of $6.4 million from
(1) the first-quarter 1999 sale of additional net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 #3 well; (2) the first-quarter 1999 sale of our approximate 28 percent interest in the Vermilion Block 410 field; and (3) the sale of our interest in West Cameron Block 492 during the third quarter of 1999. Our sulphur operations had investing proceeds of $11.1 million, which include $10.6 million in connection with an agreement to sell and lease back all of our previously owned rail cars and a $0.5 million sale of a non-essential facility.

    We incurred $49.8 million of exploration and development expenditures during 1998. These expenditures consisted of (1) $32.2 million for capitalized drilling, primarily for development and facilities costs associated with West Cameron Block 616, the Vermilion Block 160 #4 sidetrack well, and the Vermilion Block 159 #3 well, as well as the successful drilling costs associated with the Brazos Block A-19 and the West Cameron Block 617 #1 exploratory wells; (2) geological and geophysical and other exploratory expenses of $5.4 million; (3) $9.1 million of expensed drilling and leasehold costs; and (4) $3.1 million of costs associated with our efforts to restore production at Main Pass to levels existing prior to Hurricane Georges. In December 1998, we purchased additional interests in the Vermilion Block 160 field unit and Vermilion Block 159 #3 prospect for $5.0 million, net of adjustments, which was offset in part by the proceeds from our July 1998 sale of our interest in West Cameron Block 519 for $450,000. We acquired $17.7 million of cash and cash equivalents, net of related acquisition costs of $3.1 million, when we purchased Freeport Sulphur.

    Our 1997 investing activities included exploration and development expenditures of $33.7 million representing (1) $22.1 million of capitalized drilling costs associated primarily with the development of the Vermilion Block 160 field unit and with successful drilling at West Cameron Block 616 and the Vermilion Block 160 #4 sidetrack well; (2) $5.3 million in geological and geophysical expense; and (3) $6.3 million in expensed drilling and leasehold costs. In 1997 we purchased oil and gas properties from Phosphate Resource Partners and Stratus Properties Inc. for a total of $26.0 million (see Note 5), offset in part by the sale of certain properties and assets for $2.4 million.

    Net cash provided by (used in) financing activities totaled $(10.7) million in 1999, $(0.6) million in 1998 and $79.5 million in 1997. The 1999 activity primarily reflects our purchase of shares of our common stock on the open market (see below), offset in part by net borrowings on our existing bank lines of credit and by stock option exercise proceeds. The 1998 activity reflects costs associated with acquiring Freeport Sulphur partially offset by proceeds from stock options exercised. The proceeds in 1997 reflects the completion of our rights offering, partially offset by the net repayment of our outstanding debt from a previous exploration program.

    We used proceeds of $92.2 million from our November 1997 rights offering to purchase additional interests in the Vermilion Block 160 and 410 fields ($24.5 million), to retire our existing debt ($20.0 million) and to fund a portion of our share of the $210 million exploration program (see Note 4) in which we now own a 95 percent interest (see "Recent Developments" above). At December 31, 1999, approximately $123.9 million had been expended under the $210 million exploration program. Excluding our acquisition of Phosphate Resource Partners' interest in the program (see "Recent Developments" above), our share of these expenditures totaled $48.1 million.

    We must obtain additional financing in early 2000 to fund the expected increase in our exploration activities as a result of our recent exploration agreement with Texaco and our acquisition of properties from Shell. At December 31, 1999, we had $14.0 million of outstanding borrowings on our revolving bank lines.
In January 2000, McMoRan Oil & Gas amended its existing facility to increase its bank credit availability from $20 million to $35 million, under certain conditions. McMoRan Oil & Gas anticipates that its availability under the amended and restated facility will be no more than $30 million when its borrowing base is redetermined on April 1, 2000. At January 31, 2000, we had outstanding borrowings of $54.1 million and our remaining bank credit availability totaled approximately $47.8 million.

    We are engaged in discussions with potential investors, including companies now engaged in the oil and gas industry. We are considering raising capital from public capital markets and from private financial investors, and may raise capital from a combination of these potential sources. On January 21, 2000, we filed a registration statement with the Securities and Exchange Commission to register $300 million of securities. The registration statement would permit us to offer and sell from time to time up to an aggregate of $300 million of securities, including common stock, preferred stock and debt securities. The net proceeds of any future sale of these securities would, unless otherwise specified, be used for general corporate purposes, including working capital, the repayment or refinancing of indebtedness, future acquisitions and/or capital expenditures.

    For the year ended December 31, 2000, we have budgeted exploration and development expenditures of approximately $135 million. These budgeted amounts include $40 million for lease acquisition, including our purchase of the Shell leases. Development expenditures for 2000 are currently estimated to total approximately $6 million. The remaining budget amount would be expended on exploratory activities, primarily the drilling of exploration wells. These budgeted amounts are subject to change based on drilling results, the availability of supplies, equipment and personnel and the continuing evaluation of properties and prospects which may influence our current drilling plans. We will require significant amounts of new capital in order to fund these budgeted amounts, which we anticipate seeking in early 2000. See "Cautionary Statements." Also, additional costs will be incurred to restore production at Brazos Block A-19 (see Items 1 and 2, "Business and Properties-Principal Producing Properties").

    We have received a total of $5.0 million from our business interruption insurance claim covering the damages and lost production at our Main Pass sulphur mine resulting from the effects of Hurricane Georges in September 1998. We recorded the portion of these proceeds estimated to relate to lost production prior to Freeport Sulphur's acquisition as an adjustment to goodwill $(1.1 million) and the remainder as a reduction of 1999 production costs (see "Results of Operations" above). We do not expect to collect any additional funds on this insurance claim. During the fourth quarter of 1999, we received $0.7 million of property damage insurance proceeds associated with a claim primarily for our Main Pass oil operations to recover damages resulting from Hurricane Georges. These proceeds were recorded as a reduction of production expense, which offset the cost of related repairs incurred during the first half of 1999.

    In May 1999, our Board of Directors authorized an open market share purchase program for up to 1 million shares of our common stock, representing approximately 7 percent of our then outstanding 14.1 million common shares. In July 1999, the Board authorized the purchase of up to an additional 1 million shares of its common stock. Through December 31, 1999, we have purchased 1,444,735 shares of our common stock for $26.5 million, an average of $18.31 per share. The purchases included the purchase of all 769,535 shares of our common stock owned by Phosphate Resource Partners for $12.8 million, or $16.64 per share. The timing of our purchases is dependent upon many factors, including the price of our common stock, our operating results, cash flows and financial position, and general economic and market conditions. For the period January 1, 2000 through January 31, 2000, we purchased 255,700 shares of our common stock for $5.1 million, an average of $20.06 per share. As of January 31, 2000 approximately 0.3 million of the total 2 million shares authorized remain available for purchase.

    For discussion of litigation matters see Item 3, "Legal
Proceedings."

IMPACT OF YEAR 2000 COMPLIANCE
    The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. To date, all of our systems have continued to operate without any disruption related to Y2K. We will continue to closely monitor areas of particular risk including our business partners' ability to continue to meet
their commitments throughout the year.   The incremental cost
associated with our Y2K efforts totaled less than $0.3 million through 1999 and we do not expect to incur any additional costs related to this matter.

DISCLOSURES ABOUT MARKET RISKS
    Our revenues are derived from the sale of sulphur, crude oil and natural gas. In addition, natural gas purchases comprise a significant portion of the sulphur division's production costs. Our results of operations and cash flow can vary significantly with fluctuations in the market prices of these commodities. Based on projected 2000 sales volumes, each $1 per ton change in the average realized price on sulphur sales would have an approximate $3.1 million impact on revenues and an approximate $0.8 million impact on net income. Based on projected annual sales volumes from both existing producing properties and those expected to produce later in 2000 and considering the expected volumes to be consumed by our Main Pass operations, a $0.10 per mcf change in the average prices realized on natural gas would have a $1.0 million net impact on revenues and an approximate $0.1 million impact on net income. A $1 per barrel change in the average realization of oil would have a $1.1 million net impact on revenues and a $0.7 million net impact on net income.

    In response to market conditions, we have entered into oil and gas price protection contracts for some portion of our expected future production of crude oil and consumption of natural gas at our Main Pass operations. We have no other price protection contracts associated with any of our other properties. Freeport Sulphur has entered into contracts to purchase 900,000 million British thermal units (mmbtu) of natural gas at an average price of $2.43 per mmbtu during the first quarter of 2000. These contracts had a fair value of $(0.1) million at December 31, 1999. Additionally, Freeport Sulphur had hedged a portion of its Main Pass oil production. At December 31, 1999, Freeport Sulphur had contracts to sell 0.4 million barrels of oil at an average price of $20.48 per barrel through December 31, 2001. These contracts had a fair value of $(0.5) million at December 31, 1999. Because we have entered into these contracts and may enter into future contracts, we are exposed to a risk of financial loss because production could be less than we expect and there may be a change in the expected differential between the underlying price in the hedging agreement and the actual price received or paid. Additionally, these hedging activities may limit the benefit we would otherwise receive on a consolidated basis from increases in prices of oil and gas.

    Our revolving lines of credit have variable rates, which exposes us to interest rate risk. At the present time we do not hedge our exposure to fluctuations in interest rates. Based on our December 31, 1999 outstanding bank debt and interest rates, a change of 100 basis points in applicable annual interest rates would have an approximate $0.1 million impact on our 2000 net income.

    Since we conduct all our operations within the U.S. in U.S.
dollars and have no investments in equity securities, we currently are not subject to foreign currency exchange risk or equity price risk.

ENVIRONMENTAL
     We and our predecessors have a history of commitment to environmental responsibility. Since the 1940's, long before public attention focused on the importance of maintaining environmental quality, we have conducted pre-operational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of our operations. Our environmental policy commits our operations to compliance with local, state, and federal laws and regulations, and prescribes the use of periodic environmental audits of all facilities to evaluate compliance status and communicate that information to management. We believe that our operations are being conducted pursuant to necessary permits and are in compliance in all material respects with the applicable laws, rules and regulations. We have access to environmental specialists who have developed and implemented corporate-wide environmental programs. We continue to study methods to reduce discharges and emissions.

    Federal legislation (sometimes referred to as "Superfund" legislation) imposes liability for cleanup of certain waste sites, even though waste management activities were performed in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one responsible party may be required to bear more than its proportional share of cleanup costs if adequate payments cannot be obtained from other responsible parties. In addition, federal and state regulatory programs and legislation mandate clean-up of specific wastes at operating sites. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Third parties also have the right to pursue legal actions to enforce compliance. Liability under these laws can be significant and unpredictable. We have, at this time, no known significant liability under these laws.

    Estimated future expenditures to restore properties and related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. The future expenditures are estimated based on current costs, laws and regulations. As of December 31, 1999, we have fully accrued $31.7 million ($9.2 million of which will be reimbursed by third parties) for the estimated future abandonment and restoration costs associated with our non-operating sulphur assets, including the Culberson mine, which ceased operations on June 30, 1999. Current estimated abandonment costs for the Main Pass sulphur mine and related facilities total $59.5 million, of which $16.3 million was accrued at December 31, 1999. Our estimated annual accrual for abandonment costs for the Main Pass mine and related facilities is expected to increase by approximately $3.0 million to approximately $4.3 million, as a result of the reduction of estimated proved reserves associated with the mine (see "Recent Developments" above). The total estimated abandonment cost for Main Pass' oil operations is $7.0 million, all of which was accrued at December 31, 1999. The estimated total abandonment costs associated with our remaining oil and gas properties totaled $8.5 million, of which $4.0 million was accrued through December 31, 1999. These estimates are by their nature imprecise and are subject to revision in the future because of changes in governmental regulations, operations, technology and inflation.

    We have made, and will continue to make, expenditures at our operations for the protection of the environment. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to current operations may require substantial capital expenditures and may affect operations in other ways that cannot now be accurately predicted.

    We maintain insurance coverage in amounts deemed prudent for certain types of damages associated with environmental liabilities that arise from sudden, unexpected and unforeseen events.

CAUTIONARY STATEMENT
    Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contain forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of our management for future operations and our exploration and development activities are forward-looking statements. Factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in Item 1. and 2. in this Form 10-K.
                   __________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

Item 8.  Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

     McMoRan Exploration Co. (McMoRan) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

     McMoRan maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by McMoRan's internal auditors, PricewaterhouseCoopers LLP. In accordance with generally accepted auditing standards, McMoRan's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

     The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of McMoRan's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.


James R. Moffett            Richard C. Adkerson          Nancy D. Parmelee
Co-Chairman of the Board    Co-Chairman of the Board,    Senior Vice President,
                            President                    Chief Financial Officer
                            and Chief Executive Officer  and Secretary



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan EXPLORATION
CO.:

     We have audited the accompanying balance sheets of McMoRan Exploration Co. (a Delaware Corporation) as of December 31, 1999 and 1998 and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McMoRan Exploration Co. as of December 31, 1999 and 1998 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP
New Orleans, Louisiana
  January 19, 2000


                     McMoRan EXPLORATION CO.
                         BALANCE SHEETS

                                               December 31,
                                           --------------------
                                             1999        1998
                                           --------    --------
                                               (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                  $    -      $ 17,816
Accounts receivable:
  Customers                                  21,470      21,136
  Joint interest participants                   913       6,939
  Other                                       3,269       4,001
Inventories:
  Product                                    10,441       5,810
  Material and supplies                       6,178       9,105
Deferred tax asset                            2,571       3,166
Prepaid expenses                              1,665       1,596
  Total current assets                       46,507      69,569
                                           --------    --------
Property, plant and
  equipment, net (see Note 6)               198,532     187,137
Deferred tax asset                           32,370      31,834
Goodwill (net of accumulated
  amortization of $451 and $144,
  respectively)                              11,602      18,078
Other assets                                 12,270      13,770
                                           --------    --------
Total assets                               $301,281    $320,388
                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                           $ 32,070    $ 27,549
Accrued liabilities                          12,727      13,895
Current portion of abandonment,
  reclamation and
  mine shutdown reserves                      3,838       6,536
Other                                           980         609
     Total current liabilities               49,615      48,589
                                           --------    --------
Abandonment, reclamation and
  mine shutdown reserves                     55,126      60,047
Long-term debt                               14,000         -
Other liabilities                            27,469      32,952
Stockholders' equity:
Preferred stock, par value
  $0.01, 50,000,000 shares authorized
  and unissued                                  -           -
Common stock, par value
  $0.01, 150,000,000 shares authorized,
  14,229,904 shares and 14,080,033 shares
  issued and outstanding, respectively          142         141
Capital in excess of par value
  of common stock                           249,625     247,010
Accumulated deficit                         (68,242)    (68,351)
Common stock held in treasury
  - 1,444,735 shares, at cost               (26,454)        -
 Total stockholders' equity                 155,071     178,800
                                           --------    --------
Total liabilities and stockholders' equity $301,281    $320,388
                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                    STATEMENTS OF OPERATIONS

                                     Years Ended December 31,
                                 --------------------------------
                                   1999        1998        1997
                                 --------    --------    --------
                                      (In Thousands, Except
                                        Per Share Amounts)
Revenues                         $244,031    $ 45,902    $ 13,552
Costs and expenses:
Production and delivery costs     188,548      27,728       1,180
Depreciation and amortization      37,059      17,733      10,071
Exploration expenses                6,411      14,533      12,380
General and
 administrative expenses           15,007       5,679       2,114
Gain on sale of property,
 plant and equipment               (3,105)       (447)     (2,289)
                                 --------     -------     -------
  Total costs and expenses        243,920      65,226      23,456
                                 --------     -------     -------
Operating income (loss)               111     (19,324)     (9,904)
Interest expense                     (679)       (238)     (1,272)
Other income, net                     748       1,446         638
                                 --------     -------     -------
Net income (loss)
 before income taxes                  180     (18,116)    (10,538)
Income tax provision                  (71)        -           -
                                 --------    --------    --------
Net income (loss)                $    109    $(18,116)   $(10,538)
                                 ========    ========    ========

Net income (loss) per share
 of common stock:
  Basic                             $0.01      $(1.96)     $(2.80)
                                    =====      ======      ======
  Diluted                           $0.01      $(1.96)     $(2.80)
                                    =====      ======      ======

Average common shares outstanding:
  Basic                            13,385       9,230       3,769
                                   ======       =====       =====
  Diluted                          13,651       9,230       3,769
                                   ======       =====       =====

The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
                     STATEMENTS OF CASH FLOW

                                           Years Ended December 31,
                                       --------------------------------
                                         1999        1998        1997
                                       ---------   --------    --------
                                             (In Thousands)
Cash flow from operating activities:
Net income (loss)                       $   109    $(18,116)   $(10,538)
Adjustments to reconcile net income
   (loss) to net cash provided
   by (used in) operating activities:
  Depreciation and amortization          37,059      17,733      10,071
  Exploration expenses                    6,411      14,533      12,380
  Gain on sale of property, plant
   and equipment                         (3,105)       (447)     (2,289)
  Reclamation and mine shutdown
   expenditures                          (7,351)        -           -
Change in assets and liabilities,
 net of effects of acquisitions:
     (Increase) decrease in working capital:
           Accounts receivable            2,244      10,291     (11,367)
           Accounts payable and
            accrued liabilities           6,691      (1,120)     (1,305)
           Inventories, prepaid expense
            and other                    (4,274)        585        (617)
      Other                              (2,256)      2,753         153
                                        -------    --------    --------
Net cash provided by (used in)
 operating activities                    35,528      26,212      (3,512)
                                        -------    --------    --------

Cash flow from investing activities:
Exploration and development
 expenditures                           (29,847)    (49,750)    (33,677)
Purchase of oil and gas interests       (35,030)     (5,037)    (26,005)
Proceeds from the disposition of
 oil and gas properties                   9,509         450       2,884
Proceeds from the disposition of
 sulphur property,
 plant and equipment                     11,059         -           -
Cash and cash equivalents acquired
 from Freeport Sulphur,
 net of transaction costs                   -        17,699         -
Other                                     1,692        (293)       (502)
                                       --------    --------    --------
Net cash used in investing activities   (42,617)    (36,931)    (57,300)
                                       --------    --------    --------

Cash flow from financing activities:
Purchase of McMoRan common stock        (26,367)        -           -
Borrowings on revolving credit
 facility, net                           14,000         -           -
Proceeds from exercise of stock options   1,973         293         -
Freeport Sulphur acquisition costs
 and other                                 (333)       (907)        -
Net proceeds from rights offering           -           -        92,217
Proceeds from production loan               -           -        13,520
Payments on production loan                 -           -       (26,276)
                                       --------    --------    --------
Net cash provided by (used in)
 financing activities                   (10,727)       (614)     79,461
                                       --------    --------    --------
Net increase (decrease) in cash
 and cash equivalents                   (17,816)    (11,333)     18,649
Cash and cash equivalents at
 beginning of year                       17,816      29,149      10,500
                                       --------    --------    --------
Cash and cash equivalents at
 end of year                           $    -      $ 17,816    $ 29,149
                                       ========    ========    ========

Interest paid                          $    783    $    238    $  1,272
                                       ========    ========    ========
Income taxes paid                      $     12    $    -      $    -
                                       ========    ========    ========

The accompanying notes, which include information in Notes 2, 3, 7, 8 and 10 regarding noncash transactions, are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands)

                                        Capital in Common
                                          Excess    Stock
                        Preferred Common  of Par   Held in Accumulated
                          Stock   Stock   Value   Treasury   Deficit   Total
                        --------- ------ -------- -------- --------- ---------
Balance at
January 1, 1997            $  -   $ 140 $ 47,803 $    -    $(39,697) $   8,246
 Shares issued in
  rights offering             -     286   91,931      -         -       92,217
 Stock payments to CLK, stock
  option exercises and other  -       1      772      -         -          773
 Net loss                     -     -        -        -     (10,538)   (10,538)
                            ----- ----- -------- --------  --------  ---------
Balance at December 31, 1997  -     427  140,506      -     (50,235)    90,698
 Effective five to one reverse stock
  split resulting from the Freeport
  Sulphur acquisition         -    (342)     342      -         -          -
 Shares issued to acquire Freeport
  Sulphur                     -      55  105,695      -         -      105,750
 Stock payments to CLK,
  stock option exercises
  and other, net of
  acquisition costs of
  $0.9 million                -       1      467      -         -          468
 Net loss                     -     -        -        -     (18,116)   (18,116)
                            ----- ----- -------- --------  --------  ---------
Balance at December 31, 1998  -     141  247,010      -     (68,351)   178,800
 Stock payments to CLK,
  stock option
  exercises and other         -       1    2,615      -         -        2,616
 Purchase of 1,444,735 shares of
   McMoRan common stock       -       -      -    (26,454)      -      (26,454)
 Net income                   -       -      -        -         109        109
                           ------ ----- -------- --------  --------  ---------
Balance at
 December 31, 1999         $  -   $ 142 $249,625 $(26,454) $(68,242) $(155,071)
                           ====== ===== ======== ========  ========  =========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION
 Background. McMoRan Exploration Co. (McMoRan), a Delaware corporation, became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their respective operations (the Merger). As a result, both McMoRan Oil and Gas LLC and Freeport-McMoRan Sulphur LLC (Freeport Sulphur) became wholly owned subsidiaries and operating segments of McMoRan. In the Merger, Freeport Sulphur's shareholders received 0.625 McMoRan common shares for each Freeport Sulphur outstanding common share or a total of 5.5 million McMoRan shares, while McMoRan Oil & Gas' shareholders received 0.20 McMoRan common shares for each McMoRan Oil & Gas outstanding common share, or a total of 8.6 million McMoRan common shares. McMoRan's Board of Directors and executive management include former members of the Boards of Directors and executive management of both McMoRan Oil & Gas and Freeport Sulphur.

Basis of Presentation. The Merger is reflected in the accompanying financial statements using the purchase method of accounting, with McMoRan Oil & Gas as the acquiring entity.
Accordingly, these financial statements reflect historical assets, liabilities, revenues and expenses attributable to McMoRan Oil & Gas as the predecessor of McMoRan and all subsequent references to McMoRan for the period prior to the Merger refer to the oil and gas operations previously conducted by McMoRan Oil & Gas. Operating results of the acquired assets are included on and after November 17, 1998. Prior years' earnings per share, weighted average shares outstanding and certain stock option information have been restated to reflect the effective reverse stock split of McMoRan Oil & Gas' shares resulting from the Merger. The assets acquired and liabilities assumed from Freeport Sulphur were recorded at estimated fair values based on cash flow models and independent appraisals (Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. Investments in joint ventures and partnerships in which McMoRan owns an undivided interest in the underlying assets are reflected in the accompanying financial statements using the proportionate consolidation method in accordance with standard industry practice.

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

Inventories. Inventories are stated at the lower of average cost or market. McMoRan recorded a $2.7 million reduction of its sulphur inventory cost in the fourth quarter of 1999, so that its sulphur inventory carrying cost at December 31, 1999 approximates its net realizable value.

Property, Plant and Equipment.
Oil and Gas. McMoRan follows the successful efforts method of accounting for its oil and gas exploration and development activities. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of exploratory wells are capitalized if the wells find proved reserves and otherwise are expensed. Costs of leases and development activities are also capitalized. Other exploration costs are expensed. Depreciation and amortization are determined on a field-by-field basis using the unit-of-production method. Gains or losses are included in earnings when properties are sold.

Sulphur. McMoRan's sulphur property, plant and equipment are carried at cost, which includes the estimated fair values of assets acquired in the Merger (Note 3) together with subsequent expenditures for improvements which extend the lives of the related assets. Depreciation for sulphur mining and production assets, including related estimated future abandonment and restoration costs, is determined using the unit-of-production method based on estimated proved reserves. Other sulphur-related assets are depreciated on a straight line basis over estimated lives of 30 years for terminals and certain transportation assets and 5 to 15 years for machinery, equipment and the remaining transportation assets.

Other. Other property, plant and equipment are carried at cost less salvage value and are depreciated on a straight-line basis over their estimated remaining useful life.

     Costs for unproved oil and gas properties are assessed periodically, and a loss is recognized if the properties are impaired. When events or circumstances indicate that a proved oil and gas property, sulphur property or other long-lived asset carrying amounts may not be recoverable, a reduction of the carrying amount of long-lived assets to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, McMoRan determines fair value using valuation techniques such as expected future cash flows. No impairment losses are reflected in the accompanying financial statements.

Financial Instruments and Contracts. Based on its assessment of market conditions, McMoRan may enter into financial contracts to manage certain risks resulting from fluctuations in commodity prices (oil and natural gas). Costs or premiums and gains or losses on contracts meeting deferral criteria, including closed contracts, are recognized with the hedged transactions. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. McMoRan monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with financially strong counterparties. During 1999, McMoRan recognized a $1.1 million gain associated with changes in the fair value of a natural gas put option that existed at the Merger date. McMoRan had recorded a $1.1 million liability in its original purchase price determination related to this put option. At December 31, 1999, McMoRan had outstanding natural gas option contracts related to its Main Pass sulphur operations and forward oil sales contracts related to its Main Pass oil operations.

      Freeport Sulphur has a price protection program covering approximately 50 percent of its Main Pass sulphur mine natural gas requirements for the first quarter of 2000. As of December 31, 1999, Freeport Sulphur had contracts to purchase approximately 900,000 million British thermal units (mmbtu) of natural gas at an average price of $2.43 per mmbtu. These contracts had a fair value of approximately $(0.1) million as of December 31, 1999.

     Freeport Sulphur also has oil forward sales contracts related to its Main Pass oil production. Gains or losses on these contracts are recognized with the hedged transaction. Freeport Sulphur settled contracts on 0.1 million barrels of oil at a cost of $0.2 million during the fourth quarter of 1999. As of December 31, 1999, Freeport Sulphur had contracts to sell 0.4 million barrels of oil at an average price of $20.48 per barrel through December 2001. These contracts had a fair value of approximately $(0.5) million as of December 31, 1999.

     In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. McMoRan has tentatively determined it will adopt SFAS 133 effective January 1, 2001 and does not believe adoption will have a material impact on its financial position or results of operations.

Environmental Remediation and Compliance. McMoRan incurs costs for environmental programs and projects. Expenditures pertaining to future revenues from operations are capitalized. Expenditures resulting from the remediation of conditions caused by past operations that do not contribute to future revenue generation are expensed. Liabilities are recognized for remedial activities when the efforts are probable and the costs can be reasonably estimated.

     Estimated future expenditures to restore properties and related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. These future expenditures are estimated based on current costs, laws and regulations. At December 31, 1999, McMoRan had $59.0 million in accrued abandonment, reclamation and mine shutdown costs, collectively referred to as abandonment costs hereafter. This total includes $31.7 million for the fully accrued estimated abandonment costs associated with its non-operating sulphur assets, including the Culberson mine, which permanently ceased operations on June 30, 1999. This amount is partially offset by a $9.2 million receivable included in "Other Assets," representing a third party reimbursement commitment relating to another non-operating sulphur property. Additionally, at December 31, 1999, McMoRan's estimated abandonment costs of its Main Pass oil operations totaling $7.0 million were fully accrued. McMoRan's share of estimated abandonment costs associated with its Main Pass sulphur mine and related facilities totaled $59.5 million at December 31, 1999, of which $16.3 million was accrued. McMoRan's share of estimated abandonment costs associated with its oil and gas properties, excluding Main Pass oil, totaled $8.5 million at December 31, 1999, of which $4.0 million was accrued. These estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

Share Repurchase Program. In May 1999, McMoRan's Board of Directors authorized an open market share purchase program for up to 1 million shares of its common stock, representing approximately 7 percent of its then outstanding 14.1 million common shares. In July 1999, the Board authorized the purchase of up to an additional 1 million shares of McMoRan's common stock. As of December 31, 1999, McMoRan had purchased 1,444,735 shares of its common stock at an average cost of $18.31 per share.

Earnings Per Share. Basic net income (loss) per share was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the years presented. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the years presented plus outstanding dilutive options, which represented approximately 266,000 shares of common stock during 1999.
McMoRan had outstanding options representing approximately 164,000 shares of common stock in 1998 and 125,000 shares of common stock in 1997 that otherwise would have been included in the calculation of diluted net loss per share, but were excluded as anti-dilutive considering the losses incurred during the respective years.

    Outstanding options to purchase approximately 472,000 shares of common stock, at an average exercise price of $22.15 in 1999, 813,000 shares of common stock at an average exercise price of $19.31 in 1998, and 428,000 shares of common stock at an average exercise price of $18.30 in 1997 were excluded from the diluted net income (loss) per share calculation because their exercise prices were greater than the average market price of McMoRan's common shares for the years presented.

3.  ACQUISITIONS
As a result of the Merger, McMoRan acquired Freeport Sulphur, a business engaged in the mining, purchasing, transporting, terminaling, processing, and marketing of sulphur and the
production of related oil reserves.   The purchase price ($109.1
million) was based on the market value of Freeport Sulphur's stock at the time the Merger was announced plus related Merger costs. The excess purchase price over the estimated fair value of the net assets acquired was allocated to goodwill, which is being amortized on a straight-line basis over the estimated average remaining lives of the assets acquired (30 years). The final purchase price allocation follows (in thousands):


    Current assets                               $  61,334a
    Property, plant and equipment                  106,906
    Deferred tax asset                              35,000
    Goodwill                                        12,053
    Current liabilities                            (26,845)b
    Reclamation and mine shutdown reserves (net)   (53,939)a
    Other long-term liabilitiesand assets (net)    (25,453)a
                                                 ---------
         Investment in Freeport Sulphur          $ 109,056
                                                 =========

a. Includes all reclamation and mine shutdown reserves offset by a $0.1 million current receivable and a $9.6 million long-term receivable, which represents a third party obligation to reimburse McMoRan for costs.
b. Excludes current portions of reclamation and mine shutdown reserves totaling $8.8 million.

    The allocation of purchase price was adjusted in 1999 upon the final determination of the valuation of certain assets acquired and liabilities assumed. The most significant adjustments included an increase in value assigned to McMoRan's sulphur transportation and terminaling assets of $22.1 million and a decrease in value assigned to the Main Pass sulphur mine assets of $19.6 million. The increase in value of the transportation and terminaling assets resulted from the finalization of appraised values with additional valuation information obtained during 1999. The Main Pass re-allocation was the result of the evaluation of certain uncertainties that existed at the time of the Merger. The most significant of these include the sustainable production rates associated with the mine and certain production cost savings that were excluded from McMoRan's initial evaluation.

    Effective January 1, 2000, McMoRan acquired from Texaco Exploration and Production Inc. (Texaco) the right to explore and earn assignments of operating rights in 89 oil and gas properties. The properties cover about 391,000 gross acres and are located in water depths ranging from 10 to 2,600 feet in federal and state waters offshore Louisiana and Texas. McMoRan has committed to $110 million of exploration expenditures by June 30, 2003 (see Note 10).

     On January 14, 2000, McMoRan purchased from Shell Offshore Inc. (Shell), a wholly owned subsidiary of Royal Dutch Petroleum Co., Shell's interest in 56 exploration leases for $37.7 million. The leases cover approximately 260,000 gross acres and are located in varying water depths of up to a maximum of approximately 2,000 feet in the offshore Louisiana area. Four of the leases are subject to preferential rights and may ultimately be excluded from the purchase, which would result in an adjustment of approximately $2.6 million to the purchase price. McMoRan funded the purchase with borrowings under its existing bank lines of credit (see Note 9).

  The following unaudited selected pro forma information presents the results of operations of McMoRan as if the Merger had occurred on January 1, 1997 and as if McMoRan's acquisitions described in Notes 4 and 5 had occurred on January 1, 1997, except for the purchase of Phosphate Resource Partners' interest in the exploration program which date is January 1, 1998. These unaudited pro forma results of operations have been prepared for informational purposes only and do not necessarily indicate the results of operations that actually would have occurred had the acquisitions taken place on these dates, or which may result in the future.

                                       Years Ended December 31,
                                  ---------------------------------
                                      1999       1998        1997
                                  ---------   ---------   ---------
                                 (In Thousands, except per share data)
      Revenue                     $ 253,476   $ 198,324   $ 220,168
      Net loss                       (8,620)    (46,990)    (13,885)
      Basic and diluted net loss
        per share                     (0.61)      (3.34)      (0.99)


4.  RIGHTS OFFERING AND EXPLORATION PROGRAM
In November 1997, McMoRan received net proceeds of $92.2 million from the sale of 28.6 million shares of common stock at $3.50 per share (equivalent to approximately 5.7 million McMoRan common stock shares at $17.50 per share, as adjusted to reflect the effects of the Merger) under the terms of a rights offering to existing shareholders (the Rights Offering). The proceeds included $13.5 million from Phosphate Resource Partners Limited Partnership (Phosphate Resource Partners) (see Note 5). McMoRan used approximately $44.5 million of the Rights Offering proceeds to purchase from Phosphate Resource Partners certain assets of, and to repay borrowings under, a previous exploration program with MCN Energy Group Inc. (MCN Energy Group) (the MCN Program). McMoRan used the remaining portion of the Rights Offering proceeds to fund a portion of its share of an aggregate $210 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast region (the Exploration Program). Phosphate Resource Partners and McMoRan contributed all of their joint interests in exploration properties formerly part of the MCN Program and certain other properties to the Exploration Program. On November 9, 1999, McMoRan purchased Phosphate Resource Partners' 47 percent interest in the Exploration Program for $32 million, excluding certain customary purchase price adjustments and related acquisition costs. Phosphate Resource Partners and its parent, IMC Global Inc., also agreed to dismiss with prejudice a lawsuit against McMoRan (see Note 10). McMoRan currently owns a 95 percent interest in the Exploration Program, with Mr. Gerald J. Ford, a member of McMoRan's Board of Directors, owning the remaining five percent.

5.  TRANSACTIONS WITH AFFILIATES
Management Services. FM Services Company (FM Services) provides certain management and administrative services to McMoRan including technical, administrative, accounting, financial, tax and other services under a management services agreement. Related amounts charged to McMoRan, which include the actual costs of these services and related overhead, totaled $9.9 million in 1999 and $4.3 million in 1998. FM Services provided services for a fixed annual fee of $1 million during 1997. Effective with the Merger, McMoRan owned 45 percent of FM Services. Prior to the Merger, McMoRan owned 25 percent of FM Services. Management believes the costs for these services do not differ materially from the costs that would have been incurred had the relevant personnel providing the services been employed directly by McMoRan during 1999 and 1998.

Phosphate Resource Partners Limited Partnership.  As discussed in
Note 4, in November 1997, Phosphate Resource Partners purchased approximately 9 percent or 3.9 million of McMoRan's total shares (equivalent to approximately 5.5 percent or 770,000 of McMoRan's post Merger total shares) for $13.5 million in fulfillment of its commitment to purchase any shares relating to unexercised rights from the Rights Offering (the Stand-By Commitment). In August 1997, Phosphate Resource Partners purchased MCN Energy Group's interest in the Vermilion Blocks 160 and 410 oil and gas fields ($24.5 million), and assumed the then outstanding debt owed by McMoRan under the MCN Program ($20.0 million). McMoRan paid Phosphate Resource Partners a $6.0 million Stand-By Commitment fee for acquiring and holding these assets until completion of the Rights Offering, for entering into the Stand-By Commitment and for agreeing to enter the Exploration Program. During the third quarter of 1999, as part of McMoRan's open market share purchase program (see Note 2), McMoRan purchased all of the shares owned by Phosphate Resource Partners for $12.8 million or $16.64 per share. For further discussion of certain litigation involving Phosphate Resource Partners see Note 10.

Property Purchase. In September 1997, McMoRan purchased for $4.5 million all of the oil and gas interests owned by Stratus Properties Inc., a publicly traded company affiliated with McMoRan at the time of the sale because it shared common management and a common director. These properties, which included three exploration prospects representing $3.0 million of the purchase price and numerous property interests, are located offshore in the Gulf of Mexico and in various onshore areas of the United States. The acquisition cost of the three exploration properties was shared 60 percent by Phosphate Resource Partners and 40 percent by McMoRan and was included in the Exploration Program.

Program Participant. Effective December 15, 1997, Mr. Gerald J. Ford, an individual investor elected to McMoRan's Board of Directors in January 1998, became an individual participant in the Exploration Program. Through December 31, 1999, Mr. Ford has paid $5.6 million for his proportionate share of the Exploration Program and related development costs incurred.

6.  PROPERTY, PLANT AND EQUIPMENT


The components of net property, plant and equipment follow (in thousands):
                                                 December 31,
                                           ------------------------
                                             1999           1998
                                           ---------     ----------
      Buildings and facilities, other
        than oil and gas                   $  27,761     $  42,598
      Oil and gas exploration and
        development costs                    137,046       108,212
      Transportation and terminaling          76,477        62,034
      Other                                    1,741         1,562
                                           ---------     ---------
      Property, plant and equipment          243,025       214,406
      Accumulated depreciation and
        amortization                         (44,493)      (27,269)
                                           ---------     ---------
      Property, plant and equipment, net   $ 198,532     $ 187,137
                                           =========     =========

7.  EMPLOYEE BENEFITS
Stock Options. Prior to the Merger, both McMoRan Oil & Gas and Freeport Sulphur had outstanding non-qualified stock options and McMoRan Oil & Gas had outstanding stock appreciation rights (collectively, stock-based awards) previously granted under certain McMoRan Oil & Gas and Freeport Sulphur benefit plans. Pursuant to the Merger, all outstanding stock-based awards were cancelled and substituted with McMoRan stock options granted under the McMoRan Adjusted Stock Award Plan (McMoRan Adjusted
Plan).

     The McMoRan Adjusted Plan issued stock options on the same basis as the McMoRan common shares that were distributed to the former McMoRan Oil & Gas and Freeport Sulphur shareholders upon consummation of the Merger (see Note 1). Accordingly, for each McMoRan Oil & Gas and Freeport Sulphur stock-based award outstanding at the Merger date, McMoRan stock options were granted in amounts and with exercise prices equal to the previous McMoRan Oil & Gas and Freeport Sulphur awards, as adjusted to reflect the Merger. Each McMoRan stock option has the same vesting schedule, expiration date and substantially the same terms and conditions as the original McMoRan Oil & Gas and Freeport Sulphur stock-based awards.

     In November 1998, the McMoRan Oil & Gas and Freeport Sulphur shareholders approved the McMoRan 1998 stock option plan (the 1998 Plan) in connection with the Merger. The 1998 Plan is authorized to grant options representing up to 775,000 McMoRan common shares. McMoRan also adopted the McMoRan 1998 Stock Option Plan for Non-Employee Directors (the Director Plan), authorizing McMoRan to grant directors options to purchase up to 75,000 McMoRan common shares. Generally, stock options granted are exercisable in 25 percent annual increments beginning one year from the date of grant and will expire 10 years after the date of grant. However, in early 1999, an investor group's beneficial ownership of McMoRan common stock increased to a level that exceeded the 20 percent threshold that triggers acceleration of the vesting periods under the provision of the McMoRan Adjusted Plan. As a result, all options issued under the McMoRan Adjusted Plan became fully exercisable. Options to purchase 152,250 shares under the 1998 Plan and 72,000 shares under the Director Plan were available for new grants as of December 31, 1999.

     A summary of stock options outstanding (with prior years' outstanding McMoRan Oil & Gas options adjusted to reflect the effective reverse stock split as a result of the Merger) follows:

                          1999                1998                1997
                   -------------------  ------------------  ------------------
                              Average              Average             Average
                   Number of  Option    Number of   Option  Number of   Option
                    Options    Price     Options    Price    Options    Price
                   ---------  --------  ---------  -------  ---------  -------
Beginning of year  1,501,884  $  16.82  1,021,227  $ 15.80    427,939  $ 19.40
Granted              646,000     17.49     65,500    24.95    469,546    17.95
Issued to Freeport
  Sulphur
  optionholders         -          -      464,784    17.87       -
Adjustments             -          -         -         -      156,449      -
Exercised           (121,666)    16.16    (19,885)   15.23     (6,932)   16.40
Expired/forfeited   (135,105)    17.21    (29,742)   17.70    (25,775)   17.70
                   ---------            ---------           ---------
End of year        1,891,113     17.06  1,501,884    16.82  1,021,227    15.80
                   =========                                =========


     In July 1997, pursuant to a new stock option plan approved by Board of Directors, options exercisable over a four-year period to purchase 390,800 equivalent McMoRan common shares were granted to certain officers, employees, and others. All such options were granted at the July 1997 market price of $18.13. McMoRan's shareholders approved the new stock option plan and subsequent grants in October 1997, at which time the market price of McMoRan's stock was $21.35 per share. McMoRan recognizes non-cash compensation expense for the market price differential. Summary information of stock options outstanding at December
31, 1999 follows:

                                 Options Outstanding         Options Exercisable
                          --------------------------------  ------------------
                                       Weighted   Weighted            Weighted
                                        Average    Average             Average
                            Number     Remaining   Option     Number    Option
Range of Exercise Prices  of Options     Life       Price   Of Options  Price
------------------------  ----------  -----------  -------  ---------  -------
   $9.44 to $13.89          723,090     5.9 years  $ 12.76    389,590  $ 11.81
   $14.20 to $21.01         828,297     5.4 years    18.52    817,297    18.50
   $21.70 to $25.31         339,726     7.4 years    22.65     64,726    24.86
                          ---------                         ---------
                          1,891,113                         1,271,613
                          =========                         =========

     McMoRan has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for McMoRan's stock option grants except as discussed above. Had compensation cost for McMoRan's stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, McMoRan's proforma results would have reflected an $8.6 million net loss ($0.63 per share) compared to its $0.1 million ($0.01 per share) reported net income for 1999. These 1999 proforma results include approximately $8.0 million of compensation associated with the accelerated vesting of options granted under the McMoRan Adjusted Plan. McMoRan's SFAS 123 proforma results would have reflected an increase in its net losses by $3.0 million to $21.1 million ($2.29 per share) in 1998, and by $1.1 million to $11.6 million ($3.08 per share) in 1997. For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option pricing model. The weighted average fair value for stock option grants was $10.00 per option in 1999, and $7.89 per option in 1998 and $14.45 per option in 1997, as adjusted for the effects of the Merger. The weighted average assumptions used include a risk-free interest rate of 5.6 percent in 1999, 5.3 percent in 1998 and 6.6 percent in 1997, with expected volatility of 34 percent in 1999, 47 percent in 1998 and 67 percent in 1997 and expected lives of 10 years. The pro forma effects on net income are not representative of future years because of the accelerated vesting in 1999 and because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

Pension Plans and Other Benefits. McMoRan's defined benefit plan assets and liabilities and related costs prior to the Merger were immaterial due to its limited number of employees. In connection with the Merger, McMoRan acquired Freeport Sulphur's defined benefit plan and merged its plan into Freeport Sulphur's. Substantially all employees are covered by McMoRan's defined benefit plan. Under the plan, McMoRan credits each participant's account annually with at least 4 percent of the participant's qualifying compensation. Additionally, interest is credited annually to each participant's account balance. McMoRan funds its respective pension liability in accordance with Internal Revenue Service guidelines. Additionally, for those employees in the qualified defined benefit plan whose benefits are limited under federal income tax laws, McMoRan sponsors an unfunded, nonqualified plan. McMoRan, as a result of the Merger, also provides certain health care and life insurance benefits (Other Benefits) for retired employees. In connection with certain early retirement programs implemented during 1999, McMoRan increased its benefit obiligation by approximately $3.0 million in special termination benefits granted to retiring employees. McMoRan has the right to modify or terminate these benefits. Information on the McMoRan plans follows (dollars in thousands):


                                      Pension Benefits        Other Benefits
                                     --------------------   ------------------
                                       1999       1998        1999       1998
                                     ---------   --------   --------   -------
Change in benefit obligation:
Benefit obligation at the beginning
 of the year                         $ (10,366)  $    -     $ (1,953)  $  -
Acquisition of Freeport Sulphur            -      (10,860)       -      (1,856)
Service cost                              (782)       (60)      (104)       (9)
Interest cost                             (783)       (60)      (128)      (10)
Plan amendments                            -          -          (65)      -
Special termination benefits            (3,031)       -          -         -
Actuarial gain (losses)                    261        613        492       (78)
Benefits paid                            2,149          1          8       -
                                     ---------   --------   --------   -------
Benefit obligation at end of year      (12,552)   (10,366)    (1,750)   (1,953)
                                     ---------   --------   --------   -------
Change in plan assets:
Fair value of plan assets at
 beginning of year                      15,306        -          -         -
Acquisition of Freeport Sulphur            -       14,714        -         -
Actual return on plan assets             2,478        593        -         -
Employer contributions                     -          -            8       -
Benefits paid                           (2,149)        (1)        (8)      -
                                     ---------   --------   --------   -------
Fair value of plan assets at
 end of year                            15,635     15,306        -         -
                                     ---------   --------   --------   -------

Funded status                            3,083      4,940     (1,750)   (1,953)
Unrecognized net actuarial
 (gain) loss                            (2,496)    (1,095)      (414)       78
Unrecognized prior service cost            -          -           60       -
                                     ---------   --------   --------   -------
Prepaid (accrued) benefit cost       $     587   $  3,845   $ (2,104)  $(1,875)
                                     =========   ========   ========   =======
Weighted-average assumptions
 (percent):
Discount rate                             8.00       6.75       8.00      6.75
Expected return on plan assets            9.00       9.00        -         -
Rate of compensation increase             4.25       4.25        -         -


     The initial health care cost trend rate used for the other benefits was 7.0 percent for 1999, decreasing ratably annually until 2004 reaching 4.75 percent. A one-percentage point increase or decrease is assumed health care cost trend rates would not have a significant impact on service or interest costs. The components of net periodic benefit cost for McMoRan's plans follow (in thousands):

                                       Pension Benefits   Other Benefits
                                       ----------------   --------------
                                         1999     1998     1999    1998
                                       -------   ------   ------  ------
Service cost                           $   782   $   60   $  104  $    9
Interest cost                              783       60      128      10
Expected return on plan assets          (1,339)    (112)      -       -
Amortization of prior service costs        -         -         5      -
                                       -------   ------   ------  ------
Net periodic benefit cost              $   226   $    8   $  237  $   19
                                       =======   ======   ======  ======

     McMoRan has a savings plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 20 percent of their pre-tax compensation subject to limitations prescribed by the Internal Revenue Code, which for both 1998 and 1999 was $10,000. McMoRan matches 100 percent of the first 5 percent of the employees' contribution, with such matching amounts vesting after 5 years of service, the amount of which was $0.7 million in 1999. These amounts were immaterial in 1998 and 1997. McMoRan has other employee benefit plans, certain of which are related to McMoRan's performance, which costs are recognized currently in general and administrative expense.

8.  INCOME TAXES
McMoRan recorded a $35.0 million net deferred tax asset pursuant to SFAS 109, "Accounting for Income Taxes," upon the acquisition of Freeport Suphur's assets (see Note 3). McMoRan's results of operations are highly dependent upon oil, gas and sulphur prices and production quantities, which may vary from estimates.
McMoRan has evaluated the realizability of the net deferred tax asset in light of estimates of production quantities, oil, gas and sulphur prices and the level of expected future expenses. Although McMoRan currently believes that these net deferred tax assets more likely than not will be realized through future earnings and/or tax planning strategies, changes in estimates of projected operating results could result in changes in the amount of deferred tax assets considered realizable. Recognition of future tax benefits resulting from reduction of the valuation allowance relating to the Freeport Sulphur acquisition will reduce any related goodwill remaining at that time, while other changes in the valuation allowance will be charged to earnings. The components of McMoRan's net deferred tax asset at December 31, 1999 and 1998 follow (in thousands):

                                                 December 31,
                                             -------------------
                                               1999       1998
                                             --------   --------
Net operating loss carryforwards
 (expire 2006-2019)                          $ 43,871   $ 43,157
Capital loss carryforwards (expired in 1999)      -        4,924
Property, plant and equipment                  30,673     29,714
Reclamation and shutdown reserves              20,833     19,060
Deferred compensation, postretirement
  and pension benefits                          3,650      3,650
Goodwill                                        3,234      3,529
Other                                           3,199        957
Less valuation allowance                      (70,519)   (69,991)
                                             --------   --------
  Net deferred tax asset                     $ 34,941   $ 35,000
                                             ========   ========

    McMoRan recognized no income tax provision or benefit prior to 1999. Income taxes totaled $71,000 in 1999, which included state income taxes of $12,000 and deferred federal income taxes of $59,000.


Reconciliations of the differences between income taxes computed at the federal statutory tax rate and the income taxes recorded follow (dollars in thousands):

                                   1999            1998             1997
                              --------------  ---------------  ---------------
                              Amount Percent  Amount  Percent   Amount Percent
                              ------ -------  ------- -------  ------- -------
Income taxes
  computed at the federal
 statutory income tax rate    $  (63)  (35)%  $ 6,341   35 %   $ 3,688    35 %
Change in valuation allowance   (525) (291)%   (6,341) (35)%    (3,688)  (35)%
State taxes and other            517   287 %      -      -         -       -
                              ------  ----    -------  ---     -------  ----
Income tax provision          $  (71)  (39)%      -      -         -       -
                              ======  ====    =======  ===     =======  ====


9.   LONG-TERM DEBT

                                                    December 31,
                                                --------------------
                                                  1999        1998
                                                ---------   --------
                                                   (In Thousands)
Freeport Sulphur credit facility, average rate
     7.48% in 1999                              $  14,000   $   -
McMoRan Oil & Gas credit facility, average
   rate 8.21% in 1999                                -          -
                                                ---------   --------
                                                $  14,000   $   -
                                                =========   ========


McMoRan has two separate credit facilities, providing for aggregate borrowings of up to $135 million, subject to certain restrictions. As a result of the Merger, McMoRan assumed a $100 million variable rate revolving credit facility (approximately $50 million unborrowed availability available at December 31,
1999) with a group of banks previously established by Freeport Sulphur. The variable rate facility matures in December 2002, requires minimum levels of cash flow to interest coverage and permits a maximum allowable debt to cash flow level for McMoRan's sulphur subsidiary. The facility is subject to a negative pledge on certain of McMoRan's sulphur assets. Facility fees on the unused $100 million commitment are variable, with a minimum of 0.2 percent annually.

      In August 1998, McMoRan Oil & Gas entered into a one-year, unsecured variable rate $15 million line of credit with a group of banks. During the third quarter of 1999 McMoRan Oil & Gas exercised a provision of the credit facility agreement, which subject to certain conditions, including providing security for the facility, increased the size of the facility to $20 million.
McMoRan Oil & Gas also exercised its option to extend the term for approximately two additional years. In January 2000, this facility was amended and restated. Under the terms of the amended and restated facility, McMoRan Oil & Gas can borrow up to $35 million. Borrowings under this facility are subject to a borrowing base, which will be redetermined on April 1, 2000 and then semi-annually thereafter. If on April 1, 2000 borrowings exceed the applicable redetermined borrowing base in effect, McMoRan Oil
& Gas would have 28 days to repay the excess or otherwise be in default under the agreement. After April 28, 2000 McMoRan will have 45 days to cure any borrowing base deficiencies. The facility is secured by McMoRan Oil & Gas'assets, including its oil and gas reserves, and will mature in January 2002.

10.  COMMITMENTS AND CONTINGENCIES
Commitments. At December 31, 1999, McMoRan had actual year 2000 commitments for drilling and related expenditures of approximately $31.0 million. Actual expenditures could be significantly higher during 2000 as McMoRan commits to additional drilling on prospects it has recently acquired (Note 3). Effective January 1, 2000 McMoRan entered into an agreement with Texaco that committed it to expend $110 million on exploration by June 30, 2003 (see Note 4). Under the terms of the agreement McMoRan is required to spend a minimum of $10 million during 2000, an additional $40 million through June 30, 2001, an additional $30 million through June 30, 2002 and an additional $30 million by June 30, 2003. If McMoRan does not meet this commitment schedule it will be subject to a penalty payment of 25 percent of the remaining unexpended and uncommitted minimum amount for the applicable period.

     Additionally, McMoRan has a contract with CLK Company L.L.C., a company independently owned by its employees, to provide geological and geophysical services to McMoRan on an exclusive basis. The contract provides for an annual retainer fee of $2.5 million ($0.5 million of the annual fee paid in McMoRan common stock, recorded at fair market value at the time issued), plus certain expenses and a 3 percent overriding royalty interest in prospects accepted by McMoRan. Cost of services provided by CLK totaled $2.7 million in 1999, $2.6 million in 1998 and $3.0 million in 1997.

Long-term Contracts and Operating Leases. McMoRan's minimum annual contractual charges under non-cancelable long-term contracts and operating leases total $150.9 million, with $20.4 million in 2000, $16.4 million in 2001, $15.2 million in 2002, $15.0 million in 2003, $15.0 million in 2004 and $68.9 million thereafter. These operating lease payments are primarily associated with McMoRan leasing the services of an additional tanker to enhance its sulphur marine transportation services and the leasing of its previously owned sulphur rail cars.

Other Liabilities. Freeport Sulphur has a liability to IMC Global Inc. for a portion of IMC Global's postretirement benefits costs relating to certain retired employees of Freeport Sulphur. At December 31, 1999 the liability was estimated to total $12.3 million, including $1.7 million in current liabilities. Future changes to this estimate because of changes in assumptions or actual results varying from projected results will be recorded in earnings.

     Additionally, Freeport Sulphur has a liability to Pennzoil Company, which subsequently became Devon Energy Corporation (Pennzoil), arising from Freeport Sulphur's previous acquisition of Pennzoil's sulphur division, including the Culberson mine in west Texas. Production at the Culberson mine permanently ceased on June 30, 1999. As part of our original acquisition of the Culberson mine, we are required to make quarterly payments to Pennzoil whether or not Culberson mine is operational. The amount of these quarterly payments varies based on the average market price of sulphur for a given quarter, which also determines what assumed volumes of sulphur would be produced during that specific quarter. The payments terminate on the earlier of 2015 or the quarter in which the cumulative assumed volume of production exceeds 18.6 million long tons of sulphur. Under this arrangement we paid Pennzoil $0.4 million for the period following the acquisition of Freeport Sulphur in 1998 and $3.1 million in 1999. The estimated future installment payments, based on estimated long-term sulphur prices, were recorded in McMoRan's accrued long-term liabilities. Beginning on January 1, 1999 and each subsequent third anniversary of that date, the installment payments may be terminated earlier either by Freeport Sulphur or Pennzoil. Freeport Sulphur has the option of making a $65 million lump sum payment less a cumulative inflation adjustment on the date the right is exercised, but in no event less than $10 million. Pennzoil, within a defined time period after each option date, can request Freeport Sulphur to make a $10 million lump sum payment in exchange for it relinquishing its rights to receive further payments under the agreement. Changes to this estimate because of changes in assumptions or actual results varying from projected results are reflected in earnings as a component of production costs. During the fourth quarter of 1999, McMoRan reduced this obligation by $3.1 million to reflect the impact of a change in expected future sulphur prices.

Litigation. In May 1998, IMC Global, the managing partner of Phosphate Resource Partners, and Phosphate Resource Partners filed suit against four former directors of Freeport-McMoRan Inc. and McMoRan Oil & Gas. A second suit was filed subsequently on behalf of a purported class of plaintiffs who own depository units of Phosphate Resource Partners naming the same defendants as above as well as IMC Global and Phosphate Resource Partners. The plaintiffs in both cases allege the defendants breached their fiduciary duties in the approval of the Exploration Program. The plaintiffs sought unspecified monetary damages and recission or equitable reformation of the Exploration Program agreement. On November 9, 1999, in connection with McMoRan's purchase of Phosphate Resource Partners' interest in the Exploration Program, Phosphate Resource Partners and IMC Global agreed to dismiss their litigation with prejudice against McMoRan and the four former directors of Freeport-McMoRan and McMoRan Oil & Gas.

     On October 22, 1998, a plaintiff purporting to represent a class of public stockholders of Freeport Sulphur filed a complaint against Freeport Sulphur, certain directors or officers of Freeport Sulphur and McMoRan Oil & Gas. A second class action suit was filed on December 15, 1998 naming the same individual directors as above and McMoRan as defendants. These lawsuits were later consolidated into one suit on January 13, 1999. The plaintiffs allege that the individual defendants breached their fiduciary duties in structuring the Merger in a manner unfair to former Freeport Sulphur shareholders and failed to obtain the true value of Freeport Sulphur. The plaintiffs also allege that McMoRan Oil & Gas aided and abetted the alleged breach of fiduciary duties. The plaintiffs seek damages and other relief. McMoRan believes that this suit is without merit and intends to vigorously defend itself.

     On July 22, 1999, Freeport Sulphur filed a lawsuit against IMC-Agrico Company (see Note 11) seeking a judicial declaration that IMC-Agrico has no basis to renegotiate the terms of the 1993 Supply Agreement between Freeport Sulphur and IMC-Agrico. Freeport Sulphur will continue to vigorously pursue this lawsuit against IMC-Agrico.

     On December 22, 1999, Freeport Sulphur's 16.7 percent partner in Main Pass, Homestake Sulphur Company LLC, filed suit seeking a declaratory judgement supporting its position that it has the right, pursuant to the Sulphur Joint Operating Agreement, to waive its share of Main Pass' year 2000 production and its obligations under the processing and marketing agreements. Freeport Sulphur has advised Homestake that in its opinion the conditions precedent to its right to make the election do not exist.

Environmental. McMoRan has made, and will continue to make, expenditures for the protection of the environment. McMoRan is subject to contingencies as a result of environmental laws and regulations. Increased emphasis on environmental matters could affect present and future environmental laws and regulations applicable to McMoRan's operations which could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be accurately predicted at this time.

11.  BUSINESS SEGMENTS
McMoRan has adopted Statement of Financial Accounting Standards 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. McMoRan had only one operating segment until the Merger, when it acquired sulphur assets from Freeport Sulphur. McMoRan's oil and gas are produced offshore in the Gulf of Mexico and currently include its facilities at Vermilion Blocks 160 and 159, West Cameron Block 616 and Brazos Block A-19. McMoRan's oil and gas segment also includes the oil produced at Main Pass 299 from the same geologic formation containing the deposit's sulphur. The sulphur business segment includes purchasing recovered sulphur and the transporting and terminaling of sulphur, both mined and purchased, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Additionally, Frasch sulphur is produced at the Main Pass mine located 32 miles offshore Louisiana and was produced from the Culberson mine in west Texas, until it permanently ceased production on June 30, 1999.

     A significant portion of the sulphur produced or purchased is sold to IMC-Agrico, a chemical fertilizer producer jointly owned by IMC Global and Phosphate Resource Partners, under a long-term supply contract that extends for as long as IMC-Agrico has a requirement for sulphur. Sales to IMC-Agrico totaled 55.9 percent of McMoRan's total revenues and 72.6 percent of its sulphur sales during 1999 and 35.9 percent of its total revenues and 68.4 percent of its sulphur sales for the 1998 period after the Merger. At December 31, 1999 the receivable from IMC-Agrico totaled 50.8 percent of total customer accounts receivable and
70.0 percent of sulphur customer receivables. Oil produced from the

Main Pass facility has been sold exclusively to Amoco
Production Company since the Merger date under a sales contract which has been extended to June 30, 2000. McMoRan's remaining oil and gas production is sold to various U.S. purchasers, including one gas purchaser comprising over 90 percent of total gas revenue. No other single customer accounted for greater than 10 percent of total revenues in 1999, 1998 or 1997. All of McMoRan's customers are currently located in the United States.


                                    Sulphur   Oil & Gas    Other       Total
                                   ---------  ---------   --------   ---------
                                                 (In Thousands)
1999
Revenues                           $ 189,687  $  54,344   $    -     $ 244,031
Production and delivery              172,057     16,491        -       188,548
Depreciation and amortization          6,426     30,633        -        37,059
Exploration expense                      -        6,411        -         6,411
General and administrative expense     7,629      4,081      3,297      15,007
Gain on sale of property                (555)    (2,550)       -        (3,105)
                                   ---------  ---------   --------   ---------
Operating income (loss)                4,130       (722)    (3,297)        111
Interest expense                        (379)      (300)       -          (679)
Interest and other income                352        396        -           748
Income tax provision                     -          (12)       (59)        (71)
                                   ---------  ---------   --------   ---------
Net income (loss)                  $   4,103  $    (638)  $ (3,356)  $     109
                                   =========  =========   ========   =========
Capital expenditures, net          $   7,933     21,914   $       a  $  29,847
                                   =========  =========   ========   =========
Total assets                       $ 160,284  $ 104,743   $ 36,254b  $ 301,281
                                   =========  =========   ========   =========
1998
Revenues                           $  24,276  $  21,626   $    -     $  45,902
Production and delivery               23,096      4,632        -        27,728
Depreciation and amortization            573     17,160        -        17,733
Exploration expense                      -       14,533        -        14,533
General and administrative expense     1,267      4,412        -         5,679
Gain on sale of property                 -         (447)       -          (447)
                                   ---------  ---------   --------   ---------
Operating loss                          (660)   (18,664)       -       (19,324)
Interest expense                         (50)      (188)       -          (238)
Interest and other income                132      1,314        -         1,446
                                   ---------  ---------   --------   ---------
Net loss                           $    (578) $ (17,538)  $    -     $ (18,116)
                                   =========  =========   ========   =========
Capital expenditures, net          $   3,087  $  51,543a  $    -     $  54,630
                                   =========  =========   ========   =========
Total assets                       $ 190,310  $  90,485   $ 39,593b  $ 320,388
                                   =========  =========   ========   =========

(a) Includes oil and gas exploration and development costs incurred.
(b) Represents assets held by the parent company, the most significant of which include McMoRan's deferred tax assets and certain prepaid pension benefits.

12. SUPPLEMENTARY OIL AND GAS INFORMATION
McMoRan's oil and gas exploration, development and production activities are conducted in the offshore Gulf of Mexico and onshore Gulf Coast areas of the United States. Supplementary information presented below is prepared in accordance with requirements prescribed by SFAS 69 "Disclosures about Oil and Gas Producing Activities."


Oil and Gas Capitalized Costs.
                                                Years Ended
                                                December 31,
                                           --------------------
                                             1999        1998
                                           --------    --------
                                              (In Thousands)
Unevaluated  properties                    $   9,702   $   5,953
Evaluated                                    127,344     102,259
                                           ---------   ---------
Subtotal                                     137,046     108,212
Less accumulated depreciation, depletion
    and amortization                         (40,419)    (26,941)
                                           ---------   ---------
Net oil and gas properties                 $  96,627   $  81,271
                                           =========   =========

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

                                     Years Ended December 31,
                                  ------------------------------
                                    1999       1998       1997
                                  --------   --------   --------
                                         (In Thousands)
Acquisition of properties:
  Proved                          $ 34,172   $  5,037   $ 26,005
  Unproved                           2,388        103      3,332
Exploration costs                   12,000     19,006     20,551
Development costs                   10,764     27,554      9,794
                                  --------   --------   --------
                                  $ 59,324   $ 51,700   $ 59,682
                                  ========   ========   ========

Proved Oil and Gas Reserves (Unaudited). Proved oil and gas reserves at December 31, 1999 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). Thus, the following reserve estimates are based upon existing economic and operating conditions; they are only estimates and should not be construed as being exact. Substantially all of McMoRan's proved reserves, including the 3,668,000 barrels of oil acquired at Main Pass on November 17, 1998, are located in offshore United States waters. Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet.


                                            Oil                  Gas
                                  -------------------  -----------------------
                                   1999    1998  1997    1999    1998    1997
                                  ------  -----  ----  -------  ------  ------
Proved reserves:
  Beginning of year                3,996    463   168   58,461  40,234  16,054
  Revisions of previous estimates  1,823     14     1   (1,102)  4,111      38
  Discoveries and extensions         746     68   195      589  18,788  21,481
  Production                      (1,354)  (304)  (34  (14,026) (8,634) (4,061)
  Sale of reserves                    (5)   -     (17)  (7,112)    -    (3,307)
  Purchase of reserves                39  3,755   150   25,765   3,962  10,029
                                   -----  -----  ----   ------  ------  ------
  End of year                      5,245  3,996   463   62,575  58,461  40,234
                                   =====  =====  ====   ======  ======  ======
Proved developed reserves:
  Beginning of year                3,984    383    58   39,428  23,086   7,530
                                   =====  =====  ====  =======  ======  ======
  End of year                      4,499  3,984   383   61,630  39,428  23,086
                                   =====  =====  ====  =======  ======  ======

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited).
McMoRan's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide for the use of year-end oil and gas prices (escalated only when known and determinable price changes are provided by contract and law) in the projection of future net cash flows.

                                                      December  31,
                                                ------------------------
                                                    1999         1998
                                                -----------    ---------
                                                     (In Thousands)
Future cash inflows                             $   265,683a   $ 165,216
Future costs applicable to future cash flows:
  Production costs                                  (87,744)     (51,226)
  Development and abandonment costs                 (30,795)     (33,527)
Future net cash flows before income taxes           147,144       80,463
Future income taxes                                     -            -
Future net cash flows                               147,144       80,463
Discount for estimated timing of net cash
flows (10% discount rate)                           (33,981)     (13,012)
                                                -----------    ---------
                                                $   113,163    $  67,451
                                                ===========    =========

a. Includes a reduction of approximately $2.1 million to future cash inflows resulting from the hedged positions of Main Pass' oil, as discussed in Note 1, "Financial Instruments and Contracts."

    Because McMoRan has sufficient tax deductions and losses to utilize against estimated future taxable income, in accordance with SFAS 69 no deductions for future income taxes have been made above.

Changes in  Standardized Measure  of Discounted  Future Net  Cash
Flows From Proved Oil and Gas Reserves (Unaudited).


                                                   Years Ended December 31,
                                                -----------------------------
                                                   1999      1998      1997
                                                ---------  --------  --------
                                                         (In Thousands)
Beginning of year                               $  67,451  $ 45,623  $ 35,341
Revisions:
  Changes in prices                                26,745    (9,128)  (13,869)
  Accretion of discount                             6,745     4,562     3,534
   Other changes, including revised
    estimates of development costs and
      rates of production                            (927)    1,029    (6,040)
Discoveries and extensions, less related costs      6,135    10,273    15,502
Development costs incurred during the year         14,590    24,007     6,630
Revenues, less production costs                   (37,853)  (16,994)  (10,193)
Sale of reserves in place                          (5,260)      -      (3,437)
Purchase of reserves in place                      35,537     8,079    18,155
                                                ---------  --------  --------
End of year                                     $ 113,163  $ 67,451  $ 45,623
                                                =========  ========  ========

13. SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Proved and probable sulphur reserves for the Main Pass mine totaled approximately 13.7 million long tons at December 31, 1999 and are subject to a 12.5 percent royalty based on net mine revenues. Main Pass' estimated reserves reflect a substantial decrease from the 52.4 million long tons reported at December 31, 1998. Although Main Pass' estimated physically producible sulphur reserves have not changed, McMoRan reduced the estimates of commercially recoverable reserves primarily based on its expectations of decreased production rates at the mine, partially offset by anticipated cost savings.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               Net Income(Loss)
                                                                   per Share
                                      Operating    Net Income  ---------------
                         Revenues   Income (Loss)    (Loss)     Basic  Diluted
                         ---------  ------------   ----------  ------  -------
                                (In Thousands, Except Per Share Amounts)
1999
1st Quarter              $  62,111  $      1,895   $    1,314  $  0.09 $  0.09
2nd Quarter                 63,289         1,067          839     0.06    0.06
3rd Quarter                 60,102        (1,968)      (1,271)   (0.10)  (0.10)
4th Quarter                 58,529          (883)        (773)   (0.06)  (0.06)
                         ---------  ------------   ----------
                         $ 244,031  $        111   $      109     0.01    0.01
                         =========  ============   ==========

1998 a
1st Quarter              $   5,779  $     (7,421)  $   (7,020) $ (0.82)$ (0.82)
2nd Quarter                  5,999        (8,189)      (7,858)   (0.92)  (0.92)
3rd Quarter                  4,147        (1,490)      (1,102)   (0.13)  (0.13)
4th Quarter b               29,977        (2,224)      (2,136)   (0.16)  (0.16)
                         ---------  ------------   ----------
                         $  45,902  $    (19,324)  $  (18,116)   (1.96)  (1.96)
                         =========  ============   ==========

a. Earnings per share dated restated to reflect the effective reverse stock split resulting from the Merger.
b. Includes the results of Freeport Sulphur, subsequent to its acquisition on November 17, 1998 (see Notes 1 and 3).

Item 9.    Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

     Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information regarding executive officers required by
Item 10 may be found following Item 4 of this report.
Information concerning McMoRan's directors required by Item 10 is incorporated by reference from McMoRan's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     Information concerning the compensation of McMoRan's executive officers required by Item 11 is incorporated by reference from McMoRan's definitive proxy statement for its 2000
Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     Information concerning security ownership of certain beneficial owners and management required by Item 12 is incorporated by reference from McMoRan's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions required by Item 13 is incorporated by reference from McMoRan's definitive proxy statement for its 2000 Annual
Meeting of Stockholders.

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



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1999 and 1998 for each of the three years in the period ended December 31, 1999 included in McMoRan Exploration Co.'s annual report to shareholders included elsewhere in this Form 10-K, and have issued our report thereon dated January 19, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                /s/Arthur Andersen LLP
                                ----------------------
                                   Arthur Andersen LLP


New Orleans, Louisiana
  January 19, 2000

Schedule II - Valuation and Qualifying Accounts

                                        Additions
                                 ----------------------
                     Balance at  Charged to  Charged to   Other       Balance
                      Beginning   Costs and    Other       Add        at End
                       of Year     Expense    Accounts   (Deduct)     of Year
                     ----------  ----------  ----------  --------    ---------
                                    (In Thousands)
Reclamation and mine
 shutdown reserves:

1999
----
Sulphur             $     56,597  $  1,878    $   -     $(10,487) a  $ 47,988
Oil                        9,986     1,061        -          (71) b    10,976
                    ------------  --------    -------   --------     --------
                    $     66,583  $  2,939    $   -     $(10,558)    $ 58,964
                    ============  ========    =======   ========     ========
1998
----
Sulphur             $        -    $    100    $   -     $ 56,497 c   $ 56,597
Oil                          584     1,100        -        8,302 d,e    9,986
                    ------------  --------    -------   --------     --------
                    $        584  $  1,200    $   -     $ 64,799     $ 66,583
                    ============  ========    =======   ========     ========
1997
----
Oil                 $        110  $    474    $   -     $    -       $    584
                    ============  ========    =======   ========     ========
                    $        110  $    474    $   -     $   -        $    584
                    ============  ========    =======   ========     ========

a. Reflects reclamation and abandonment costs incurred during 1999, primarily associated with efforts ongoing at the Culberson mine, in west Texas ($9.1 million).
b. Includes the sale of McMoRan's interest in the Vermilion Block 410 field ($1.1 million) offset in part by the purchase of additional ownership interest in Vermilion Block 144 Platform ($1.0 million).
c. Includes the liabilities assumed in connection with the acquisition of Freeport Sulphur's operations.
d. Includes the $7.0 million liability assumed in connection with the acquisition of Freeport Sulphur's oil operations at Main Pass.
e. Includes the $1.3 million liability assumed in connection with the acquisition of the platform at Vermilion Block 144.
                      ____________________

     No other schedules have been included because they are not required, not applicable or the information has been included elsewhere herein.

     (a)(3)    Exhibits

          Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b)  Reports on Form 8-K

The registrant filed two Current Reports on Form 8-K dated December 21, 1999 and January 19, 2000 reporting events under
Item 5. Additionally, the registrant filed a Current Report on Form 8-K dated January 14, 2000 reporting under Items 2 and 7 reporting the acquisition of oil and gas interests from Shell Offshore Inc.

                         SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2000.

                              McMoRan Exploration Co.

                              By: /s/ Richard C. Adkerson
                                 -------------------------------------
                                        Richard C. Adkerson
                              Co-Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated, on February 7, 2000.



           *
  ------------------------      Co-Chairman of the Board
     James R. Moffett


  /s/ Richard C. Adkerson
  ------------------------      Co-Chairman of the Board, President
   Richard C. Adkerson              and Chief Executive Officer
                                   (Principal Executive Officer)


           *
  ------------------------      Vice Chairman of the Board
    Rene L. Latiolais


  /s/ Nancy D. Parmelee         Senior  Vice  President,  Chief
  ------------------------      Financial Officer and Secretary
     Nancy D. Parmelee           (Principal Financial Officer)


            *
  ------------------------     Vice President and Controller
    C. Donald Whitmire             - Financial Reporting
                               (Principal Accounting Officer)


            *
   ----------------------            Director
    Morrison C. Bethea


            *
   ----------------------            Director
      Robert A. Day


            *
   ----------------------            Director
      Gerald J. Ford



            *
   ---------------------             Director
    H. Devon Graham, Jr.



            *
   ---------------------             Director
   Gabrielle K. McDonald


            *
   ---------------------             Director
     B. M. Rankin, Jr.


            *
   ---------------------             Director
     J. Taylor Wharton


*By:  /s/ Richard C. Adkerson
      -----------------------
         Richard C. Adkerson
          Attorney-in-Fact

                     McMoRan Exploration Co.
                          Exhibit Index

Exhibit Number

 2.1      Agreement and Plan of Mergers dated as of August 1,
          1998. (Incorporated by reference to Annex A to McMoRan's Registration Statement on Form S-4
          (Registration No. 333-61171) filed with the SEC on October 6, 1998 (the McMoRan S-4)).

 3.1      Amended and Restated Certificate of Incorporation of
          McMoRan. (Incorporated by reference to Exhibit 3.1 to McMoRan's 1998 Annual Report on Form 10-K (the McMoRan
          1998 Form 10-K).

 3.2      By-laws of McMoRan as amended effective February 11,
          1999. (Incorporated by reference to Exhibit 3.2 to the McMoRan 1998 Form 10-K).

 4.1      Form of Certificate of McMoRan Common Stock
          (Incorporated by reference to Exhibit 4.1 of the McMoRan S-4).

 4.2      Rights Agreement dated as of November 13, 1998.
          (Incorporated by reference to Exhibit 4.2 to McMoRan
          1998 Form 10-K).

 4.3      Amendment to Rights Agreement dated December 28, 1998.
          (Incorporated by reference to Exhibit 4.3 to McMoRan
          1998 Form 10-K).

 4.4 Standstill Agreement dated August 5,1999 between McMoRan and Alpine Capital, L.P., Robert W. Bruce III, Algenpar, Inc, J.Taylor Crandall, Susan C. Bruce, Keystone, Inc., Robert M. Bass, the Anne T. and Robert
          M. Bass Foundation, Anne T. Bass and The Robert Bruce Management Company, Inc. Defined Benefit Pension Trust. (Incorporated by reference to Exhibit 4.4 to McMoRan's Third Quarter 1999 Form 10-Q).

10.1 McMoRan Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.2      McMoRan 1998 Stock Option Plan for Non-Employee
          Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.3 McMoRan 1998 Stock Option Plan. (Incorporated by reference to Annex D to the McMoRan S-4).

10.4      Stock Bonus Plan (Incorporated by reference from
          McMoRan's Registration Statement on Form S-8
          (Registration No. 333-67963) filed with the SEC on November 25, 1998.

10.5 Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and McMoRan Oil & Gas (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by McMoRan Oil & Gas dated as of September 2, 1997).

10.6      Participation Agreement between McMoRan Oil & Gas and
          Gerald J.  Ford dated as of December 15, 1997
          (Incorporated by reference to Exhibit 10.6 to the MOXY
          1997 10-K).

10.7 Services Agreement dated as of November 17, 1998 between McMoRan and FM Services Company. (Incorporated by reference to Exhibit 10.11 to McMoRan 1998 Form 10-K).

10.8 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30,
          1998. (Incorporated by reference to Exhibit 10.13 to McMoRan 1998 Form 10-K).

10.9 Employee Benefits Agreement by and between Freeport-McMoRan Inc. and Freeport Sulphur. (Incorporated by reference to Exhibit 10.1 to Freeport Sulphur's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Freeport Sulphur 1997 10-K")).

10.10 Asset Sale Agreement for Main Pass Block 299 between Freeport-McMoRan Resource Partners, Limited Partnership ("Freeport-McMoRan Resource Partners") and Chevron USA, Inc. dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to Freeport Sulphur's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the "Freeport Sulphur S-1")).

10.11                      Main Pass 299 Sulphur and Salt Lease,
          effective May 1, 1988. (Incorporated by reference to Exhibit 10.3 to the Freeport Sulphur S-1).

10.12                      Joint Operating Agreement by and
          between Freeport-McMoRan Resource Partners,
          IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of June 5, 1990. (Incorporated by reference to Exhibit 10.4 to the Freeport Sulphur S-1)

10.13 Joint Operating Agreement by and between Freeport-McMoRan Resource Partners, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit 10.5 to the Freeport Sulphur S-1).

10.14                      Amendment No. 1 to Joint Operating
          Agreement dated July 1, 1993 between Freeport McMoRan
          Resource Partners, IMC Fertilizer, Inc. and Homestake
          Sulphur Company.

10.15                      Amendment No. 2 to Joint Operating
          Agreement dated November 30, 1993 between Freeport
          McMoRan Resource Partners, IMC Fertilizer, Inc. and
          Homestake Sulphur Company.

10.16 Agreement to Coordinate Operating Agreements by and between Freeport-McMoRan Resource Partners, IMC-Fertilizer and Felmont Oil Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit
          10.6 to the Freeport Sulphur S-1).

10.17 Asset Purchase Agreement between Freeport-McMoRan Resource Partners and Pennzoil Company dated as of October 22, 1994 (the "Asset Purchase Agreement"). (Incorporated by reference to Exhibit 10.7 to the Freeport Sulphur S-1)

10.18                      Amendment No. 1 to the Asset Purchase
          Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the Freeport Sulphur S-1)

10.19 Agreement for Sulphur Supply, as amended, dated as of July 1, 1993 among Freeport-McMoRan Resource Partners, IMC Fertilizer and IMC-Agrico Company (the "Sulphur Supply Agreement"). (Incorporated by reference to Exhibit 10.9 to the Freeport Sulphur S-1)

10.20                      Side letter with IGL regarding the
          Sulphur Supply Agreement. (Incorporated by reference to
          Exhibit 10.10 to the Freeport Sulphur S-1)

10.21 Processing and Marketing Agreement between the Freeport Sulphur (a division of Freeport-McMoRan Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (the "Processing Agreement"). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1)

10.22                      Amendment Number 1 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.12
          to the Freeport Sulphur S-1)

10.23                      Amendment Number 2 to the Processing
          Agreement.  (Incorporated by reference to Exhibit 10.13
          to the Freeport Sulphur S-1)

10.24 Amended and Restated Credit Agreement dated November 17, 1998 among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.29 to McMoRan 1998 Form 10-K).

10.25                      Letter Agreement between FM Services
          and Rene L. Latiolais effective as of January 1, 1999.
          (Incorporated by reference to Exhibit 10.31 to McMoRan
          1998 Form 10-K).

10.26 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services as of January 1,
          1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.27 Processing and Marketing Agreement between the Freeport Sulphur (a division of Freeport Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (the "Processing Agreement"). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

10.28                      Amendment Number 1 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.12 to the Freeport Sulphur S-1).

10.29                      Amendment Number 2 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.13 to the Freeport Sulphur S-1).

10.30 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-
          K).

10.31     Supplemental Letter Agreement between FM Services and
          Rene' L. Latiolais effective August 1, 1999.
          (Incorporated by reference to Exhibit 10.33 to McMoRan's Third Quarter 1999 Form 10-Q).

10.32                      Amended and Restated Credit Agreement
          dated January 18, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto.

10.33                      Asset Purchase Agreement dated
          effective December 1, 1999 between SOI Finance Inc.,
          Shell Offshore Inc. and McMoRan Oil & Gas.

10.34                      Offshore Exploration Agreement dated
          December 20, 1999 between Texaco Exploration and
          Production Inc. and McMoRan Oil & Gas.

21.1      List of Subsidiaries.

23.1      Consent of Arthur Andersen LLP.

23.2      Consent of Ryder Scott Company, L.P.

24.1 Certified resolution of the Board of Directors of McMoRan authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of McMoRan.

27.1      McMoRan Financial Data Schedule.