Form 10-Q
period 2000-03-31
MCMORAN EXPLORATION CO /DE/
filed 2000-05-02
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  March 31, 2000



                Commission File Number: 001-07791

                      McMoRan Exploration Co.



 Incorporated in Deleware                       72-1424200
                                     (IRS Employer Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


 Registrant's telephone number, including area code:  (504) 582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On March 31, 2000, there were issued and outstanding 12,219,400 shares of the registrant's Common Stock, par value $0.01 per share.


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

Item 1.     Financial Statements.

                   McMoRan EXPLORATION  CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                            March 31,     December 31,
                                              2000           1999
                                             -------       ---------
                                                (In Thousands)
ASSETS
Cash and cash equivalents                    $     -       $     -
Accounts receivable                             28,490        25,652
Inventories                                     17,801        16,619
Deferred tax asset and prepaid expenses          5,046         4,236
                                             ---------     ---------
  Total current assets                          51,337        46,507
Property, plant and equipment, net             238,235       198,532
Deferred tax asset                              33,055        32,370
Other assets, including goodwill
 (net of accumulated  amortization of
  $551 and $451, respectively)                  24,832        23,872
                                             ---------     ---------
Total assets                                 $ 347,459     $ 301,281
                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                             $  48,130     $  32,070
Accrued liabilities                             14,070        12,727
Current portion of reclamation and mine
 shutdown reserves and other                     5,041         4,818
                                             ---------     ---------
  Total current liabilities                     67,241        49,615
Reclamation and mine shutdown reserves          61,312        55,126
Long-term debt                                  65,202        14,000
Other long-term liabilities                     26,841        27,469
Stockholders' equity                           126,863       155,071
                                             ---------    ----------
Total liabilities and stockholders' equity   $ 347,459    $  301,281
                                             =========    ==========

The accompanying notes are an integral part of these financial statements

                              McMoRan EXPLORATION CO.
                           STATEMENTS OF OPERATIONS (Unaudited)


                                           Three Months Ended
                                                March 31,
                                           -------------------
                                             2000        1999
                                           --------    --------
                                          (In Thousands, Except
                                            Per Share Amounts)
Revenues                                   $ 52,884    $ 62,111
Costs and expenses:
Production and delivery                      42,987      48,030
Depreciation and amortization                 9,040       9,404
Exploration expenses                         12,044       2,550
General and administrative expenses           4,633       3,322
Gain on sale of oil and gas property            -        (3,090)
                                           --------    --------
  Total costs and expenses                   68,704      60,216
                                           --------    --------
Operating income (loss)                     (15,820)      1,895
Interest expense                             (1,210)        (58)
Other income, net                                26         196
                                           --------    --------
Net income (loss) before income taxes       (17,004)      2,033
Provision for income taxes                      -          (719)
                                           --------    --------
Net income (loss)                          $(17,004)   $  1,314
                                           ========    ========

Net income (loss) per share of
 common stock
  Basic                                      $(1.36)      $0.09
                                             ======       =====
  Diluted                                    $(1.36)      $0.09
                                             ======       =====
Average common shares outstanding
  Basic                                      12,480      14,094
                                             ======      ======
  Diluted                                    12,480      14,209
                                             ======      ======

The accompanying notes are an integral part of these financial statements.

                   McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                       2000        1999
                                                    ---------    --------
                                                        (In Thousands)
Cash flow from operating activities:
Net income (loss)                                   $ (17,004)   $  1,314
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                         9,040       9,404
  Exploration expenses                                 12,044       2,550
  Gain on sale of oil and gas property                    -        (3,090)
  Reclamation and mine shutdown expenditures           (1,095)       (811)
  Utilization of deferred tax asset                       -           707
  Change in assets and liabilities:
  (Increase) decrease in working capital
    Accounts receivable                                (3,326)      1,110
    Accounts payable and accrued liabilities           12,342       2,965
    Inventories and prepaid expenses                   (2,731)     (3,962)
  Other                                                   506          65
                                                    ---------    --------
Net cash provided by operating activities               9,776      10,252
                                                    ---------    --------
Cash flow from investing activities:
Exploration, development and other capital
 expenditures                                         (10,506)    (17,241)
Purchase of oil and gas interests                     (38,650)     (3,117)
Proceeds from disposition of assets                       -        16,421
Other                                                     -           254
                                                    ---------    --------
Net cash used in investing activities                 (49,156)     (3,683)
                                                    ---------    --------
Cash flow from financing activities:
Proceeds from long-term debt                           51,202         -
Purchase of McMoRan common stock                      (11,054)        -
Other                                                    (768)         63
                                                    ---------    --------
Net cash provided by financing activities              39,380          63
                                                    ---------    --------
Net increase in cash and cash equivalents                 -         6,632
Cash and cash equivalents at beginning of year            -        17,816
                                                    ---------    --------
Cash and cash equivalents at end of period          $     -      $ 24,448
                                                    =========    ========

The accompanying notes are an integral part of these financial statements.

                    McMoRan EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1. EQUITY OFFERING AND LONG-TERM DEBT
In January 2000, McMoRan Exploration Co. (McMoRan) filed a shelf registration statement to register up to $300 million of securities, including common stock, preferred stock and debt securities. On April 19, 2000, McMoRan sold 3.8 million shares of its common stock for $14 per share and received $50.3 million of proceeds, net of underwriting discounts of $2.9 million. McMoRan used the proceeds to repay outstanding borrowings under McMoRan's existing bank facilities.

    In March 2000, McMoRan signed a letter of intent with Halliburton Company to form a strategic alliance that will combine the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team that will assist McMoRan in managing its oil and gas activities. Halliburton, through its business units, will provide integrated products and services to McMoRan at market rates and McMoRan will use Halliburton's products and services on an exclusive basis to the extent practicable.

    Halliburton will provide a guarantee of up to $50 million of borrowings under an amended McMoRan Oil & Gas revolving facility currently being negotiated, and McMoRan will pay Halliburton a fee and provide certain security for its guarantee. Halliburton will have the right to elect to participate in McMoRan's future development opportunities by providing a portion of the exploration and development costs of each prospect in which it elects to participate. Amounts paid by Halliburton related to the reimbursement of exploration costs, will be used to reduce outstanding borrowings and Halliburton's guarantee under the amended credit facility. The continuing availability of the full guarantee will depend on McMoRan's ability to raise additional capital, which must total $75 million by December 31, 2000 and $125 million by December 31, 2001, including in each case the proceeds raised in the recently completed equity offering discussed above. In the event McMoRan raises less capital by those dates, it is currently anticipated that there will be a dollar-for-dollar reduction of the Halliburton guarantee and an equivalent loan repayment obligation. The specific terms and conditions of the strategic alliance, the credit facility and the guarantee are subject to the negotiation and execution of definitive agreements.

    McMoRan has existing variable rate revolving credit facilities that are held by its operating subsidiaries Freeport-McMoRan Sulphur LLC (Freeport Sulphur) and McMoRan Oil & Gas LLC.
 At March 31, 2000, outstanding borrowings on these facilities totaled $65.2 million. At March 31, 2000, $45.2 million was drawn on the Freeport Sulphur facility and the weighted average interest rate on these borrowings totaled 6.4 percent. This facility matures on December 12, 2002. As of March 31, 2000, $20 million was drawn on the McMoRan Oil & Gas facility and the weighted average interest rate on these borrowings was 8.23 percent. This facility matures on January 14, 2002. The amounts outstanding under these credit facilities have been substantially reduced with the proceeds from the equity offering discussed above.

2. EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding plus outstanding dilutive options, which represented 115,000 shares in the first quarter of 1999. During the first quarter of 2000, McMoRan had outstanding options representing 309,000 shares of common stock that otherwise would have been included in the calculation of diluted loss per share but were excluded as anti-dilutive considering the loss incurred during the quarter.

     Outstanding options to purchase 461,000 shares of common stock, at an average exercise price of $22.20 during the first quarter of 2000 and 1,055,000 shares of common stock at average exercise price of $18.82 per share during the first quarter of 1999 were not included in the computation of diluted net income
(loss) per share. These options were excluded because their exercise prices were greater than the average market price during the periods presented.

3. FINANCIAL INSTRUMENTS AND CONTRACTS
Based on its assessment of market conditions, McMoRan may enter financial contracts to manage certain risks resulting from fluctuations in commodity prices (oil and natural gas). Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transactions. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. McMoRan monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with financially strong counterparties.

     Freeport Sulphur had a price protection program covering approximately 50 percent of the Main Pass sulphur mine's natural gas requirements for the first quarter of 2000. Under terms of these closed contracts, Freeport Sulphur purchased approximately 900,000 million British thermal units (mmbtu) of natural gas at an average price of $2.43 per mmbtu during the first quarter of 2000, which resulted in a recognized gain of $0.1 million. Freeport Sulphur has no remaining open natural gas contracts at this time.

     Freeport Sulphur also has oil forward sales contracts related to its Main Pass oil production. Gains or losses on these contracts are recognized with the hedged transaction. Freeport Sulphur settled contracts on 0.1 million barrels of oil at an average price of $22.24 per barrel, which resulted in a realized loss of $0.8 million during the first quarter of 2000. As of March 31, 2000, Freeport Sulphur had contracts to sell 0.3 million barrels of oil at an average price of $19.76 per barrel through December 2001. These contracts had a fair value of approximately $(1.4) million as of March 31, 2000.

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

4. BUSINESS SEGMENTS
McMoRan has two operating segments: "oil and gas" and "sulphur." McMoRan's oil and gas are produced offshore in the Gulf of Mexico and include its facilities at Vermilion Blocks 160 and 159 and West Cameron Block 616. McMoRan's oil and gas segment also includes the oil produced at Main Pass from the same geologic formation containing the deposit's sulphur. The sulphur business segment includes purchasing recovered sulphur and the transporting, terminaling, processing and marketing of sulphur, both mined and purchased, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Frasch sulphur is produced at the Main Pass mine located 32 miles offshore Louisiana. The segment data presented below were prepared on the same basis as the consolidated McMoRan financial statements.

                                                     Eliminations
                               Oil & Gas   Sulphur     and Other      Total
                               ---------  ---------   ----------    ---------
                                              (In Thousands)
First Quarter of 2000
Revenues                       $  17,005  $  35,879    $     -      $  52,884
Production and delivery            7,076     35,911          -         42,987
Depreciation and amortization      6,806      2,234          -          9,040
Exploration expenses              12,044        -            -         12,044
General and administrative
 expenses                          1,893      1,929          811        4,633
                               ---------  ---------    ---------    ---------
Operating loss                   (10,814)    (4,195)        (811)     (15,820)
Interest expense                    (534)      (676)         -         (1,210)
Interest and other income             16         10          -             26
                               ---------   --------    ---------    ---------
Net loss                       $ (11,332)  $ (4,861)   $    (811)   $ (17,004)
                               =========   ========    =========    =========
Capital expenditures           $  10,471   $     35    $     -      $  10,506
                               =========   ========    =========    =========
Total assets                   $ 150,140   $160,727    $  36,592a   $ 347,459
                               =========   ========    =========    =========


                                                     Eliminations
                               Oil & Gas    Sulphur   and Other      Total
                               ---------   --------   ---------    ---------
                                                (In Thousands)
First Quarter of 1999
Revenues                       $  11,076   $ 51,035    $    -       $  62,111
Production and delivery            3,174     44,856         -          48,030
Depreciation and amortization      8,223      1,181         -           9,404
Exploration expenses               2,550        -           -           2,550
General and administrative
 expenses                            738      1,776         808         3,322
Gain on sale of property          (3,090)       -           -          (3,090)
                               ---------   --------    --------     ---------
Operating income (loss)             (519)     3,222        (808)        1,895
Interest expense                      (9)       (49)        -             (58)
Interest and other income             45        151         -             196
Income tax provision                 (12)       -          (707)         (719)
                               ---------   --------    --------     ---------
Net income (loss)              $    (495)  $  3,324    $ (1,515)    $   1,314
                               =========   ========    ========     =========
Capital expenditures           $  10,653   $  6,588    $    -       $  17,241
                               =========   ========    ========     =========
Total assets                   $  90,716   $189,172    $ 38,934a    $ 318,822
                               =========   ========    ========     =========


(a) Represents assets held by the parent company, the most significant of which include McMoRan's deferred tax assets and certain prepaid pension benefits.

5. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan had no ratio of earnings to fixed charges in the first quarter of 2000 because its net loss was inadequate to cover its fixed charges of $3.2 million. McMoRan had no outstanding debt until the fourth quarter of 1999; accordingly there is no ratio of earnings to fixed charges for the first quarter of 1999. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


                        -----------------
                             Remarks

The information furnished herein should be read in conjunction with McMoRan's financial statements contained in its 1999 Annual Report and Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2000, and the related statements of operations and cash flow for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of McMoRan Exploration Co. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 19, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                 /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 20, 2000

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
  We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region and in the mining, purchasing, transporting, terminaling, processing and marketing of sulphur. We became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC and Freeport-McMoRan Sulphur LLC (Freeport Sulphur) became our wholly owned subsidiaries.

RECENT DEVELOPMENTS
Texaco and Shell Transactions - As previously reported, in January 2000, we acquired significant exploration rights from both Texaco Exploration and Production Inc. and Shell Offshore Inc., representing a substantial acreage position in the Gulf of Mexico shelf area. As a result of these transactions and including our existing offshore lease inventory, we currently have exploration rights in 160 blocks covering approximately 743,000 gross acres, which we believe is among the largest offshore exploration acreage portfolios held by any independent oil and gas company operating in the shelf area of the Gulf of Mexico.

     The leasehold acreage involved in both transactions expire ratably over a four year period and are located in federal and state waters offshore Louisiana and Texas in water depths of 10 to 2,600 feet, with the majority of the leases in water depths of less than 400 feet. Our ownership interests in the leases obtained from Shell range from 25 percent to 100 percent, while the ownership interests we can earn on the Texaco leases range from 17 percent to 100 percent. The majority of these leases have ownership interests that exceed 50 percent. We will earn varying interests in the Texaco leases when we drill exploratory wells to specified depths that are capable of producing and we commit to install facilities to develop the oil and gas we discover. Texaco can either elect to retain an approximate 25 percent to 50 percent working interest, or it can elect to retain an overriding royalty interest of approximately 10 percent convertible at Texaco's election after payout to a proportionally reduced 25 percent working interest. Shell has retained an 8.3 percent overriding royalty (proportionately reduced to its interest) in the properties it sold to us. Under our agreement with Texaco we have agreed to commit $110 million on exploration of these leases by June 30, 2003 and have agreed to spend a minimum of $10 million during the remainder of 2000. See "Recent
Developments," Note 3 " Acquisitions," and Note 10 "Commitments and Contingencies" in our 1999 Annual Report and Form 10-K.

Halliburton Transaction - We have signed a letter of intent with Halliburton Company to form a strategic alliance that will combine the skills, technologies and resources of Halliburton's employees with those of our personnel and technical consultants into an integrated team that will assist McMoRan in managing its oil and gas activities. Under terms of the alliance, Halliburton's business units, such as Halliburton Energy Services, Brown & Root Energy Services and Landmark Graphics Corporation, will provide drilling, completion, production and well control products and related services to us at market rates, and we will use Halliburton's services on an exclusive basis to the extent practicable. Halliburton will also guarantee up to $50 million under an amended revolving credit facility that we are currently negotiating with our banks, and in connection with the guarantee we will pay Halliburton a fee and provide certain security. In addition, Halliburton may elect to participate in the prospects we propose to develop by funding a 20 percent share of our exploration and development costs on the prospect in exchange for 20 percent of our interest in the prospect before payout and 6 percent of our interest after payout. Exploration costs initially paid by Halliburton will be applied to reduce both the bank loan and Halliburton guarantee, both of which will expire no later than December 31, 2003.

Equity Offering - The Texaco and Shell transactions discussed above have provided us the opportunity to aggressively expand our exploration activities over the near term. Our 2000 budget includes exploration expenditures of approximately $89 million, most of which will be incurred during the remainder of 2000, primarily for exploration of 11 prospects. We have explored various financing alternatives to fund this anticipated increase in our exploration activities. In addition to the formation of the Halliburton alliance discussed above, in January 2000 we filed a shelf registration statement to register up to $300 million of securities, including common stock, preferred stock and debt securities. In April 2000, we sold 3.8 million shares of our common stock for $14.00 per share, resulting in net proceeds of $50.3 million, which were used to repay a substantial portion of our then outstanding borrowings under our existing revolving lines of credit. An additional 570,000 shares of our common stock could be sold at $14.00 per share, under an over-allotment option granted to the underwriters. This option is exercisable through May 13, 2000. We are continuing to explore other opportunities to raise additional capital for our anticipated 2001 exploration and development activities, including arrangements with other companies engaged in the oil and gas industry.

Homestake Sulphur Company LLC - We have been involved in a legal dispute with Homestake, our 16.7 percent joint operating partner at Main Pass, over its election to refuse to take or pay for its share of sulphur for 2000. On April 14, 2000, both parties signed a stipulation of dismissal of the litigation, which has been filed with the court. The stipulation of dismissal provides that Homestake withdrew its election not to take or pay for its share of sulphur in 2000 and both parties will undertake an accounting for the amounts due to date.

OPERATIONAL ACTIVITIES
        The following are significant recent operational activities.

Oil and Gas
-----------
 . On February 28, 2000, we commenced exploratory drilling on the Grand Isle Blocks 40/41 #8 well. The well is anticipated to reach a total depth of approximately 16,500 feet during the second quarter of 2000. We currently have an approximate 94 percent working interest in the well, which pending certain elections by the farmor and other third parties, could be reduced to a 52.3 percent working interest and a
   42.9 percent net revenue interest. Grand Isle Blocks 40/41 cover 2,100 acres and are located in approximately 90 feet of water, 16 miles offshore Louisiana.

 . On March 16, 2000, exploratory drilling commenced at the Vermilion Blocks 144/145 #3 well under terms of a $5.0 million turnkey contract that provided for the well to be drilled to a depth of approximately 15,000 feet. On April 18, 2000, the well reached the contracted turnkey depth. We have set protective casing and moved the rig off location and temporarily abandoned the well. These drilling activities have extended the lease expiration date by 180 days to October 2000. At this time, we have deferred additional drilling on this prospect, which has an estimated additional cost of $4.7 million to reach a proposed total depth of 17,500 feet. We will pursue the drilling of other prospects in our inventory while we continue discussions with industry participants regarding their participation in our exploration program. We plan to complete drilling of this prospect in the second half of 2000. We currently own a 95 percent working interest and a 76.3 percent net revenue interest in the prospect, which covers 5,937 acres and is located in approximately 90 feet of water adjacent to our producing fields at Vermilion Blocks 160 and 159.

 . During the first quarter of 2000, we acquired an interest in the Eugene Island Blocks 193/208/215 prospect from Texaco for approximately $0.3 million and by assuming a proportional share of an estimated $9 million ($5 million, net to us) abandonment obligation associated with existing wells and platforms at the location. We must re-establish production from various temporarily abandoned wells by specified dates in order to retain the leases, which otherwise will terminate. Accordingly, we have commenced our efforts to re-establish production by May 2000. We plan to drill an exploratory well to a proposed depth of 17,500 feet at this prospect during the second half of 2000. We currently own a
   53.4 percent working interest and a 41.7 percent net revenue interest in this prospect. The prospect covers 12,500 gross acres and is located in approximately 100 feet of water, located 135 miles offshore Louisiana.

 . We commenced drilling the Vermilion Block 408 #1 exploratory well in December 1999. The well reached a total depth of 8,000 feet and encountered 167 feet of net oil pay. The well has tested at a flow rate of 3,040 barrels of oil and 11.1 million cubic feet (MMCF) of gas per day on a 48 hour test. Development plans are now being considered for this new producing area. We expect production to commence by mid-2001 . We own a 28.5 percent working interest and a 22.9 percent net revenue interest in this well. Vermilion Block 408 covers 5,000 gross acres and is located in approximately 380 feet of water, 115 miles offshore Louisiana.

 . Development of the Brazos Block A-19 JC #1 exploratory well was completed in the third quarter of 1999 and in October 1999 initial gas production commenced at a rate of approximately 84 MMCF per day. However, during a shutdown in November 1999, the operator detected a pressure buildup in the production casing and after flowing the well on an emergency basis, production was halted. Subsequently the operator discovered the existence of significant damage to the production tubing. Efforts to re-establish production have been unsuccessful. The operator has temporarily abandoned the well, with a permanent abandonment planned at a future date. A complete analysis of the failure continues. The joint venture partners intend to drill another well, and we currently estimate that the replacement well will commence production by mid-2001. We plan to pursue our rights of recovery of this loss from insurers and others. Reserve estimates at the field have not been affected by the initial well's failure. We own a 33.3 percent working interest and a
   26.4 percent net revenue interest in Brazos Block A-19, which covers 5,760 acres and is located in approximately 135 feet of water, 35 miles offshore Texas.

 .      We drilled an exploratory well to a total depth of
   approximately 12,000 feet in the shallow waters of Espiritu Santo Bay, Calhoun County, Texas during the fourth quarter of 1999. We have decided not to test the various sands encountered by the State Tract 210 #6 well. As a result, our interest earned in the well has been relinquished to the farmor, who plans to test the well and will supply the test information to us. We have the right to participate in and to operate any subsequent proposed wells on this prospect. Accordingly, we have charged approximately $3.7 million of the costs associated with drilling this well to exploration expense in the first quarter of 2000.

RESULTS OF OPERATIONS
     We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass. Our sulphur segment includes purchasing recovered sulphur and the transporting, terminaling, processing and marketing of sulphur, both mined and recovered, utilizing our extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. We also produce Frasch sulphur at the Main Pass mine. As a result of our anticipated exploration expenditures and the currently low sulphur prices, we may report operating losses in future periods. Selected summary comparative data by segment for the first-quarter periods follow:

                               Three Months Ended
                                    March 31,
                             -----------------------
                                2000         1999
                             ---------     ---------
                              (Dollars in thousands,
                             except for realized prices)
FINANCIAL DATA:
Operating income (loss)
  Oil and gas                $ (10,814)    $    (519)
  Sulphur                       (4,195)        3,222
  Other                           (811)         (808)
                             ---------     ---------
  Total                      $ (15,820)    $   1,895
                             =========     =========
OPERATING DATA:
Sales Volumes
  Gas (thousand cubic feet,
       or MCF)               3,513,400     3,787,500
  Oil (barrels) a              321,400       396,500
  Sulphur (long tons)          676,300       780,100
Average Realization
  Gas (per MCF)              $    2.62     $    1.80
  Oil (per barrel)a              23.88         10.51
  Sulphur (per long ton)b        52.47         64.95

a. Includes sales of sour crude oil from the Main Pass oil operations. The Main Pass barrels sold totaled approximately
  264,100 barrels at an average realization of $22.61 per barrel in the first quarter of 2000 and 311,300 barrels at an average realization of $9.99 per barrel in the first quarter of 1999.

b. Prices realized on both recovered and mined sulphur reflect sales to different geographic regions.

Oil and Gas Operations
A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):



                                          First
                                         Quarter
                                        ---------
     Oil and gas revenues -
       prior year period                $ 11,076
     Increase (decrease)
       Sales volumes:
         Oil                                (789)
         Gas                                (493)
       Price realizations:
         Oil                               4,297
         Gas                               2,881
      Other                                   33
                                        --------
     Oil and gas revenues -
       current year period              $ 17,005
                                        ========


     Our first-quarter 2000 oil and gas revenues benefited from increases in average realizations for both oil, by 127 percent, and gas, by 46 percent, when compared to prices realized during the first quarter of 1999. These increases were partially offset by decreases in sales volumes of oil (19 percent) and gas (7 percent) over sales levels a year ago. The decreases in sales volumes resulted from normal production declines of our producing fields, primarily Main Pass, and the March 1999 sale of our 28 percent interest in the Vermilion Block 410 field.

     Production and delivery expense totaled $7.1 million in the first quarter of 2000 compared to $3.2 million in the first quarter of 1999. The increase is attributed primarily to approximately $1.9 million of workover costs at the Brazos Block A-19 JC#1 well (see "Operational Activities" above), an additional $0.9 million in transportation costs related to the fields that commenced production during the first quarter of 1999 and a net profits payment of $0.9 million associated with our operations at the Vermilion Block 160 field unit and the Vermilion Block 160 BJ-1 well.

     Depreciation and amortization expense totaled $6.8 million in the first quarter of 2000 compared to $8.2 million in the same period last year. The decrease reflects the lower production volumes and unit-of-production depreciation rates in the first quarter of 2000 compared to the first quarter of 1999.

     Exploration expense totaled $12.0 million during the first quarter of 2000 compared to $2.6 million during the first quarter of 1999. The increase reflects the initial expenditures on our newly expanded exploration program (see "Recent Developments" above). Our exploration expenditures during the first quarter include geological and geophysical expenditures, including the purchase of 3-D seismic data, totaling $7.8 million compared to $0.9 million in the first quarter of 1999. During the first quarter of 2000, we decided against further development of the State Tract 210 #6 exploratory well (see "Operational
Activities" above) and accordingly expensed the related well costs, which totaled $3.7 million. During the first quarter of 1999, we similarly expensed the costs of the unsuccessful Vermilion Block 162 # 5 exploratory well, totaling $1.4 million. Our exploration expenses can be expected to fluctuate in future periods based on the level, results and costs of our numerous planned exploratory drilling projects and, to a lesser extent, the cost of acquiring and interpreting seismic data.

Sulphur Operations
A summary of the increases (decreases) in our sulphur revenues between the periods follows (in thousands):

                                       First
                                      Quarter
                                     ---------
     Sulphur revenues -
      prior year period              $  51,035
     Increase (decrease)
        Sales volumes                   (6,742)
        Price realization               (8,440)
     Other                                  26
                                     ---------
     Sulphur revenues -
      current year period            $  35,879
                                     =========

  Our sulphur revenues decreased by 30 percent during the first quarter of 2000 when compared with the first quarter of 1999. This decrease reflects an approximate 13 percent decrease in sales volumes and a 19 percent decrease in the average realization per ton from levels reported last year. Sales volumes and average realizations of sulphur have been negatively affected by the fourth quarter implementation of production curtailments by the major U.S. phosphate fertilizer producers in response to cyclical declines in the demand for fertilizer. These curtailments contributed to a decrease in sulphur prices of $5.00 per ton, to an average market price of $57.50 per ton in Tampa, Florida in the first quarter of 2000. Fluctuations in sulphur market prices primarily impact our mining operations but generally do not have a significant effect on the margins that we earn by marketing and transporting recovered sulphur. Future sulphur prices will continue to fluctuate as a result of changes in sulphur market conditions and can be expected to continue to be weak if current conditions in the phosphate fertilizer market persist. There is no price change anticipated for sulphur in the Tampa, Florida market for the second quarter of 2000.

     We sell a significant portion of the sulphur we produce to IMC-Agrico Company, a phosphate fertilizer producer, under a long-term supply contract. Our sales to IMC-Agrico totaled 43.8 percent of our total revenues and 65.2 percent of our total sulphur sales in the first quarter of 2000 compared to 57.8 percent of our total revenues and 70.9 percent of our total sulphur sales in the first quarter of 1999. Sales to IMC-Agrico are based on market prices and include a premium with respect to approximately 40 percent of the sales. The agreement requires IMC-Agrico to purchase approximately 75 percent of its annual sulphur consumption from us for as long as it has a requirement for sulphur. We are currently litigating the validity of certain terms of this contract. See Part II - Item 1 "Legal Proceedings."

     Sulphur production and delivery expense for the first quarter of 2000 totaled $35.9 million compared to $44.9 million for the first quarter of 1999. This decrease primarily reflects the reduced volumes sold during the first quarter of 2000, associated with the major U.S. fertilizer producers' curtailments of production. Our first-quarter 2000 production costs include a $1.7 million charge to adjust our March 31, 2000 sulphur inventory to its net realizable value. Production costs during the first quarter of 1999 benefited by $1.8 million, which reflects the receipt of proceeds on our business interruption insurance claim resulting from the effects Hurricane Georges had on Main Pass' production.

     Depreciation expense totaled $2.2 million during the first quarter of 2000 compared to $1.2 million during the first quarter of 1999. The increase reflects the significant decrease in the estimated proved sulphur reserves at the Main Pass mine at December 31, 1999 (see "Recent Developments" and Note 13 "Supplementary Mineral Reserve Information" in our 1999 Annual Report and Form 10-K for a discussion of Main Pass' estimated proved sulphur reserves). The reduction of our proved sulphur reserves has accelerated our recognition of the estimated $60.2 million of abandonment and reclamation costs for the mine and its related facilities by increasing our unit-of-production depreciation rate. Accordingly, our first-quarter 2000 Main Pass depreciation expense totaled $0.9 million, an increase of $0.6 million over the amount that would have been reported had Main Pass' sulphur proved reserves not been substantially reduced at December 31, 1999. Goodwill amortization totaled $0.1 million during both the first quarters of 2000 and 1999.

Other
     General and administrative expense totaled $4.6 million for the first quarter of 2000 compared with $3.3 million for the first quarter of 1999. Our oil and gas segment represented $1.2 million of the increase, reflecting our increased exploration activities and that we are no longer reimbursed by Phosphate Resource Partners for a portion of the $210 million program's general and administrative expenses as a result of the fourth-quarter 1999 sale of their 47 percent interest in the program to us.

     Interest expense totaled $1.2 million during the first quarter of 2000 compared to $0.1 million during the first quarter of 1999. The substantial increase reflects our outstanding borrowings during the quarter, which at March 31, 2000 totaled $65.2 million. Our borrowings reflect $20 million borrowed under our McMoRan revolving credit facility and $45.2 million under our Freeport Sulphur facility. Our outstanding borrowings were used to fund our Shell lease acquisition, exploration expenditures, a portion of our purchase of Phosphate Resource Partners' 47 percent interest in our $210 million exploration program, repurchases of our common stock and working capital. There were no borrowings on either facility during the first quarter of 1999. Accordingly, interest expense during the first quarter of 1999 only reflects the commitment fees paid on these facilities.


CAPITAL RESOURCES AND LIQUIDITY
     Operating activities provided net cash of $9.8 million during the first quarter of 2000 compared to $10.2 million during the first quarter of 1999. The decrease can be attributed primarily to the decrease in sulphur revenues offset in part by the timing of cash disbursements.

    Net cash used in investing activities totaled $49.2 million in the first quarter of 2000 compared with $3.7 million during the first quarter of 1999. As previously discussed in "Recent Developments" above, in January 2000, we acquired exploration rights to numerous prospects from both Texaco and Shell. The Texaco agreement, in substance, represents a large farm-in transaction and requires cash expenditures only as a prospects are identified and drilled. In the Shell transaction we purchased 55 leases for approximately $37.6 million. We also paid $0.8 million in the first quarter of 2000 for acquisition costs related to the purchase of Phosphate Resources Partners' 47 percent interest in a $210 million exploration program (see Note
4. "Rights Offering and Exploration Program" included in our 1999 Annual Report and Form 10-K) and the Shell transaction. We subsequently purchased interests in the Eugene Island Blocks 193/208/215 from Texaco for $0.3 million (see "Operational Activities" above). Our exploration and development capital expenditures totaled $10.5 million during the first quarter of 2000, which included purchases of seismic and other related geological data, expensed exploratory drilling costs related to the State Tract 210 # 6 exploratory well and various re-completion efforts at our existing producing wells.

    During the first quarter of 1999, we incurred $17.2 million of exploration, development and other capital expenditures. Oil and gas exploration and development expenditures totaled $10.6 million, which included capitalized oil and gas drilling costs of $8.0 million primarily for the development of West Cameron Block 616 and the Vermilion Block 160 BJ-1 well, geological and geophysical and other exploration expenses of $1.2 million and expensed drilling costs of $1.4 million associated with the Vermilion Block 162 #5 exploratory well. Additionally, our sulphur operations incurred $4.8 million of capitalized costs primarily associated with replacement wells resulting from Hurricane Georges in September 1998 and $1.8 million for certain sulphur rail cars that had previously been leased. We subsequently received $7.5 million in connection with an agreement to sell and leaseback approximately 270 of our sulphur rail cars. We also received $5.7 million in net proceeds from the sale of the purchased net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 CJ-1 well and the sale of our 28 percent net revenue interest in the Vermilion Block 410 field.

    Financing activities provided cash of $39.4 million during the first quarter of 2000 compared to $0.1 million in the first quarter of 1999. The amounts provided during the first quarter 2000 reflect borrowings totaling $51.2 million under our long-term revolving bank facilities, offset in part by purchases of McMoRan's common stock under our stock repurchase program (see below) and other financing costs. The proceeds received during the first quarter of 1999 primarily reflect the exercise of stock options.

     In 1999, our Board of Directors authorized an open market share purchase program for up to two million shares of our common stock. In March 2000, the Board of Directors authorized the purchase of up to an additional 500,000 shares of our common stock, increasing the total shares authorized under our share repurchase program to 2.5 million. During the first quarter of 2000 we purchased 591,300 shares of our common stock for $11.5 million, an average of $19.46 per share. We purchased an additional 208,600 shares of our common stock during the period from April 1, 2000 through April 19, 2000 for $3.7 million, an average of $17.68 per share. From inception through April 19, 2000 we have purchased approximately 2.2 million shares under our share purchase program for $41.6 million, an average price of $18.56 per share. The timing of the purchases is dependent upon many factors, including the price of our common stock, our operating results, cash flows and financial position, and general economic and market conditions.

     The successful completion of the equity offering referred to above, together with additional credit availability of up to $50 million in our proposed agreement with Halliburton, will provide us the capital resources necessary to meet our 2000 exploration plans. However, we anticipate that we will require additional capital for our anticipated 2001 exploration and development activities and other exploration opportunities that may arise.
We are continuing to explore other financing opportunities, including arrangements with other companies engaged in the oil and gas industry.

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

     Important factors that could cause actual oil and gas operations results to differ materially from our expectations include, without limitation, drilling results, the availability of financing, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of McMoRan. Important factors that could affect the future results of our sulphur operations include without limitation reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC-Agrico as a customer, the seasonality and volatility of sulphur markets, increased competition in the transporting and terminaling of sulphur, and environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in our 1999 Annual Report and Form 10-K.

                    _________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                   PART II--OTHER INFORMATION


Item 1.  Legal Proceedings.
Freeport-McMoRan Sulphur LLC v. IMC-Agrico Company, Civ. Act. No. 462,776 (19th Jud. Dist. Ct. for Parish of East Baton Rouge, La.; filed July 22, 1999). Our sulphur supply agreement with IMC-Agrico requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming _commercially impracticable_ or _grossly inequitable._ In the fourth quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC-Agrico's operations and the referenced markets, we determined that there is no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, we filed suit against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms.

Homestake Sulphur Company, LLC v. Freeport-McMoRan Sulphur LLC, Civ. Act. No. 99C-12-195VAB (Del. Superior Ct. New Castle County; filed December 22, 1999). Homestake Sulphur Company, LLC owns
16.7 percent of the Main Pass mine. Homestake asserted that the operating agreement for Main Pass sulphur contains a provision under which it could elect to waive its right to produce its share of sulphur for 2000 and could be relieved of its obligation to pay some of its share of operating expenses for 2000. Homestake filed suit seeking a declaratory judgment and monetary damages supporting its position. On April 3, 2000, Homestake advised us that they wished to abandon the litigation and on April 14, 2000, we and Homestake signed a stipulation of dismissal of the litigation, which has been filed with the court.
 The stipulation of the dismissal provides that Homestake withdrew its election to refuse taking and paying for its share of sulphur in 2000, and that both parties will perform an accounting for the amounts due as if Homestake never sought to invoke the election.

Jacob Gottlieb v. James R. Moffett, Richard C. Adkerson, B.M. Rankin, Henry A. Kissinger, Phosphate Resource Partners Limited Partnership, McMoRan Oil & Gas Co. and IMC Global Inc., Civ. Act. No. 16393 (Del. Ch. filed May 19, 1998). On May 19, 1998, plaintiff filed an action on behalf of a purported class of plaintiffs who own depository units of Phosphate Resource Partners. The plaintiff alleged various breaches of fiduciary duties by certain individual directors, IMC Global Inc. and Freeport McMoRan Inc. The Plaintiff also alleged that McMoRan Oil & Gas Co. conspired with and aided and abetted the individual director defendants with their alleged breaches of fiduciary duty. This action was dismissed without prejudice and without payment to anyone.

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) During the period covered by this Quarterly Report on Form 10-Q the registrant filed the following Current Reports on Form 8-K :
     . A report dated  January 14, 2000 reporting an event under
       Items 2 and 7, filed on January 20,2000.
     . A report dated  January 19, 2000 reporting an event under
       Item 5, filed on January 20, 2000.
     . A report  dated March 10, 2000 reporting an event under
       Item 5, filed on March 10, 2000.
     . A  report dated April 3, 2000 reporting an event under
       Item 5, filed on April 3, 2000.

                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By: /s/ C. Donald Whitmire, Jr.
                                 ---------------------------
                                    C. Donald Whitmire, Jr.
                                 Vice President and Controller-
                                     Financial Reporting
                                   (authorized signatory and
                                  Principal Accounting Officer)

Date:  May 1, 2000

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

10.9 Employee Benefits Agreement by and between Freeport-McMoRan Inc. and Freeport Sulphur. (Incorporated by reference to Exhibit 10.1 to Freeport Sulphur's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Freeport Sulphur 1997 10-K)).

10.10     Asset Sale Agreement for Main Pass
          Block 299 between Freeport-McMoRan Resource Partners, Limited Partnership (Freeport-McMoRan Resource Partners) and Chevron USA, Inc. dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to Freeport Sulphur's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the Freeport Sulphur S-1)).

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

10.14     Amendment No. 1 to Joint Operating
          Agreement dated July 1, 1993 between Freeport McMoRan Resource Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company. (Incorporated by reference to Exhibit
          10.14 to McMoRan's 1999 Annual Report on Form 10-K the McMoRan 1999 Form 10-K).

10.15     Amendment No. 2 to Joint Operating
          Agreement dated November 30, 1993 between Freeport McMoRan Resource Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company. (Incorporated by reference to Exhibit 10.15 in the McMoRan 1999 Form 10-K).

10.16     Agreement to Coordinate  Operating Agreements  by
          and between Freeport-McMoRan Resource Partners, IMC-Fertilizer and Felmont Oil Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit
          10.6 to the Freeport Sulphur S-1).

10.17     Asset Purchase Agreement between
          Freeport-McMoRan Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase
          Agreement). (Incorporated by reference to Exhibit 10.7 to the Freeport Sulphur S-1).

10.18     Amendment No. 1 to the Asset Purchase
          Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the Freeport Sulphur S-1).

10.19     Agreement for Sulphur Supply, as
          amended, dated as of July 1, 1993 among Freeport-
          McMoRan Resource Partners, IMC Fertilizer and
          IMC-Agrico Company (Sulphur Supply Agreement).
          (Incorporated by reference to Exhibit 10.9 to the Freeport Sulphur S-1).

10.20     Side letter with IGL regarding the
          Sulphur Supply Agreement. (Incorporated by reference to
          Exhibit 10.10 to the Freeport Sulphur S-1).

10.21      Processing and Marketing Agreement
          between the Freeport Sulphur (a division of Freeport-McMoRan Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

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

10.27     Processing and Marketing Agreement
          between the Freeport Sulphur (a division of Freeport
          Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

10.28     Amendment Number 1 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.12 to the Freeport Sulphur S-1).

10.29     Amendment Number 2 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.13 to the Freeport Sulphur S-1).

10.30 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

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

10.33     Asset Purchase Agreement dated
          effective December 1, 1999 between SOI Finance Inc.,
          Shell Offshore Inc. and McMoRan Oil & Gas.
          (Incorporated by reference to Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.34     Offshore Exploration Agreement dated
          December 20, 1999 between Texaco Exploration and
          Production Inc. and McMoRan Oil & Gas. (Incorporated by reference to Exhibit 10.34 in the McMoRan 1999 Form 10-K).

15.1 Letter dated April 20, 2000 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      McMoRan Financial Data Schedule.