Form 10-Q
period 2000-06-30
MCMORAN EXPLORATION CO /DE/
filed 2000-08-14
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  June 30, 2000



                Commission File Number: 001-07791



                     McMoRan Exploration Co.



 Incorporated in Delaware                     72-1424200
                                   (IRS Employer Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


 Registrant's telephone number, including area code:  (504) 582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On June 30, 2000, there were issued and outstanding 15,822,000 shares of the registrant's Common Stock, par value $0.01 per share.



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

Item 1.     Financial Statements.

                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)


                                                June 30,  December 31,
                                                  2000       1999
                                               ---------   ---------
                                                   (In Thousands)
ASSETS
Cash and cash equivalents                      $     -     $     -
Accounts receivable                                8,819       6,462
Inventories                                          269         349
Net current assets from discontinued
 operations                                          -         9,545
Prepaid expenses                                   1,460       3,099
                                               ---------   ---------
  Total current assets                            10,548      19,455
Property, plant and equipment, net               139,680      98,091
Assets of discontinued operations                 73,153     114,026
Deferred tax asset                                   -        32,370
Other assets                                      10,900      10,287
                                               ---------   ---------
Total assets                                   $ 234,281   $ 274,229
                                               =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                               $   9,687   $   9,023
Accrued liabilities                               10,381       8,722
Current portion of reclamation and
 mine shutdown reserves and other                 21,260       4,818
Discontinued operations debt (Note 2)             34,102         -
Net current liabilities from discontinued
 operations                                        2,724         -
                                               ---------   ---------
  Total current liabilities                       78,154      22,563
Sulphur reclamation and mine shutdown reserves    58,544
Oil and Gas reclamation and shutdown reserves     17,635      55,126
Long-term debt (Note 2)                           17,000      14,000
Other long-term liabilities                       27,002      27,469
Stockholders' equity                              35,946     155,071
                                               ---------   ---------
Total liabilities and stockholders' equity     $ 234,281   $ 274,229
                                               =========   =========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                      --------------------  -------------------
                                         2000       1999      2000       1999
                                      ---------   --------  ---------  --------
                                                (In Thousands, Except
                                                  Per Share Amounts)
Revenues                              $  15,720   $ 13,850  $  32,725  $ 24,926
Costs and expenses:
Production and delivery costs             5,619      4,054     12,695     7,228
Depreciation and amortization             5,534      8,622     12,340    16,845
Exploration expenses                     14,102      1,303     26,146     3,853
General and administrative expenses       2,669      1,895      5,373     3,441
Gain on sale of oil and gas property        -          -          -      (3,090)
                                      ---------   --------  ---------  --------
  Total costs and expenses               27,924     15,874     56,554    28,277
                                      ---------   --------  ---------  --------
Operating loss                          (12,204)    (2,024)   (23,829)   (3,351)
Interest expense                         (1,166)       (75)    (2,376)     (133)
Other income, net                         1,450        186      1,466       231
                                      ---------   --------  ---------  --------
Loss from continuing operations
  before provision for income taxes     (11,920)    (1,913)   (24,739)   (3,253)
Income tax (provision) benefit          (34,941)       670    (34,941)    1,139
Loss from continuing operations         (46,861)    (1,243)   (59,680)   (2,114)
Discontinued operations:
  Income (loss) from discontinued sulphur
    operations (less applicable income
    taxes of $1,122 in the three-month
    1999 period and $2,310 in the six-
    month 1999 period)                  (83,031)     2,082    (87,216)    4,267
  Loss on disposal of sulphur assets     (7,500)       -       (7,500)      -
                                      ---------   --------  ---------  --------
Net income (loss)                     $(137,392)  $    839  $(154,396) $  2,153
                                      =========   ========  =========  ========
Basic net income (loss) per share of
  common stock:
Loss from continuing operations          $(3.11)    $(0.09)   $ (4.33)   $(0.15)
Income (loss) from discontinued
   sulphur operations                     (5.50)      0.15      (6.34)     0.31
Loss on disposal of sulphur assets        (0.50)       -        (0.54)      -
                                         ------     ------    -------    ------
Basic net income (loss) per share        $(9.11)    $ 0.06    $(11.21)   $ 0.16
                                         ======     ======    =======    ======
Diluted net income (loss) per share of
 common stock:
Loss from continuing operations          $(3.11)    $(0.09)   $ (4.33)   $(0.15)
Income (loss) from discontinued
   sulphur operations                     (5.50)      0.15      (6.34)     0.30
Loss on disposal of sulphur assets        (0.50)       -        (0.54)      -
                                         ------     ------    -------    ------
Diluted net Income (loss) per share      $(9.11)    $ 0.06    $(11.21)   $ 0.15
                                         ======     ======    =======    ======

Average shares outstanding
  Basic                                  15,078     13,662     13,779    13,878
                                         ======     ======     ======    ======
  Diluted                                15,078     13,901     13,779    14,059
                                         ======     ======     ======    ======

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                     2000         1999
                                                   ---------    ---------
                                                       (In Thousands)
Cash flow from operating activities:
Net income (loss)                                  $(154,396)   $   2,153
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  (Income) loss from discontinued operations          94,716       (4,267)
  Depreciation and amortization                       12,340       16,845
  Exploration expenses                                26,146        3,853
  Gain on sale of oil and gas property                  -          (3,090)
  Change in deferred tax asset                        34,941       (1,139)
  (Increase) decrease in working capital
     Accounts receivable                              (2,864)      (2,355)
     Accounts payable and accrued liabilities         (2,934)       5,663
     Inventories and prepaid expense                    (850)         (32)
  Other                                                 (583)          21
                                                   ---------     --------
Net cash provided by continuing operations             6,516       17,652
Net cash provided by (used in) discontinued
 operations                                           (5,906)       3,709
                                                   ---------     --------
Net cash provided by operating activities                610       21,361
                                                   ---------     --------

Cash flow from investing activities:
Exploration and development and other expenditures   (33,673)     (16,411)
Purchase oil and gas interests                       (38,650)      (3,117)
Proceeds from disposition of assets, net               1,547        8,859
Other                                                    -           (314)
                                                   ---------     --------
Net cash used in continuing operations               (70,776)     (10,983)
Net cash provided by (used in) discontinued
 operations                                              (40)       1,973
                                                   ---------     --------
Net cash used in investing activities                (70,816)      (9,010)
                                                   ---------     --------
Cash flow from financing activities:
Net proceeds from long-term debt                      31,156          -
Net proceeds from equity offering                     50,274          -
Purchase of McMoRan common stock                     (15,282)     (14,765)
Other                                                 (1,888)         298
                                                   ---------     --------
Net cash provided by (used in) continuing
 operations                                           64,260      (14,467)
Net cash provided by discontinued operations           5,946          -
                                                   ---------     --------
Net cash provided by (used in) financing operations   70,206      (14,467)
                                                   ---------     --------
Net decrease in cash and cash equivalents                -         (2,116)
Net amount attributable to discontinued operations       -         (5,682)
Cash and cash equivalents at beginning of year           -         17,816
                                                   ---------     --------
Cash and cash equivalents at end of period         $     -       $ 10,018
                                                   =========     ========

The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1. DISCONTINUED SULPHUR OPERATIONS
In July 2000, McMoRan Exploration Co. (McMoRan) undertook a plan to discontinue its sulphur mining operations and to sell its remaining sulphur transportation, logistics and marketing assets. Drilling operations at the Main Pass mine have ceased.
McMoRan's plan for discontinuing its sulphur segment include the marketing of its sulphur operations to other third parties that could potentially benefit from the use of such assets whether deployed in the business of sulphur related activities or other alternative uses.

    Following is a summary of financial information for McMoRan's discontinued sulphur operations (in thousands):

                                     Second-Quarter         Six-Months
                                  -------------------  ---------------------
                                    2000       1999      2000        1999
                                  ---------  --------  ---------   ---------
Net sales                         $  36,749  $ 49,439  $  72,628   $ 100,474
                                  =========  ========  =========   =========
Income (loss) from discontinued
 operations:
  Before income taxes             $ (83,031) $  3,204  $ (87,216)  $   6,577
  Income tax provision                  -      (1,122)       -        (2,310)
                                  ---------  --------  ---------   ---------
  Net                             $ (83,031) $  2,082  $ (87,216)  $   4,267
                                  =========  ========  =========   =========
Estimated loss on disposal        $  (7,500) $    -    $  (7,500)  $     -
                                  =========  ========  =========   =========

    The loss from discontinued operations for the second-quarter and six month periods of 2000 include non-cash charges totaling $78.1 million to reflect the net realizable value of the sulphur segment assets and liabilities. These charges include: $20.1 million to write-off the remaining book value of the Main Pass sulphur mine; $25.2 million for the writedown of the book value of the mining-related assets, primarily certain specialized marine equipment utilized in handling mined sulphur, to their estimated recoverable values; and $32.8 million for the remaining unaccrued estimated mine reclamation costs. The estimated loss on disposal of sulphur assets primarily reflects estimated employee-related charges.

    In connection with the decision to discontinue the sulphur operations, primarily those associated with the sulphur transportation, logistics and marketing business, McMoRan recorded a $34.9 million non-cash charge to its deferred tax valuation allowance, which eliminated its net deferred tax asset.
 Although this charge related to the decision to discontinue the sulphur operations, accounting standards require it to be included in the loss from continuing operations.

2. EQUITY OFFERING, HALLIBURTON ALLIANCE AND LONG-TERM DEBT
In April 2000, McMoRan Exploration Co. (McMoRan) sold 3.8 million shares of its common stock for $14.00 per share or $50.3 million of proceeds, net of underwriting discounts of $2.9 million. McMoRan used the proceeds to repay outstanding borrowings under its existing bank credit facilities.

    In June 2000, McMoRan executed a definitive agreement with Halliburton Company to form a strategic alliance that combines the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team that will assist McMoRan in managing its oil and gas activities. Halliburton, through its business units, will provide integrated products and services to McMoRan at market rates and McMoRan will use Halliburton's products and services on an exclusive basis to the extent practicable.

    Halliburton has provided a guarantee that provides up to $50 million of additional borrowings available to McMoRan Oil & Gas LLC under terms of an amended revolving facility (amended facility). Under terms of the amended facility, McMoRan has potential credit availability of up to $75 million, including the $50 million currently available under the Halliburton guarantee. The $25 million balance of the commitment is subject to semi-annual borrowing base re-determinations based on traditional present value analysis of McMoRan Oil & Gas' proven reserves. At June 30, 2000, a total of $10 million was available and undrawn under this portion of the amended facility (see Note 6). This amount cannot be drawn unless all amounts available under the
Halliburton guaranteed facility are fully drawn.   McMoRan pays
Halliburton a fee based on usage and had provided a first priority lien on its interest in the Brazos A-19 property as
security for its guarantee.   As a result of McMoRan's sale of
the Brazos A-19 property,

Halliburton agreed to substitute its
lien on this property with a lien on certain other properties
(see Note 6). Halliburton also has the right to elect to
participate in McMoRan's future development opportunities by providing a portion of the exploration and development costs of each prospect in which it elects to participate. Amounts paid by Halliburton representing the reimbursement of exploration costs will be used to reduce outstanding borrowings and the commitment
under the Halliburton guaranteed portion of the facility.   As of
June 30, 2000, $17.0 million was drawn on the amended facility and the weighted-average interest rate on these borrowings was
8.4 percent.  This facility matures no later than December 31, 2003.

    The amount of availability under the Halliburton guaranteed portion of the amended facility is contingent upon McMoRan's ability to raise additional capital. In the event McMoRan fails to raise an additional $25 million by December 31, 2000 and an additional $50 million by December 31, 2001, the $50 million commitment will be reduced by the amount of the shortfall and McMoRan will be required to repay any loans outstanding in excess of the adjusted commitment amount. In addition to traditional sources of funding such as those offered by the capital markets, McMoRan can meet its obligations with respect to additional capital through the sale of program interests in its drilling prospects or the sale of interests in individual prospects.

    In addition to the facility discussed above, McMoRan has a variable rate revolving credit facility that is available to Freeport-McMoRan Sulphur LLC (Freeport Sulphur) (see Note 9 "Long-Term Debt" included in McMoRan's 1999 Annual Report on Form 10-K). At June 30, 2000, outstanding borrowings under this facility totaled $34.1 million and the weighted-average interest rate on these borrowings totaled 6.8 percent. Outstanding borrowings under the facility totaled $14.0 million at December 31, 1999. Subsequent to June 30, 2000, this facility was amended (see Note 6).

3. EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the periods presented plus the net effect of outstanding dilutive stock options. Stock options representing 270,000 shares during the second quarter of 1999 and 210,000 shares of common stock for the six months ended June 30, 1999 were included in the diluted net income per share calculations. Stock options representing 133,000 shares in the second quarter of 2000 and 190,000 shares for the six month ended June 30, 2000 were considered anti-dilutive because of these periods' net losses and were excluded from the diluted net loss per share calculation.

     Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows (in thousands, except for average exercise prices):

                                 Second Quarter       Six Months
                                 ---------------    ---------------
                                  2000     1999      2000     1999
                                 ------   ------    ------   ------
Outstanding options               1,282      406     1,153      942
Average exercise price           $19.76   $20.26    $20.04   $19.03


4. FINANCIAL INSTRUMENTS AND CONTRACTS
Based on its assessment of market conditions, McMoRan may enter into financial contracts to manage certain risks resulting from fluctuations in commodity prices (oil and natural gas). Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transactions. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. McMoRan monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with financially strong counterparties.

     McMoRan has oil forward sales contracts related to its Main Pass oil production. During the second quarter of 2000, McMoRan settled contracts on 0.1 million barrels of oil at an average price of $20.97 per barrel, which resulted in a realized loss of $0.7 million. For the six month period ended June 30, 2000 the settled contracts totaled 0.2 million barrels of oil at an average price of $21.70 per barrel, which resulted in a
recognized loss of $1.5 million.   As of June 30, 2000, McMoRan
had contracts to sell

0.2 million barrels of oil at an average price of $19.23 per barrel through December 2001. These contracts had a fair value of approximately $(1.8) million as of June 30, 2000.

     In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. McMoRan expects to adopt SFAS 133 effective January 1, 2001. Adoption is expected to require McMoRan to report other comprehensive income or loss for changes in fair value of the instruments that qualify as hedges.

5. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan's earnings to fixed charges calculation resulted in a shortfall of $23.6 million in the first six months of 2000 and $0.8 million in the first six months of 1999. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

6. SUBSEQUENT EVENTS
On July 27, 2000, McMoRan sold all of the $210 million exploration program's interests in Brazos Blocks A-19 and A-26 to Shell Offshore Inc. for $70 million, $66.5 million net to McMoRan's interest. McMoRan will recognize a net gain of approximately $40 million associated with the sale during the third quarter of 2000. The proceeds were used to repay all outstanding borrowings under McMoRan's amended facility (Note 2).

   McMoRan's 26.4 percent net revenue interest in Brazos Block A-19 was pledged as security for the $50 million revolving facility that is guaranteed by Halliburton under the terms of the amended credit facility (Note 2). The bank group and Halliburton released the Brazos Block A-19 interest as security for this revolving facility and accepted as substitute collateral McMoRan's interests in certain of its other producing fields and the reserves associated with the recent discovery at Ship Shoal Block 296. McMoRan's interest in this substitute collateral was released from the $25 million commitment portion of the amended facility and pledged to secure the $50 million Halliburton guaranteed portion of the amended facility. Accordingly, McMoRan's current credit availability under the amended credit facility is limited to the $50 million Halliburton guarantee. However, additional amounts under this facility up to the remaining $25 million commitment could become available for borrowing upon discovery of additional proved reserves.

   On August 11, 2000, Freeport Sulphur amended its existing
$100 million revolving credit facility that reduced the commitment to $64.5 million (sulphur facility). This amended revolving credit facility is secured by substantially all of the assets of Freeport Sulphur, including its Main Pass oil interest, and will mature on the earlier of April 30, 2001 or the receipt of the net proceeds from the sale of McMoRan's sulphur transportation, logistics and marketing assets.

   In August 2000, Freeport Sulphur and Devon Energy Corporation (Devon), a successor to Pennzoil Company (Pennzoil), agreed in principle to settle Freeport Sulphur's ongoing liability associated with its acquisition of Pennzoil's sulphur division (see Note 10 "Other Liabilities" included in McMoRan's 1999 Annual Report on Form 10-K). Under terms of the proposed settlement Freeport Sulphur will assume certain Devon sulphur related environmental liabilities and pay Devon $6.0 million.
The costs associated with this settlement approximate the value of McMoRan's recorded liability. The terms of the settlement are subject to renegotiation and execution of a definitive agreement with Devon.

                        -----------------
                             Remarks

The information furnished herein should be read in conjunction with McMoRan's financial statements contained in its 1999 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of June 30, 2000, the related statements of operations for the three and six-month periods ended June 30, 2000 and 1999 and the statements of cash flow for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of McMoRan Exploration Co. as of December 31, 1999 (not presented herein), and, in our report dated January 19, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, (which has been restated to conform to the Company's presentation of discontinued operations as discussed in Note 1), is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                  /s/  ARTHUR ANDERSEN LLP

New Orleans, Louisiana
July 20, 2000 (except with
respect to Note 6 as to
which the date is
August 11, 2000)

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis and financial results contained in our 1999 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

DISCONTINUED SULPHUR BUSINESS
Low sulphur prices and higher natural gas prices have caused our mining operations at Main Pass to be uneconomic in the current sulphur price environment. Sulphur prices have been at low levels because of weak demand from the phosphate fertilizer industry, the principal consumer of sulphur, and the increasing availability of recovered sulphur. Further reductions in sulphur demand are being experienced currently from recent announcements of curtailments in operations by major phosphate fertilizer producers. Concurrently, the operating costs for Main Pass sulphur production increased dramatically as a result of the major price increase in natural gas, a significant element of cost in mining sulphur. Our average delivered cost for natural gas averaged $2.51 per Mcf in 1999, $2.66 per Mcf in the first quarter of 2000, $3.76 per Mcf in the second quarter of 2000 and $4.65 per Mcf for July 2000.

     As a result, in July 2000 we ceased our sulphur drilling operations and initiated a phased discontinuation of our mining operations at Main Pass. Sulphur production at Main Pass is anticipated to decline over an approximate six-month period, with final production expected around the end of 2000. Our contractual obligations to our sulphur customers will be met with available Main Pass production, sulphur inventories and purchases of recovered sulphur. We will continue to produce oil at Main Pass, which is currently producing at approximately 5,200 barrels of oil daily, 2,500 barrels per day net to our interest. We are also evaluating alternative uses for the Main Pass facilities and do not contemplate a complete reclamation of the facilities for a period of several years.

     In addition to our Main Pass sulphur mining operations, we are also engaged in the transportation and marketing of recovered sulphur. While this business remains profitable at low sulphur prices, we plan to sell the business to raise funds to cover the cost of discontinuing sulphur operations at Main Pass and to reduce debt. We are pursuing various alternatives with regard to the disposal of our sulphur transportation, logistics and marketing assets. Our aggregate net book value of these assets approximates $66 million. On August 11, 2000, we amended our $100 million revolving credit facility (sulphur facility) that will enable us to proceed with our business plan to exit the sulphur business. Loan commitments under the amended sulphur facility have been reduced from $100 million to $64.5 million and are fully available to fund our near-term capital requirements under our sulphur business discontinuation plan. The amended sulphur facility is secured by substantially all of Freeport-McMoRan Sulphur LLC's assets, including our Main Pass oil interest, and will mature on the earlier of April 30, 2001 or the receipt of the net proceeds from the sale of our sulphur transportation, logistics and marketing assets.
Our sulphur facility had an outstanding balance of $36.0 million as of August 11, 2000.

     As a result of our plans to exit the sulphur business, both our current and prior year financial results of the former sulphur business segment are reported as discontinued operations. The loss from discontinued sulphur operations for the three- and six-month periods in 2000 includes non-cash charges totaling $78.1 million to reflect the net realizable value of sulphur segment assets and liabilities. These charges include: $20.1 million to write off the difference between the book value of the Main Pass sulphur mine and estimated future cash flows from sulphur reserves, taking into consideration recent changes in sulphur prices and operating costs; $25.2 million for the writedown of the book value of other mining-related assets, primarily certain specialized marine equipment utilized in handling mined sulphur, to estimated recoverable values; and $32.8 million for remaining unaccrued estimated mine reclamation costs. Additional estimated charges of $7.5 million, including employee related costs, are included separately as "loss on disposal of sulphur assets" for the three- and six-month periods of 2000. Operating results relating to these discontinued operations are currently estimated to be break-even through the anticipated disposal date.

    We have completed our shutdown efforts at our Culberson mine in West Texas, which permanently ceased production on June 30, 1999. We intend to sell all our remaining interests in the mine for approximately $3.5 million during the third quarter of 2000.

OPERATIONAL ACTIVITIES
        The following summarizes our recent significant operational activities.

 . The Brazos Block A-19 JC#1 well has been shut-in since
  November 1999 and efforts to re-establish production from the existing well were unsuccessful. The operator plans to permanently abandon the well. On July 27, 2000, we sold our
  26.4 percent net revenue interest in Brazos Block A-19 and our 38.2 percent net revenue interest in the unexplored Brazos Block A-26 to Shell Offshore Inc. for $66.5 million. We will recognize a net gain of approximately $40 million in the third quarter of 2000. We will continue to pursue our rights to recover our losses associated with the premature abandonment of this well from our insurers.

 . On June 5, 2000 we commenced exploratory drilling of the #1 well at Ship Shoal Block 296. The well, reached a total depth of 12,800 feet and encountered 67 feet of net gas pay in two zones. On July 31, 2000, we commenced drilling the #2 well at the prospect to delineate the parameters of the encountered reserves of the #1 well. The #2 well's planned total depth is 10,250 feet and drilling is expected to be completed in the third quarter of 2000. We currently own a
  61.8 percent working interest in these wells.   Ship Shoal
  Block 296 covers 5,000 acres and is located in approximately 260 feet of water, 62 miles offshore Louisiana.

 . During the first quarter of 2000 we acquired an interest in the Eugene Island 193/208/215 prospect from Texaco for approximately $0.3 million and the assumption of an abandonment obligation associated with existing wells and platforms at the location. As previously announced, we re-established sustained production of approximately 800 barrels per day (350 barrels per day net to our interest) from four wells in the field during June 2000. We are currently evaluating the other existing wells in the field to determine whether additional re-completion work is warranted. We also plan to drill an exploratory well on Block 193 to a proposed depth of 17,500 feet during the second half of 2000. We currently own a 53.4 percent working interest and a 41.7 percent net revenue interest in this prospect. This prospect covers 10,000 acres and is located in approximately 100 feet of water, 135 miles offshore Louisiana.

 . As previously reported, on April 18, 2000 we reached the contracted turnkey depth of approximately 15,000 feet at the Vermilion Block 144 #3 well. We have set protective casing and temporarily abandoned the well. These drilling activities have extended the lease expiration date by 180 days to October 2000. The estimated additional costs to reach a proposed total depth of 17,500 feet are $4.7 million. We have deferred additional drilling on this prospect until the second half of 2000 while we pursue the drilling of other prospects in our inventory and continue discussions with industry participants regarding their participation in our exploration program. We currently own a 95 percent working interest and a 76.3 net revenue interest in the prospect, which covers 5,937 acres and is located in approximately 90 feet of water adjacent to our producing field at Vermilion Block 160.

 . The Green Canyon Block 90 #1 exploratory well reached a total depth of 9,500 feet in late July 2000. The well did not encounter any commercial quantities of hydrocarbons and has been subsequently plugged and abandoned. We will expense the $5.4 million of well costs in the third quarter of 2000.

 . On July 2, 2000, we commenced exploratory drilling of the #1 well at Garden Banks Block 580. The well has reached its proposed total depth of 10,425 feet and is currently being evaluated. We currently have a 95 percent working interest in this well. Garden Banks Block 580 covers 5,760 acres and is located in approximately 2,300 feet of water, 145 miles offshore Texas.

 . On February 28, 2000, we commenced exploratory drilling of the #8 well at Grand Isle Blocks 40/41. The well reached a total depth of approximately 17,500 feet on May 16, 2000. Although the well encountered the geological objectives we defined using 3-D seismic and related geological data, the targeted sands seen were poorly developed. We concluded that the well did not contain commercial quantities of oil and gas reserves and have plugged and abandoned the well. As a result, we have charged approximately $7.9 million of the related drilling costs to exploration expense during the second quarter of 2000.

  Our working interests discussed above, other than for Ship
Shoal Block 296, are subject to certain development elections by both Texaco and Halliburton, which if exercised would reduce both our working interest and net revenue interests.

RESULTS OF OPERATIONS
     Our oil and gas operations are located in the Gulf of Mexico and Gulf Coast region, and include the oil operations at Main Pass. As a result of our anticipated exploration expenditures, we may continue to report operating losses in future periods. Summary comparative data for the second-quarter and six-month periods ended June 30, 2000 and 1999 follows:

                                     Second Quarter            Six Months
                                ----------------------   ----------------------
                                   2000        1999         2000        1999
                                ----------  ----------   ----------  ----------
                                         (Dollars in thousands,
                                       except for realized prices)
FINANCIAL DATA:
Revenues                        $   15,720  $   13,850   $   32,725  $   24,926
Exploration expense                 14,102       1,303       26,146       3,853
Operating loss                     (12,204)     (2,024)     (23,829)     (3,351)

OPERATIONAL DATA:
Sales volumes:
     Gas (thousand cubic feet,
          or MCF)                2,528,500   3,751,900    6,041,900   7,539,400
     Oil (barrels)a                282,000     368,300      603,400     764,600
Average realizations:
     Gas (per MCF)              $     3.52  $     2.19   $     3.00  $     2.00
     Oil (per barrel) a              23.78       14.87        23.83       12.61


  a. Includes sales of sour crude oil from the Main Pass oil operations. Main Pass sales totaled approximately 222,400 barrels at an average realization of $22.27 per barrel in the second quarter of 2000 and 299,000 barrels at an average realization of $14.40 per barrel in the second quarter of 1999. For the six-month periods Main Pass sales totaled approximately 486,500 barrels at an average realization of $22.45 per barrel in 2000 and 610,300 barrels at an average realization of $12.15 per barrel in 1999.

     A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):


                                            Second         Six
                                            Quarter       Months
                                           ---------     --------
     Oil and gas revenues - 1999 periods   $  13,850     $ 24,926
     Increase (decrease)
       Sales volumes:
         Oil                                  (1,283)      (2,033)
         Gas                                  (2,679)      (2,995)
       Price realizations:
         Oil                                   2,513        6,770
         Gas                                   3,363        6,042
      Other                                      (44)          15
                                           ---------     --------
     Oil and gas revenues - 2000 periods   $  15,720     $ 32,725
                                           =========     ========

     Revenues for both the second quarter and six months ended June 30, 2000 benefited from substantially higher average realizations for both oil and gas over prices realized in 1999, reflecting improved market conditions. These increases were partially offset by a reduction in our volumes sold during 2000 when compared to volumes sold during 1999. The decreases in sales volumes resulted from normal production declines of our producing fields, primarily Main Pass and the Vermilion Block 160 unit, including the Vermilion Block 159 CJ-1 well, which fully depleted its proved reserves during the second quarter of 2000. Gas sales for the 1999 periods include sales associated with the Vermilion Block 410 field, that we sold in March 1999. Sales volumes during the second quarter of 1999 reflect the commencement of operations at our West Cameron 616 field.

     Production and delivery expense totaled $5.6 million during the second quarter of 2000 and $12.7 million for the six months ended June 30, 2000 compared with $4.1 million and $7.2 million
for the comparable periods in 1999.   The increases reflect:

1) Net profits payments earned by others totaling $1.1 million during the second quarter and $2.0 million for the six-month period of 2000 associated with the Vermilion Block 160 field unit and the Vermilion Block 160 BJ-1 well.
2) Workover costs totaling $0.7 million during the second quarter and $2.6 million for the six months ended June 30, 2000. The workover costs reflect our activities on Eugene Island Blocks 193/208/215 during the second quarter of 2000 and the ultimately unsuccessful efforts to re-establish production from the Brazos Block A-19 JC#1 well in the first quarter of 2000.
3) Additional transportation costs associated with fields that commenced operations in the first quarter of 1999.

     Depreciation and amortization expense totaled $5.5 million during the second quarter of 2000 and $12.3 million for the six months ended June 30, 2000 compared to $8.6 million and $16.8 million for the comparable periods of 1999. The decreases primarily reflect the lower production volumes.

     Our exploration expense has increased substantially because of our newly expanded exploration program (see "Recent Developments" and Note 3 "Acquisitions" included in our 1999 Annual Report on Form 10-K for a discussion of our recently acquired exploration rights). Summarized exploration expenses are as follows (in millions):

                                   Second Quarter       Six Months
                                   --------------    ----------------
                                    2000    1999      2000      1999
                                   ------   -----    ------    ------
Geological and geophysical,
  including 3-D seismic purchases  $  5.2   $ 0.8    $ 13.0    $  1.7
Dry hole costs                        7.9a    0.1      11.6a,b    1.6c
Other                                 1.0     0.4       1.5       0.6
                                   ------   -----    ------    ------
                                   $ 14.1   $ 1.3    $ 26.1    $  3.9
                                   ======   =====    ======    ======


a. Includes the expensed exploratory well costs associated with the Grand Isle Block 40/41 #8 well.
b. Includes approximately $3.7 million of expensed exploratory well costs associated with the State Tract 210 #6 well.
c. Represents the costs associated with the unsuccessful #5 exploratory well at Vermilion Block 162.

     Our exploration expenses can be expected to fluctuate in future periods based on the level, results and cost of our numerous planned exploratory drilling projects and, to a lesser extent, the cost of acquiring and interpreting seismic data.

     General and administrative expense totaled $2.7 million for the second quarter of 2000 and $5.4 million for the six months ended June 30, 2000 compared with $1.3 million and $3.9 million for the same period last year. The increase reflects our increased activities and our no longer being reimbursed for a portion of the $210 million exploration program's general and administrative expenses as a result of our fourth-quarter 1999 purchase of Phosphate Resource Partners' 47 percent interest in the program.

     Interest expense totaled $1.2 million during the second quarter of 2000 and $2.4 million for the six months ended June 30, 2000 compared to $0.1 million during both the second quarter and six months ended June 30, 1999. The substantial increase reflects our additional outstanding borrowings during 2000, which at June 30, 2000 totaled $51.1 million. Our outstanding borrowings were used to fund our Shell lease acquisition, exploration expenditures, a portion of our purchase of Phosphate Resource Partners' 47 percent interest in our $210 million exploration program, repurchases of our common stock and working capital. There were no borrowings during the first half of 1999.
 Accordingly, interest expense during the first half of 1999 only reflects the commitment fees paid on our credit facilities.

     In connection with the decision to discontinue our sulphur operations, primarily those associated with the sulphur transportation, logistics and marketing business, we recorded a $34.9 million non-cash charge to our deferred tax valuation allowance which eliminated our net deferred tax asset. This determination was based upon updated estimates of projected operating results from continuing operations. Although this charge related to the decision to discontinue the sulphur operations, accounting standards require it to be included in the loss from continuing operations.

CAPITAL RESOURCES AND LIQUIDITY
      Continuing operations provided net cash from operating activities of $6.5 million during the six months ended June 30, 2000 compared to $17.7 million during the six months ended June 30, 1999. The decrease can be attributed primarily to working capital changes. Our total cash flow from operating activities also reflect a use of $5.9 million associated with our discontinued sulphur operations in the first six months of 2000 reflecting the weak sulphur market and higher production costs at the Main Pass mine.

    Net cash used in investing activities totaled $70.8 million for the six months ended June 30, 2000 compared with $9.0 million
for the six months ended June 30, 1999.   In January 2000, we
acquired exploration rights to numerous prospects from both Texaco and Shell (see "Recent Developments" in our 1999 Annual Report on Form 10-K). The Texaco agreement, in substance, represents a large farm-in transaction and requires cash expenditures only as prospects are identified and drilled. In the Shell transaction, we purchased 55 leases for approximately $37.6 million. We also paid $0.8 million in the first quarter of 2000 for acquisition costs related to the Shell transaction and the purchase of Phosphate Resources Partners' 47 percent interest in a $210 million exploration program (see Note 4. "Rights Offering and Exploration Program" included in our 1999 Annual Report on Form 10-K). We subsequently purchased interests in the Eugene Island Blocks 193/208/215 from Texaco for $0.3 million (see "Operational Activities" above). During the second quarter of 2000 we sold various residual oil and gas interests for $1.4 million. Our exploration and development capital expenditures totaled $33.7 million during the first half of 2000. These expenditures included: 1) purchases of seismic and other related geological data; 2) expensed exploratory drilling costs related to the State Tract 210 # 6 and Grand Isle Block 40/41 #8 wells;
3) capitalized drilling costs primarily for the Vermilion Block 144/145 #3 and the Ship Shoal Block 296 #1 exploratory wells and
4) various capitalized re-completion costs on existing producing wells.

    On July 27, 2000, we sold our ownership interests in Brazos Blocks A-19 and A-26 to Shell for $66.5 million cash (see "Operational Activities" above). We used the sale proceeds to repay all our outstanding borrowings under our amended credit facility (Note 6). We believe the remaining sale proceeds and the $50 million of credit availability made available through our alliance with Halliburton, provide us the capital resources necessary to conduct our planned exploration activities through 2001. However, we anticipate that we will require additional capital for expected additional exploration opportunities and for development activities. Our availability under the Halliburton guarantee is contingent upon our ability to raise additional capital of $25 million by December 31, 2000 and an additional $50 million by December 31, 2001 (Note 2). The $50 million commitment will be reduced by the amount of any shortfall in our supplementary financing efforts and we would be required to repay any loans in excess of the adjusted commitment amount. Accordingly, we are continuing to pursue other financing opportunities, including arrangements with other companies engaged in the oil and gas industry, as well as traditional sources of funding such as those offered by capital markets.

    During the six months ended June 30, 1999, exploration and development expenditures totaled $16.4 million, which included:
1) capitalized oil and gas drilling costs of $12.5 million primarily for the development of West Cameron Block 616, the Vermilion Block 160 BJ-1 well, and the Brazos Block A-19 JC #1 well; 2) geological and geophysical and other exploration expenses of $2.3 million; and 3) expensed drilling costs of $1.6 million associated with the Vermilion Block 162 #5 exploratory well. We also received $5.7 million in net proceeds from the sale of the purchased net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 CJ-1 well and the sale of our 28 percent net revenue interest in the Vermilion Block 410 field. Net cash provided by the discontinued sulphur operations totaled $2.0 million, reflecting the sale and leaseback of certain rail cars partially offset by drilling costs to replace wells lost during Hurricane Georges.

    Continuing operations' financing activities provided cash of $64.3 million during the six months ended June 30, 2000 compared to using $14.5 million during the six months ended June 30, 1999. In April 2000, we completed an equity offering in which we sold
3.8 million shares of our common stock for $14.00 per share. Our net proceeds at the completion of the equity offering totaled $50.3 million. Our cash provided from financing activities during the first half of 2000 also reflects additional net borrowings of $31.2 million under our long-term revolving bank facilities, offset in part by purchases of McMoRan's common stock under our stock repurchase program (see below) and other financing costs. Net cash provided from the discontinued sulphur operations totaled $5.9 million, which represented the net borrowings necessary to fund its operating activities.

     In 1999, our Board of Directors authorized an open market share purchase program for up to two million shares of our common stock. In March 2000, the Board of Directors authorized the purchase of up to an additional 500,000 shares of our common stock, increasing the total shares authorized under our share repurchase program to 2.5 million. During the first half of 2000 we purchased 799,900 shares of our common stock for $15.2 million, an average of $19.00 per share. During the first half of 1999, we purchased 877,735 shares of our common stock for $14.8 million, an average of $16.83 per share. The 1999 purchases included one transaction in which we purchased from Phosphate Resource Partners all 769,535 shares of our common stock they owned for $12.8 million or $16.64 per share. From inception of the share purchase program through June 30, 2000, we have purchased approximately 2.2 million shares for $41.6 million, an average price of $18.56 per share. The timing of purchases is dependent upon many factors, including the price of our common stock, our operating results, cash flows and financial position, and general economic and market conditions.

     As previously discussed, (see "Discontinued Sulphur Business" above), we plan to sell our sulphur transportation, logistics and marketing assets and use the expected proceeds to repay all outstanding borrowing on the amended sulphur credit facility (Note 6). The remaining sale proceeds will be used to support the reclamation operations at the Main Pass mine. We expect to incur approximately $20 million of mine reclamation expenditures at Main Pass and its related facilities within the next twelve months.

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

     Important factors that could cause actual oil and gas operations results to differ materially from our expectations include, without limitation, drilling results, the availability of financing, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of McMoRan.
Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in our 1999 Annual Report on Form 10-K.

                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
Freeport-McMoRan Sulphur LLC v. IMC-Agrico Company, Civ. Act. No. 462,776 (19th Jud. Dist. Ct. for Parish of East Baton Rouge, La.; filed July 22, 1999). Our sulphur supply agreement with IMC-Agrico requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC-Agrico's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable." In the fourth quarter of 1998, IMC-Agrico attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC-Agrico's operations and the referenced markets, we determined that there is no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, we filed suit against IMC-Agrico seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms. IMC-Agrico has alleged that our announced suspension of sulphur production at Main Pass and our proposed sale of our sulphur transportation assets constitute a statement of intent to breach our obligations under the agreement. We intend to vigorously defend ourselves from IMC-Agrico's allegations and to pursue our rights under the agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.
     (a)  Our Annual Meeting of Stockholders was held May 4, 2000
(the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Robert A. Day, Rene L. Latiolais, Gabrielle K. McDonald and J. Taylor Wharton were elected to serve until the 2003 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard
C. Adkerson, Morrison C. Bethea, Gerald J. Ford, H. Devon Graham, Jr., James R. Moffett and B. M. Rankin, Jr.

     (c) At the Annual Meeting, holders of McMoRan common stock elected the following directors with the number of votes cast for or withheld from each nominee as follows:

Name                         For            Withheld
----                      ----------        --------
Robert A. Day             11,630,994         152,739
Rene L. Latiolais         11,627,814         155,919
Gabrielle K.McDonald      11,623,229         160,504
J. Taylor Wharton         11,627,662         156,071

With respect to the election of the directors, there were no abstentions.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit our financial statements for the year 2000. Holders of 11,733,097 shares voted for, holders of 35,757 shares voted against and holders of 14,879 shares abstained from voting on, such proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to adopt McMoRan's 2000 Stock Incentive Plan in the form presented in McMoRan's proxy statement dated March 30, 2000. Holders of 10,980,905 shares voted for, holders of 700,952 shares voted against and holders of 101,876 shares abstained from voting on such proposal. There were no broker non-votes with respect to the proposal.

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

                             McMoRan Exploration Co.

                             By: /s/ C. Donald Whitmire,Jr.
                                ------------------------------
                                    C. Donald Whitmire, Jr.
                                Vice President and Controller-
                                      Financial Reporting
                                  (authorized signatory and
                                 Principal Accounting Officer)


Date:  August 14, 2000

                     McMoRan Exploration Co.
                          Exhibit Index

Exhibit Number
-------------
  2.1 Agreement and Plan of Mergers dated as of August 1, 1998. (Incorporated by reference to Annex A to McMoRan's Registration Statement on Form S-4 Registration No. 333-61171) filed with the SEC on October 6, 1998 (the McMoRan S-4)).

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

  3.2 By-laws of McMoRan as amended effective February 11, 1999. (Incorporated by reference to Exhibit 3.2 to the McMoRan 1998 Form 10-K).

  4.1 Form of Certificate of McMoRan Common Stock (Incorporated by reference to Exhibit 4.1 of the McMoRan S-4).

  4.2 Rights Agreement dated as of November 13, 1998. (Incorporated by reference to Exhibit 4.2 to McMoRan 1998 Form 10-K).

  4.3 Amendment to Rights Agreement dated December 28, 1998. (Incorporated by reference to Exhibit 4.3 to McMoRan 1998 Form 10-K).

  4.4 Standstill Agreement dated August 5,1999 between McMoRan and Alpine Capital, L.P., Robert W. Bruce III, Algenpar,
          Inc, J.Taylor Crandall, Susan C. Bruce, Keystone, Inc.,
          Robert M. Bass, the Anne T. and Robert M. Bass Foundation,
          Anne T. Bass and The Robert Bruce Mangement Company, Inc. Defined Benefit Pension Trust. (Incorporated by reference to Exhibit 4.4 to McMoRan's Third Quarter 1999 Form 10-Q).

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

10.5      McMoRan 1999 Stock Incentive Plan.

10.6 Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and McMoRan Oil & Gas (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by McMoRan Oil & Gas dated as of September 2, 1997).

10.7      Participation Agreement between McMoRan Oil & Gas and
          Gerald J.  Ford dated as of December 15, 1997
          (Incorporated by reference to Exhibit 10.6 to the MOXY
          1997 10-K).

10.8 Services Agreement dated as of November 17, 1998 between McMoRan and FM Services Company. (Incorporated by reference to Exhibit 10.11 to McMoRan 1998 Form 10-K).

10.9 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30,
          1998. (Incorporated by reference to Exhibit 10.13 to McMoRan 1998 Form 10-K).

10.10 Employee Benefits Agreement by and between Freeport-McMoRan Inc. and Freeport Sulphur. (Incorporated by reference to Exhibit 10.1 to Freeport Sulphur's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Freeport Sulphur 1997 10-K)).

10.11     Asset Sale Agreement for Main Pass Block 299 between
          Freeport-McMoRan Resource Partners, Limited Partnership
          (Freeport-McMoRan Resource Partners) and Chevron USA, Inc. dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to Freeport Sulphur's Registration Statement on Form S-1
          (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the Freeport Sulphur S-1)).

10.12 Main Pass 299 Sulphur and Salt Lease, effective May 1, 1988. (Incorporated by reference to Exhibit 10.3 to the Freeport Sulphur S-1).

10.13     Joint Operating Agreement by and between Freeport-McMoRan
          Resource Partners, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of June 5, 1990. (Incorporated by reference to Exhibit 10.4 to the Freeport Sulphur S-1)

10.14 Joint Operating Agreement by and between Freeport-McMoRan Resource Partners, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit 10.5 to the Freeport Sulphur S-1).

10.15 Amendment No. 1 to Joint Operating Agreement dated July 1, 1993 between Freeport McMoRan Resource Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company. (Incorporated by reference to Exhibit 10.14 to McMoRan's 1999 Annual Report on Form 10-K the McMoRan 1999 Form 10-K).

10.16 Amendment No. 2 to Joint Operating Agreement dated November 30, 1993 between Freeport McMoRan Resource Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company. (Incorporated by reference to Exhibit 10.15 in the McMoRan 1999 Form 10-K).

10.17     Agreement to Coordinate  Operating Agreements  by
          and between Freeport-McMoRan Resource Partners, IMC-Fertilizer and Felmont Oil Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit
          10.6 to the Freeport Sulphur S-1).

10.18 Asset Purchase Agreement between Freeport-McMoRan Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase Agreement). (Incorporated by reference to Exhibit 10.7 to the Freeport Sulphur S-1).

10.19 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the Freeport Sulphur S-1).

10.20 Agreement for Sulphur Supply, as amended, dated as of July 1, 1993 among Freeport-McMoRan Resource Partners, IMC Fertilizer and IMC-Agrico Company (Sulphur Supply Agreement).
          (Incorporated by reference to Exhibit 10.9 to the Freeport Sulphur S-1).

10.21 Side letter with IGL regarding the Sulphur Supply Agreement. (Incorporated by reference to Exhibit 10.10 to the Freeport Sulphur
           S-1).

10.22     Processing and Marketing Agreement between the Freeport Sulphur
          (a division of Freeport-McMoRan Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

10.23 Amendment Number 1 to the Processing Agreement. (Incorporated by reference to Exhibit 10.12 to the Freeport Sulphur S-1).

10.24 Amendment Number 2 to the Processing Agreement. (Incorporated by reference to Exhibit 10.13 to the Freeport Sulphur S-1).

10.25 Amended and Restated Credit Agreement dated November 17, 1998 among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.29 to McMoRan 1998 Form 10-K).

10.26 Letter Agreement between FM Services and Rene L. Latiolais effective as of January 1, 1999. (Incorporated by reference to Exhibit 10.31 to McMoRan 1998 Form 10-K).

10.27 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services as of January 1,
          1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.28     Processing and Marketing Agreement between the Freeport Sulphur
          (a division of Freeport Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

10.29 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.30     Supplemental Letter Agreement between FM Services and
          Rene' L. Latiolais effective July 1, 2000.

10.31 Amended and Restated Credit Agreement dated June 15, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto.

10.32 Asset Purchase Agreement dated effective December 1, 1999 between SOI Finance Inc., Shell Offshore Inc. and McMoRan Oil & Gas. (Incorporated by reference to Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.33 Offshore Exploration Agreement dated December 20, 1999 between Texaco Exploration and Production Inc. and McMoRan Oil & Gas. (Incorporated by reference to Exhibit 10.34 in the McMoRan 1999 Form 10-K).

10.34 Participation Agreement dated as of June 15, 2000 but effective as of March 24, 2000 between McMoRan Oil & Gas and Halliburton Energy Services, Inc.

15.1 Letter dated July 20, 2000 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      McMoRan Financial Data Schedule.

27.2	    Restated McMoRan Financial Data Schedule.