Form 10-Q/A
period 2000-06-30
MCMORAN EXPLORATION CO /DE/
filed 2000-08-16
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q/A

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


NOTE:
------
McMoRan Exploration Co. hereby amends its report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Securities and Exchange Commission
on August 14, 2000.   The purpose of this amendment is to reflect the proper
classification of our reclamation and mine shutdown reserve in our condensed December 31, 1999 balance sheet. The correct line items are as follows:

	Sulphur reclamation and mine shutdown reserves	            44,150
	Oil and gas reclamation and shutdown reserves 	            10,976

The above presentation replaces the following as filed on August 14, 2000:

	Sulphur reclamation and mine shutdown reserves                 -
	Oil and gas reclamation and shutdown reserves 	            55,126

There were no other changes to the Form 10-Q as filed on August 14, 2000.
Item 1. "Financial Statements" has been re-issued in its entirety to reflect these changes.


                     McMoRan EXPLORATION CO.
                        TABLE OF CONTENTS

                                                          Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                        3

            Statements of Operations                        4

            Statements of Cash Flow                         5

            Notes to Financial Statements                   6

          Remarks                                           8

          Report of Independent Public Accountants          9

        Signature                                          10

                     McMoRan EXPLORATION CO.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.
                     McMoRan EXPLORATION CO.
               CONDENSED BALANCE SHEETS (Unaudited)

                                                  June 30,    December 31,
                                                   2000          1999
                                                  --------     --------
                                                       (In Thousands)
ASSETS
Cash and cash equivalents                         $    -        $     -
Accounts receivable                                  8,819          6,462
Inventories                                            269            349
Net current assets from discontinued operations        -            9,545
Prepaid expenses                                     1,460          3,099
                                                 ---------      ---------
  Total current assets                              10,548         19,455
Property, plant and equipment, net                 139,680         98,091
Assets of discontinued operations                   73,153        114,026
Deferred tax asset                                    -            32,370
Other assets                                        10,900         10,287
                                                 ---------      ---------
Total assets                                     $ 234,281      $ 274,229
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                 $   9,687      $   9,023
Accrued liabilities                                 10,381          8,722
Current portion of reclamation and mine
 shutdown reserves and other                        21,260          4,818
Discontinued operations debt (Note 2)               34,102            -
Net current liabilities from discontinued
  operations                                         2,724            -
                                                 ---------      ---------
  Total current liabilities                         78,154         22,563
Sulphur reclamation and mine shutdown reserves      58,544         44,150
Oil and Gas reclamation and shutdown reserves       17,635         10,976
Long-term debt (Note 2)                             17,000         14,000
Other long-term liabilities                         27,002         27,469
Stockholders' equity                                35,946        155,071
                                                 ---------      ---------
Total liabilities and stockholders' equity       $ 234,281      $ 274,229
                                                 =========      =========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                     --------------------   -------------------
                                       2000        1999       2000       1999
                                     ---------   --------   ---------  --------
                                               (In Thousands, Except
                                                 Per Share Amounts)
Revenues                             $  15,720   $ 13,850   $  32,725  $ 24,926
Costs and expenses:
Production and delivery costs            5,619      4,054      12,695     7,228
Depreciation and amortization            5,534      8,622      12,340    16,845
Exploration expenses                    14,102      1,303      26,146     3,853
General and administrative expenses      2,669      1,895       5,373     3,441
Gain on sale of oil and gas property        -         -           -      (3,090)
                                     ---------   --------   ---------  --------
  Total costs and expenses              27,924     15,874      56,554    28,277
                                     ---------   --------   ---------  --------
Operating loss                         (12,204)    (2,024)    (23,829)   (3,351)
Interest expense                        (1,166)       (75)     (2,376)     (133)
Other income, net                        1,450        186       1,466       231
                                     ---------   --------   ---------  --------
Loss from continuing operations
  before provision for income taxes    (11,920)    (1,913)    (24,739)   (3,253)
Income tax (provision) benefit         (34,941)       670     (34,941)    1,139
                                     ---------   --------   ---------  --------
Loss from continuing operations        (46,861)    (1,243)    (59,680)   (2,114)
Discontinued operations:
    Income (loss) from discontinued sulphur
         operations (less applicable income
         taxes of $1,122 in the three-month
        1999 period and $2,310 in the six-
    month 1999 period)                 (83,031)     2,082     (87,216)    4,267
  Loss on disposal of sulphur assets    (7,500)       -        (7,500)      -
                                     ---------    -------   ---------   -------
Net income (loss)                    $(137,392)   $   839   $(154,396)  $ 2,153
                                     =========    =======   =========   =======

Basic net income (loss) per share of
 common stock:
Loss from continuing operations         $(3.11)    $(0.09)    $ (4.33)   $(0.15)
Income (loss) from discontinued
   sulphur operations                    (5.50)      0.15       (6.34)     0.31
Loss on disposal of sulphur assets       (0.50)        -        (0.54)       -
                                        ------     ------     -------    ------
Basic net income (loss) per share       $(9.11)    $ 0.06     $(11.21)   $ 0.16
                                        ======     ======     =======    ======
Diluted net income (loss) per share of
 common stock:
Loss from continuing operations         $(3.11)    $(0.09)     $(4.33)   $(0.15)
Income (loss) from discontinued
   sulphur operations                    (5.50)      0.15       (6.34)     0.30
Loss on disposal of sulphur assets       (0.50)        -        (0.54)       -
                                        ------     ------     -------    ------
Diluted net Income (loss) per share     $(9.11)    $ 0.06     $(11.21)   $ 0.15
                                        ======     ======     =======    ======
Average shares outstanding
  Basic                                 15,078     13,662      13,779    13,878
                                        ======     ======      ======    ======
  Diluted                               15,078     13,901      13,779    14,059
                                        ======     ======      ======    ======

The accompanying notes are an integral part of these financial statements.

                    McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                     2000         1999
                                                  ----------    --------
                                                      (In Thousands)

Cash flow from operating activities:
Net  income (loss)                                $ (154,396)   $  2,153
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  (Income) loss from discontinued operations          94,716      (4,267)
  Depreciation and amortization                       12,340      16,845
  Exploration expenses                                26,146       3,853
  Gain on sale of oil and gas property                   -        (3,090)
  Change in deferred tax asset                        34,941      (1,139)
  (Increase) decrease in working capital
     Accounts receivable                              (2,864)     (2,355)
     Accounts payable and accrued liabilities         (2,934)      5,663
     Inventories and prepaid expense                    (850)        (32)
  Other                                                 (583)         21
                                                  ----------    --------
Net cash provided by continuing operations             6,516      17,652
Net cash provided by (used in) discontinued
 operations                                           (5,906)      3,709
                                                  ----------    --------
Net cash provided by operating activities                610      21,361
                                                  ----------    --------
Cash flow from investing activities:
Exploration and development and other expenditures   (33,673)    (16,411)
Purchase oil and gas interests                       (38,650)     (3,117)
Proceeds from disposition of assets, net               1,547       8,859
Other                                                    -          (314)
                                                  ----------    --------
Net cash used in continuing operations               (70,776)    (10,983)
Net cash provided by (used in) discontinued
 operations                                              (40)      1,973
                                                  ----------    --------
Net cash used in investing activities                (70,816)     (9,010)
                                                  ----------    --------
Cash flow from financing activities:
Net proceeds from long-term debt                      31,156         -
Net proceeds from equity offering                     50,274         -
Purchase of McMoRan common stock                     (15,282)    (14,765)
Other                                                 (1,888)        298
                                                  ----------    --------
Net cash provided by (used in) continuing
 operations                                           64,260     (14,467)
Net cash provided by discontinued operations           5,946         -
                                                  ----------    --------
Net cash provided by (used in) financing
 operations                                           70,206     (14,467)
                                                  ----------    --------
Net decrease in cash and cash equivalents                -        (2,116)
Net amount attributable to discontinued
 operations                                              -        (5,682)
Cash and cash equivalents at beginning of year           -        17,816
                                                  ----------    --------
Cash and cash equivalents at end of period        $      -      $ 10,018
                                                  ==========    ========

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


Date:  August 15, 2000