Form 10-Q
period 2000-09-30
MCMORAN EXPLORATION CO /DE/
filed 2000-10-25
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 2000



                Commission File Number: 001-07791



                     McMoRan Exploration Co.


Incorporated in Delaware                     72-1424200
                                  (IRS Employer Identification No.)



        1615 Poydras Street, New Orleans, Louisiana 70112


   Registrant's telephone number, including area code:  (504)582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

On September 30, 2000, there were issued and outstanding
15,831,992 shares of the registrant's Common Stock, par value
$0.01 per share.



                     McMoRan EXPLORATION CO.
                        TABLE OF CONTENTS

                                                           Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                         3

            Statements of Operations                         4

            Statements of Cash Flow                          5

            Notes to Financial Statements                    6

          Remarks                                            9

          Report of Independent Public Accountants           9

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      10

        Part II.  Other Information                         17

        Signature                                           18

        Exhibit Index                                       E-1


                     McMoRan EXPLORATION CO.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.


                    McMoRan EXPLORATION  CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                           September 30,  December 31,
                                               2000           1999
                                            -----------    ----------
                                                  (In Thousands)
ASSETS
Cash and cash equivalents                   $    37,867    $      -
Accounts receivable                              11,041         6,462
Inventories                                         628           349
Net assets from discontinued operations           5,323         9,545
Prepaid expenses                                    481         3,099
                                            -----------    ----------
  Total current assets                           55,340        19,455
Property, plant and equipment, net              112,201        97,359
Assets of discontinued operations                72,995       114,254
Deferred tax asset                                  -          32,370
Other assets, including restricted cash
 of $3.5 million                                 13,530        10,791
                                            -----------    ----------
Total assets                                $   254,066    $  274,229
                                            ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                            $    12,450    $    9,023
Accrued liabilities                              19,959         8,722
Current portion of discontinued
 operations accrued reclamation costs            29,488         3,838
Discontinued operations debt                     45,000           -
Other                                             1,431           980
                                            -----------    ----------
  Total current liabilities                     108,328        22,563
Accrued oil and gas reclamation costs            15,889        10,976
Discontinued operations accrued
 reclamation costs                               45,116        44,150
Long-term debt                                      -          14,000
Other long-term liabilities                      23,226        27,469
Stockholders' equity                             61,507       155,071
                                            -----------    ----------
Total liabilities and stockholders' equity  $   254,066    $  274,229
                                            ===========    ==========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                    -------------------  --------------------
                                      2000       1999      2000        1999
                                    --------   --------  ---------   --------
                                     (In Thousands, Except Per Share Amounts)
Revenues                            $ 14,238   $ 13,779  $  46,963   $ 38,705
Costs and expenses:
Production and delivery costs          5,575      4,425     18,270     11,653
Depreciation and amortization          3,508      7,294     15,848     24,139
Exploration expenses                  17,200      1,080     43,346      4,933
General and administrative expenses    3,044      1,682      8,417      5,123
(Gain) loss on sale of oil and gas
  properties                         (43,202)       540    (43,202)    (2,550)
                                    --------   --------  ---------   --------
  Total costs and expenses           (13,875)    15,021     42,679     43,298
                                    --------   --------  ---------   --------
Operating income (loss)               28,113     (1,242)     4,284     (4,593)
Interest expense                        (426)      (158)    (2,802)      (291)
Other income, net                        409        129      1,875        360
                                    --------   --------  ---------   --------
Income (loss) from continuing
 operations before provision for
 income taxes                         28,096     (1,271)     3,357     (4,524)
Income taxes (provision) benefit         -          437    (34,942)     1,576
                                    --------   --------  ---------   --------
Income (loss) from continuing
 operations                           28,096       (834)   (31,585)    (2,948)
Discontinued operations:
  Income (loss) from discontinued
   sulphur operations (plus applicable
   income tax benefit of $247,000 in
   the three-month 1999 period and
   less income taxes of $2,063,000 in
   the nine-month 1999 period)        (2,648)      (437)   (89,864)     3,830
  Loss on disposal of sulphur assets     -          -       (7,500)       -
                                    --------   --------  ---------   --------
Net income (loss)                   $ 25,448   $ (1,271) $(128,949)  $    882
                                    ========   ========  =========   ========
Basic net income (loss) per share
  of common stock:
  Income (loss) from continuing
   operations                          $1.78     $(0.07)    $(2.19)    $(0.21)
  Income (loss) from discontinued
   sulphur operations                  (0.17)     (0.03)     (6.21)      0.28
  Loss on disposal of sulphur assets      -          -        (.52)       -
                                       -----     ------     ------     ------
Basic net income (loss) per share      $1.61     $(0.10)    $(8.92)    $ 0.07
                                       =====     ======     ======     ======
Diluted net income (loss) per share
 of common stock:
  Income (loss) from continuing
   operations                          $1.77     $(0.07)    $(2.19)    $(0.22)
  Income (loss) from discontinued
   sulphur operations                  (0.17)     (0.03)     (6.21)      0.28
  Loss on disposal of sulphur assets      -          -        (.52)        -
                                       -----     ------     ------     ------
Diluted net income (loss) per share    $1.60     $(0.10)    $(8.92)    $ 0.06
                                       =====     ======     ======     ======
Average shares outstanding
  Basic                               15,828     12,978     14,462     13,578
                                      ======     ======     ======     ======
  Diluted                             15,858     12,978     14,462     13,805
                                      ======     ======     ======     ======


The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
                                                         (In Thousands)
Cash flow from operating activities:
Net  income (loss)                                 $ (128,949)   $      882
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  (Income) loss from discontinued operations           97,364        (3,830)
  Depreciation and amortization                        15,848        24,139
  Exploration expenses                                 43,346         4,933
  Gain on sale of oil and gas properties              (43,202)       (2,550)
  Change in deferred tax asset                         34,941        (1,588)
  (Increase) decrease in working capital
     Accounts receivable                               (5,070)       (3,416)
     Accounts payable and accrued liabilities           5,645          (545)
     Inventories and prepaid expense                     (233)          994
  Other                                                 1,301         2,000
                                                   ----------    ----------
Net cash provided by continuing operations             20,991        21,019
Net cash used in discontinued operations              (31,678)       (4,544)
                                                   ----------    ----------
Net cash provided by (used in) operating activities   (10,687)       16,475
                                                   ----------    ----------

Cash flow from investing activities:
Exploration and development and other expenditures    (50,887)      (17,758)
Purchase oil and gas interests                        (39,793)       (3,117)
Proceeds from disposition of assets, net               74,669         9,510
Other                                                     -            (347)
                                                   ----------    ----------
Net cash used in continuing operations                (16,011)      (11,712)
Net cash provided by discontinued operations              678         1,934
                                                   ----------    ----------
Net cash used in investing activities                 (15,333)       (9,778)
                                                   ----------    ----------
Cash flow from financing activities:
Net proceeds from equity offering                      50,274           -
Purchase of MMR common stock                          (15,282)      (25,080)
Deferred financing costs and other                     (2,105)        1,096
                                                   ----------    ----------
Net cash provided by (used in) continuing operations   32,887       (23,984)
Net cash provided by discontinued operations           31,000           -
                                                   ----------    ----------
Net cash provided by financing activities              63,887       (23,984)
                                                   ----------    ----------
Net increase (decrease) in cash and cash equivalents   37,867       (17,287)
Net amount attributable to discontinued operations        -           2,610
Cash and cash equivalents at beginning of year            -          17,816
                                                   ----------    ----------
Cash and cash equivalents at end of period         $   37,867    $    3,139
                                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1. DISCONTINUED SULPHUR OPERATIONS
In July 2000, McMoRan Exploration Co. (McMoRan) undertook a plan to discontinue its sulphur mining operations and to sell its remaining sulphur transportation, logistics and marketing assets. On August 30, 2000, operations at the Main Pass mine were suspended and on August 31, 2000 production ceased. McMoRan is currently evaluating its alternatives as to the ultimate disposition of the mine. McMoRan has retained the services of Chase Securities Inc. to assist it in the marketing of its sulphur assets to other third parties that could potentially benefit from the use of such assets whether deployed in sulphur-related activities or other alternative uses.

    Following is a summary of financial information for McMoRan's discontinued sulphur operations (in thousands):

                             Third-Quarter         Nine-Months
                           ------------------  --------------------
                             2000      1999       2000      1999
                           --------  --------  ---------  ---------
Net sales                  $34,020   $ 49,323  $ 106,648  $ 146,797

Income (loss) from
 discontinued operations:
  Before  income taxes     $(2,648)  $   (684) $ (89,864) $   5,893
  Income  tax  benefit
  (provision)                   -         247        -       (2,063)
                           -------   --------  ---------  ---------
                           $(2,648)  $   (437) $ (89,864) $   3,830
                           =======   ========  =========  =========

Estimated loss on disposal $   -     $     -   $  (7,500) $     -
                           =======   ========  =========  =========

    The loss from discontinued operations for the nine month period of 2000 includes non-cash charges totaling $78.1 million to reflect the net realizable value of the sulphur segment assets and liabilities. These charges include $20.1 million to write-off the remaining book value of the Main Pass sulphur mine; $25.2 million for the writedown of the book value of the mining-related assets, primarily certain specialized marine equipment utilized in handling mined sulphur, to their estimated recoverable values; and $32.8 million for the remaining unaccrued estimated mine
reclamation costs.   Although the former sulphur segment
generated a loss during the third quarter of 2000, its projections still forecast break-even operations from the July 2000 measurement date through its ultimate disposal date.

    As a result of the termination of production at Main Pass, certain sulphur reclamation and mine shutdown costs are expected to be incurred on an accelerated basis. Accordingly, McMoRan has recorded $29.5 million of its sulphur reclamation costs as current liabilities at September 30, 2000. McMoRan incurred a total of $4.5 million of reclamation costs associated with its discontinued sulphur operations, including $4.3 million associated with the Main Pass mine and related facilities, during the third quarter of 2000.

    McMoRan's loss on the disposal of its sulphur assets was estimated to be $7.5 million at the July 2000 measurement date. The accrual for the loss is comprised of employee-related charges, including $4.7 million of employee termination charges and $2.8 million associated with the funding requirements resulting from curtailments of McMoRan's retirement and post-retirement health and welfare pension plans. McMoRan anticipates funding of these costs will occur within the next twelve months.

    In connection with the decision to discontinue the sulphur operations, McMoRan recorded a $34.9 million non-cash charge to its deferred tax valuation allowance, which eliminated its net deferred tax asset related primarily to its sulphur transportation, logistics and marketing business. Although this charge related to the decision to discontinue the sulphur operations, accounting standards require it to be included in the loss from continuing operations.

2. EQUITY OFFERING, HALLIBURTON ALLIANCE AND LONG-TERM DEBT
In April 2000, McMoRan sold 3.8 million shares of its common stock for $14.00 per share or $50.3 million of proceeds, net of underwriting discounts of $2.9 million. McMoRan used the proceeds to repay outstanding borrowings under its then existing bank credit facilities.

    In June 2000, McMoRan consummated an agreement with Halliburton Company to form a strategic alliance that combines the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team that will assist McMoRan in managing its oil and gas activities. Halliburton, through its business units, will provide integrated products and services to McMoRan at market rates and McMoRan will use Halliburton's products and services on an exclusive basis to the extent practicable.

    Halliburton has provided a guarantee that provides up to $50 million of additional borrowings available to McMoRan Oil & Gas LLC under terms of an amended revolving facility (amended facility). Under terms of the amended facility, McMoRan has potential credit availability of up to $75 million, including the $50 million currently available under the Halliburton guarantee. The $25 million balance of the commitment is subject to semi-annual borrowing base re-determinations based on traditional present value analysis of McMoRan Oil & Gas' proved reserves. Currently, McMoRan has no availability under this portion of the commitment; however, the $25 million of availability could again become available in total or in part upon discovery of additional proved reserves. Any future amounts available under this $25 million portion of the commitment cannot be drawn unless all amounts available under the Halliburton guaranteed facility are fully drawn.

    McMoRan pays Halliburton a commitment fee based on its usage. As security for Halliburton's guarantee, McMoRan has provided a first priority lien on interests in its more significant producing fields and in Ship Shoal Block 296, where it announced
a discovery during the second quarter of 2000.   Halliburton also
has the right to elect to participate in McMoRan's future development opportunities by providing a portion of the exploration and development costs of each prospect in which it elects to participate. Amounts paid by Halliburton representing the reimbursement of exploration costs will be used to reduce outstanding borrowings and the commitment under the Halliburton
guaranteed portion of the facility.   As of September 30, 2000,
McMoRan had no borrowings outstanding under this facility and Halliburton has not yet elected to participate in any McMoRan prospects. This facility will mature by December 31, 2003.

    The amount of availability under the Halliburton guaranteed portion of the amended facility is contingent upon McMoRan's raising additional capital. McMoRan has raised $75 million of additional capital as of September 30, 2000, which satisfies the Halliburton requirements through December 31, 2000. McMoRan met these capital requirements by completing the $50 million equity offering discussed above and by entering into farm-out agreements for certain of its exploration prospects. These farm-out agreements, which involve the participation of third parties in McMoRan's exploration prospects, will reduce McMoRan's future
drilling commitments by at least  $25 million.   McMoRan is
required to raise a total of $125 million of capital by December 2001, which requires McMoRan to raise an approximate $50 million of additional capital in 2001. In the event McMoRan fails to raise the cumulative $125 million by December 31, 2001, the $50 million commitment will be reduced by the amount of the shortfall and McMoRan will be required to repay any loans outstanding in excess of the adjusted commitment amount. In addition to traditional sources of funding such as those offered by the capital markets, McMoRan can meet its obligations with respect to additional capital through the sale of program interests in its exploration prospects or the sale of interests in individual exploration prospects.

   In addition to the facility discussed above, McMoRan has a variable rate revolving credit facility that is available to Freeport-McMoRan Sulphur LLC (Freeport Sulphur). On August 11, 2000, Freeport Sulphur amended its credit facility to provide $64.5 million for use in McMoRan's discontinued sulphur operations. This amended revolving credit facility is secured by substantially all of the assets of Freeport Sulphur, including its Main Pass oil interests, and will mature on the earlier of April 30, 2001 or the receipt of the net proceeds from the sale of McMoRan's sulphur transportation, logistics and marketing assets. On September 30, 2000, borrowings outstanding under this facility totaled $45.0 million and the weighted-average interest rate on these borrowings totaled 8.0 percent. Borrowings outstanding under the previous sulphur facility totaled $14.0 million at December 31, 1999.

3. EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the periods presented plus the net effect of outstanding dilutive stock options. Stock options representing 30,000 common shares during the third quarter of 2000 and 227,000 common shares for the nine months ended September 30, 1999 were included in the diluted net income per share calculations. Stock options representing 417,000 shares in the third quarter of 1999 and 129,000 shares for the nine months ended September 30, 2000 were considered anti-dilutive because of these periods' net losses and were excluded from the diluted net loss per share calculation.

     Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows (in thousands, except for average exercise prices):

                          Third Quarter      Nine Months
                         ---------------   ---------------
                          2000     1999     2000     1999
                         ------   ------   ------   ------
Outstanding options       1,674       66    1,289      781
Average exercise price   $18.40   $24.82   $19.75   $19.31


4. FINANCIAL INSTRUMENTS AND CONTRACTS
Based on its assessment of market conditions, McMoRan may enter into financial contracts to manage certain risks resulting from fluctuations in the prices of oil and natural gas. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transactions if deferral criteria are met. Gains or losses on the contracts are recognized currently if the hedged transaction is no longer expected to occur or if deferral criteria are not met. McMoRan monitors its credit risk on an ongoing basis and considers this risk to be minimal because of the financial strength of its counterparties.

     McMoRan has oil forward sales contracts related to its Main Pass oil production. During the third quarter of 2000, McMoRan settled contracts on 0.1 million barrels of oil at an average price of $19.60 per barrel, which resulted in a recognized loss of $0.6 million. For the nine-month period ended September 30, 2000 the settled contracts totaled 0.3 million barrels of oil at an average price of $21.27 per barrel, which resulted in a
recognized loss of $2.1 million.   As of September 30, 2000,
McMoRan had contracts to sell 0.2 million barrels of oil at an average price of $19.09 per barrel through December 2001. These contracts had a fair value of approximately $(1.5) million as of September 30, 2000. McMoRan has no contracts with respect to natural gas sales.

     In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which deferred SFAS 133's effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     McMoRan will adopt SFAS 133 effective January 1, 2001. McMoRan expects its oil forward sales contracts to qualify for special hedge accounting treatment under SFAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholder's equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, McMoRan believes that any ineffectiveness will be immaterial. McMoRan believes all other contracts will qualify for the normal purchase and sales exemption or will be excluded otherwise from SFAS 133's provisions.

5. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan's ratio of earnings to fixed charges for the first nine months of 2000 was 1.4 to 1. McMoRan's earnings to fixed charges calculation resulted in a shortfall of $4.5 million for the nine months ended September 30, 1999. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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






               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of September 30, 2000, the related statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and the statements of cash flow for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                  ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 24, 2000

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis and financial results contained in our 1999 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

OIL & GAS OPERATIONS
   The following summarizes our recent oil and gas activities:

Brazos Blocks A-19/A26. In July 2000, we sold our 33.3 percent working interest in Brazos Block A-19 and our 47.5 percent working interest in the unexplored Brazos Block A-26 to Shell Offshore Inc. for $66.5 million. We recognized a $40.1 million gain on this transaction during the third quarter of 2000. We are continuing to pursue our rights of recovery from insurers for the loss associated with the premature abandonment of the Brazos Block A-19 JC#1 well.

Ship Shoal Block 296. As previously announced, in August 2000, as operator, we completed drilling the Ship Shoal Block 296 #2 well, which delineated the reserves previously discovered by the #1 exploratory well in the second quarter of 2000. We are evaluating our development alternatives for this discovery and expect initial production to commence in 2001. We currently own a 61.8 percent working interest and a 43.5 percent net revenue interest in Ship Shoal Block 296, which covers 5,000 acres and is located in approximately 260 feet of water, 62 miles offshore Louisiana.

Vermilion Blocks 195/196. On August 26, 2000, as operator, we commenced drilling the Vermilion Block 196 #2 exploratory well. The well was drilled to a total depth of 14,798 feet. In September 2000, the well encountered 70 feet of net hydrocarbon pay in three sands logged between measured depths of 13,160 and 14,350 feet. The well has been saved for future production.
We currently own a 47.5 percent working interest and 34.2 percent net revenue interest in this prospect, located in approximately 115 feet of water, 50 miles offshore Louisiana. We control 15,000 acres in the area, which contains a number of prospective exploration opportunities at deeper horizons.

Grand Isle Block 2 and West Delta Blocks 1/12/13. On September 19, 2000, drilling commenced at the State Lease 16033 #1 exploratory well. The well is planned to reach a total measured depth of 20,700 feet during the fourth quarter of 2000. The well is located in 17 feet of water on a 2,788 acre tract within the Grand Isle Block 2 and West Delta Blocks 1/12/13 prospects. We currently own a 47.5 percent working interest and 32.1 percent net revenue interest in the prospect.

Eugene Island Blocks 96/97/109. On October 2, 2000, drilling of the Eugene Island 97 #1 exploratory well commenced. The well, which will explore the shallower horizons of this exploration prospect, is planned to reach a total measured depth of 15,400 feet during the fourth quarter of 2000. A separate prospect at a greater depth has been identified. We currently own a 38.0 percent working interest and a 27.4 percent net revenue interest in Eugene Island Block 97, which is located in 27 feet of water, approximately 25 miles offshore
Louisiana.   We also own a 71.3 percent working interest in
Eugene Island Block 96 and a 38 percent working interest in Eugene Island Block 109, both of which are adjacent to Eugene Island Block 97.

Vermilion Blocks 144/145. As previously reported, on April 18, 2000, we reached the turnkey depth of approximately 15,000 feet at the Vermilion Block 144 #3 well. We set protective casing and temporarily abandoned the well. We deferred additional drilling on this prospect while we continued to review our interpretation of the related well data, pursue other drilling prospects in our lease inventory and negotiate with potential industry participants concerning participation in our exploration program. During the third quarter of 2000, we entered into two separate agreements in which Samedan Oil Corporation, a wholly owned subsidiary of Noble Affiliates Inc., and Devon Energy Corporation became our joint interest partners in the prospect. As operator, we re-commenced drilling at the #3 well on October 11, 2000. The well is planned to reach a total measured depth of 17,700 feet in the fourth quarter of 2000. We currently own a 47.5 percent working interest and a 38.2 percent net revenue interest in the Vermilion Block 144/145 prospect, which covers 5,937 acres and is located in approximately 90 feet of water, 42 miles offshore Louisiana, adjacent to our producing field at Vermilion Block 159/160.

State Lease 340- Mound Point. On October 22, 2000, as operator, we commenced drilling the State Lease 340 #1 exploratory well. The well is planned to reach a total measured depth of 18,500 feet. The well is located onshore Louisiana in 8 feet of water on tracts that encompass 35,451 acres. We will acquire a 31.1 percent working interest and
23.4 percent net revenue interest in the drillsite.

Main Pass Blocks  86/97.   A rig is currently on location and
drilling of the #1 exploratory well will soon commence.   The
well is planned to reach a total measured depth of 10,500 feet during the fourth quarter of 2000. We currently own a 71.3 percent working interest and a 51.3 percent net revenue interest in the prospect, which is located in 69 feet of water, approximately 60 miles offshore Louisiana.

Vermilion Block 408. As previously announced, in September 2000, we sold our 28.5 percent working interest and 22.9 percent net revenue interest in this prospect to The Houston Exploration Company and Samedan for $6.2 million. We recognized a gain of $3.1 million in our third quarter of 2000 operating results.

Other. We drilled two unsuccessful exploratory wells during the third quarter of 2000: the Green Canyon Block 90 #1 well and
Garden Banks Block 580 #1 well.   The well costs associated with
these two wells totaled $12.1 million and were charged to exploration expense during the third quarter of 2000.

  Our working interests on the wells in progress and Vermilion Blocks 195/196 discussed above are subject to certain development elections by Halliburton, which if exercised would result in 1) the reimbursement of certain of our acquisition and exploration costs; 2) an obligation for Halliburton to pay a disproportionate share of completion and development costs; and 3) a reduction of our working interest and net revenue interests.

RESULTS OF OPERATIONS
     Our oil and gas operations are located in the Gulf of Mexico and Gulf Coast region, and include the oil operations at Main
Pass. As a result of our anticipated exploration expenditures and the requirements of the successful efforts accounting method, we may continue to report operating losses in future periods. Summary comparative data for the third-quarter and nine-month periods ended September 30, 2000 and 1999 follows:

<CAPTION.
                                   Third Quarter          Nine Months
                               --------------------   ---------------------
                                 2000        1999       2000        1999
                               ---------  ---------   ---------  ----------
                                         (Dollars in thousands,
                                       except for realized prices)
FINANCIAL DATA:
Revenues                       $  14,238  $  13,779   $  46,963  $   38,705
Exploration expense               17,200      1,080      43,346       4,933
Gain (loss) on sale of oil
 and gas properties a             43,202       (540)     43,202       2,550
Operating income (loss)           28,113     (1,242)      4,284      (4,593)


Sales volumes:
     Gas (thousand cubic feet,
     or MCF)                   1,527,800  3,079,600   7,569,700  10,619,000
     Oil (barrels) b             275,100    291,000     878,500   1,055,600
Average realizations:
     Gas (per MCF)               $  4.43    $  2.65     $  3.29     $  2.19
     Oil (per barrel) b            26.59      19.05       24.70       14.39


  a. Reflects the sales of our interests in Brazos Blocks A-26 and A-19 ($40.1 million) and Vermilion Block 408 ($3.1 million) during the third-quarter and nine-month periods of 2000. We recorded a loss on the sale of our interests in West Cameron Block 492 of approximately $0.5 million during the third quarter of 1999 and we recorded a $3.1 million gain on the sale of our interests in the Vermilion Block 410 field in March 1999.
  b. Includes sales of sour crude oil from our Main Pass oil operations. Main Pass 299 sales totaled approximately 228,200 barrels at an average realization of $25.45 per barrel in the third quarter of 2000 and 244,100 barrels at an average realization of $18.66 per barrel in the third quarter of 1999. For the nine month periods Main Pass sales totaled 714,700 barrels at an average realization of $23.41 per barrel in 2000 and 854,400 barrels at an average realization of $14.01 per barrel in 1999.

      A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

                                            Third        Nine
                                           Quarter      Months
                                           --------     --------
Oil and gas revenues - 1999 periods        $ 13,779     $ 38,705
Increase (decrease)
       Price realizations:
         Oil                                  2,072        9,057
         Gas                                  2,719        8,327
       Sales volumes:
         Oil                                   (303)      (2,548)
         Gas                                 (4,112)      (6,678)
Other                                            83          100
                                           --------     --------
Oil and gas revenues - 2000 periods        $ 14,238     $ 46,963
                                           ========     ========


     Revenues for both the third quarter and nine months ended September 30, 2000 benefited from substantially higher average realizations for both oil and gas than in 1999. These increases were largely offset by a reduction in our volumes sold during 2000 when compared to 1999. The decreases in sales volumes resulted from normal production declines and a significant decrease in production from West Cameron Block 616. Our production from the Vermilion Block 159 CJ-1 well ceased during the second quarter of 2000 and the Vermilion Block 160 BJ-1 well's production was steadily declining until production ceased in early October 2000. We have planned remedial work for both the Vermilion Block 160 BJ-1 well and the West Cameron Block 616 field during the fourth quarter of 2000. We are also evaluating alternatives for restoring production to the Vermilion Block 159 CJ-1 well. If these planned remediation operations are successful, we anticipate our net daily production will increase by approximately 20 MMcf per day in the first quarter of 2001. Gas sales for the nine-month 1999 period benefited from the sales associated with the Vermilion Block 410 field, which was sold in March 1999.

     Production and delivery expense totaled $5.6 million during the third quarter of 2000 and $18.3 million for the nine months ended September 30, 2000 compared with $4.4 million and $11.7
million for the comparable periods in 1999.   The increases
reflect the following:

1) Net profits payments earned by others totaling $1.1 million during the third quarter and $3.1 million for the nine-month period of 2000 associated with the Vermilion Block 160 field unit and the Vermilion Block 160 BJ-1 well.
2) Workover costs totaling $2.7 million for the nine months ended September 30, 2000. The workover costs primarily reflect our activities on Eugene Island Blocks 193/208/215 during the second quarter of 2000 and the unsuccessful efforts to re-establish production from the Brazos Block A-19 JC#1 well in the first quarter of 2000.
3) Additional transportation costs associated with fields that commenced operations in the first quarter of 1999.

     Depreciation and amortization expense totaled $3.5 million during the third quarter of 2000 and $15.8 million for the nine months ended September 30, 2000 compared to $7.3 million and $24.1 million for the comparable periods of 1999. The decreases primarily reflect our lower production volumes as discussed above.

     Our exploration expense has increased substantially because of our newly expanded exploration program (see "Recent Developments" and Note 3 "Acquisitions" included in our 1999 Annual Report on Form 10-K for a discussion of our recently acquired exploration rights). Summarized exploration expenses are as follows (in millions):

                                   Third Quarter     Nine Months
                                   -------------    --------------
                                    2000   1999     2000     1999
                                   -----   -----    -----    -----
Geological and geophysical,
  including 3-D seismic purchases  $ 4.2   $ 0.9    $17.2    $ 2.6
Dry hole costs                      12.1a      -     23.7a,b   1.6c
Other                                0.9     0.2      2.4      0.7
                                   -----   -----    -----    -----
                                   $17.2   $ 1.1    $43.3    $ 4.9
                                   =====   =====    =====    =====

a. Includes the expensed exploratory well costs associated with the Green Canyon Block 90 #1 and Garden Banks Block 580 # 1 wells.
b. Includes approximately $3.7 million of expensed exploratory well costs associated with the State Tract 210 #6 well and $7.9 million associated with the Grand Isle Block 40/41 #1 well.
c. Represents the costs associated with the unsuccessful #5 exploratory well at Vermilion Block 162.

     Our exploration expenses will fluctuate in future periods based on the number, results and cost of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data.

     General and administrative expense totaled $3.0 million for the third quarter of 2000 and $8.4 million for the nine months ended September 30, 2000 compared with $1.7 million and $5.1 million, respectively, for the same periods last year. The increase reflects our increased activities and our no longer being reimbursed for a portion of the $210 million exploration program's general and administrative expenses as a result of our fourth-quarter 1999 purchase of Phosphate Resource Partners Limited Partnership's 47 percent interest in the program. For additional discussion about the $210 million program see Note 4 "Rights Offering and Exploration Program" included in our 1999 Annual Report on Form 10-K.

     Interest expense totaled $0.4 million during the third quarter of 2000 and $2.8 million for the nine months ended September 30, 2000 compared to $0.2 million during the third quarter of 2000 and $0.3 million for the nine months ended September 30, 1999. The significant increase in interest expense for the nine-month 2000 period reflects our outstanding borrowings on our existing credit facilities during the first seven months of 2000. These borrowings were used to fund our lease acquisition from Shell Offshore Inc. (see "Recent Developments" in our 1999 Annual Report on Form 10-K), exploration expenditures, a portion of our purchase of Phosphate Resource Partners' 47 percent interest in our $210 million exploration program, purchases of our common stock and working capital. As discussed in "Operating Activities" above, in July 2000, we sold our interests in Brazos Blocks A-19 and A-26 for $66.5 million, the proceeds of which were used to repay all outstanding borrowings on our oil and gas credit facility (see
Note 2). There were no borrowings during the nine months ended September 30, 1999. Accordingly, interest expense during the first nine months of 1999 reflects only the commitment fees paid on our credit facilities.

     In connection with the decision to discontinue our sulphur operations, we recorded a $34.9 million non-cash charge to our deferred tax valuation allowance, which eliminated our net deferred tax asset related primarily to our sulphur transportation, logistics and marketing business . This determination was based upon updated estimates of projected operating results from continuing operations. Although this charge related to the decision to discontinue the sulphur operations, accounting standards require it to be included in the loss from continuing operations.

CAPITAL RESOURCES AND LIQUIDITY
      Continuing operations provided net cash of $21.0 million during the nine months ended September 30, 2000, which was the same amount as for the comparable period last year. Our total cash flow from operating activities, including a use of $31.7 million associated with our discontinued sulphur operations in the nine months ended September 30, 2000 compared with a use of $4.5 million for the same period last year, was a use of $10.7 million for the nine months ended September 30, 2000 compared to providing cash of $16.5 million for the nine months ended September 30, 1999.
The use of cash in the nine-month 2000 discontinued operations reflects the weak sulphur market and higher production costs at the Main Pass mine, as well as the cash settlement of a certain sulphur-related obligation. See "Discontinued Operations" below for more information on our former sulphur segment's operations.

    Net cash used in investing activities totaled $15.3 million for the nine months ended September 30, 2000 compared with $9.8 million for the nine months ended September 30, 1999. Our planned capital expenditures for 2000 have been reduced from $135 million to $110 million as a result of our farming-out portions of our near-term exploration prospects. Our nine-month 2000 cash flow relating to investing activities consisted of the following:

 . Acquisitions of oil and gas leasehold interests totaling $39.8 million; . Exploration, development and other expenditures totaling $50.9 million; . Proceeds from the sale of assets totaling $74.7 million; and . Net cash provided by sale of sulphur assets totaling $0.7 million.

    In January 2000, we acquired exploration rights covering substantial exploratory acreage in the Gulf of Mexico from both Texaco Exploration and Production Inc. and Shell (see "Recent Developments" in our 1999 Annual Report on Form 10-K). Under the Texaco agreement, cash expenditures are required only as prospects are identified and drilled. Texaco retained rights to participate in exploration drilling. In the Shell transaction, we purchased 55 leases for approximately $37.6 million. The remaining $2.1 million of acquisition costs during the nine months ended September 30, 2000 relate to certain costs to complete the aforementioned Shell acquisition, to acquire interests in two offshore tracts in bid sales by the Mineral Management Service and to acquire an interest in Eugene Island Blocks 193/208/215.

    Our exploration and development capital expenditures during the nine months of 2000 included: 1) purchases of seismic and other related geological data; 2) expensed exploratory drilling costs related to the State Tract 210 # 6 ,Grand Isle Block 40/41 #8, Green Canyon Block 90 #1 and Garden Banks Block 580 #1 wells;
3) capitalized drilling costs primarily to the following exploratory wells: Vermilion Block 196 #2; Vermilion Block 144/145 #3; and the Ship Shoal Block 296 #1 and the subsequent delineation well at Ship Shoal Block 296; and 4) capitalized re-completion costs on existing producing wells at Eugene Island 208 and the Vermilion Block 160 field unit.

    On July 27, 2000, we sold our ownership interests in Brazos Blocks A-19 and A-26 to Shell for $66.5 million cash (see "Operational Activities" above). We used the sale proceeds to repay all our borrowings outstanding under our amended credit facility (Note 2). We also sold our interests in Vermilion Block 408 in September 2000 for $6.2 million. During the second quarter of 2000 we sold various non-operating residual oil and gas interests for $1.4 million. Other proceeds, including those of the discontinued sulphur operations, totaled $1.3 million and represented sales of other non-operating assets.

     We believe our available cash, operating cash flows and the $50 million of credit availability made available through our alliance with Halliburton, provide us the capital resources necessary to conduct our currently planned exploration activities. We anticipate that we will require additional capital for expected subsequent development activities associated with success from our exploration program. After raising approximately $50 million from our equity offering in April 2000 and over $25 million through commitments under our recent farm-out agreements with Samedan and Devon Energy, we satisfied the requirements under the Halliburton guarantee to raise $75 million of additional capital by December 31, 2000. Under the Halliburton guarantee, we are required to raise an additional $50 million to reach a cumulative $125 million of capital by December 31, 2001 (Note 2). The amount of any shortfall in our supplementary financing efforts would reduce the $50 million commitment from Halliburton.

    During the nine months ended September 30, 1999, exploration and development expenditures totaled $17.8 million, which included 1) capitalized oil and gas drilling costs of $12.9 million primarily for the development of West Cameron Block 616, the Vermilion Block 160 BJ-1 well, and the Brazos Block A-19 JC #1 well; 2) geological and geophysical and other exploration expenses of $3.3 million; and 3) expensed drilling costs of $1.6 million associated with the Vermilion Block 162 #5 exploratory well. We also received $6.4 million in net proceeds from the sale of the purchased net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 CJ-1 well and the sale of our 28 percent net revenue interest in the Vermilion Block 410 field. Net cash provided by the discontinued sulphur operations totaled $2.0 million, reflecting the sale and leaseback of certain rail cars partially offset by drilling costs to replace wells lost during Hurricane Georges.

    Cash provided by financing activities totaled $63.9 million for the nine months ended September 30, 2000 compared with using $24.0 million during the nine months ended September 30, 1999. Continuing operations' financing activities provided cash of $32.9 million during the nine months ended September 30, 2000 compared to using $24.0 million during the nine months ended September 30, 1999. In April 2000, we completed an equity offering in which we sold 3.8 million shares of our common stock for $14.00 per share. Our net proceeds from the equity offering totaled $50.3 million. The equity proceeds were partially offset by repayments of outstanding borrowings on our existing credit facilities, purchases of McMoRan's common stock under our stock repurchase program (see below) and other financing costs. Net cash provided from the discontinued sulphur operations totaled $31.0 million, which represented the net borrowings necessary to fund its operating and continuing reclamation activities and to terminate a $9.5 million obligation that existed since its purchase of certain sulphur assets in 1995 (see "Discontinued Operations" below).

     In 1999, our Board of Directors authorized an open market share purchase program for up to two million shares of our common stock. In March 2000, the Board of Directors authorized the purchase of up to an additional 500,000 shares of our common stock, increasing the total shares authorized under our share repurchase program to 2.5 million. There were no purchases under the program during the third quarter of 2000. During the first half of 2000 we purchased 799,900 shares of our common stock for $15.2 million, an average of $19.00 per share. For the nine-month period in 1999, purchases of our common stock under the program totaled 1,379,935 shares of our common stock for $25.1 million, an average of $18.18 per share. These 1999 purchases included one transaction in which we purchased from Phosphate Resource Partners all 769,535 shares of our common stock they owned for $12.8 million or $16.64 per share. From inception of the share purchase program through September 30, 2000, we have purchased approximately 2.2 million shares for $41.6 million, an average price of $18.56 per share. The timing of future purchases is dependent upon many factors, including the price of our common stock, our operating results, cash flows and financial position, and general economic and market conditions.

     As discussed below, we plan to sell our sulphur transportation, logistics and marketing assets and use the expected proceeds to repay all borrowings outstanding on the amended sulphur credit facility (Note 4). Until sale of the sulphur transportation, logistics and marketing assets, cash requirements related to the termination of sulphur mining operations will be funded by our sulphur operations and by additional borrowings under the amended sulphur bank facility. We expect to incur approximately $29.5 million of sulphur reclamation costs, including $27.4 million related to Main Pass and its related facilities, within the next twelve months. For the nine months ended September 30, 2000, we have incurred a total of $7.9 million in reclamation costs for Main Pass and its related facilities.

DISCONTINUED SULPHUR BUSINESS
     Low sulphur prices and high natural gas prices, a significant element of cost in sulphur mining, caused our Main
Pass sulphur mining operations to be uneconomical in the current sulphur pricing environment. As a result, in July 2000, we announced our plan to discontinue our sulphur operations. Under our initial discontinuation plan, Sulphur production from the Main Pass mine was expected to continue, at decreasing rates, through the remainder of 2000 or the point at which production became prohibitively uneconomical. The mine produced at a rate of greater than 3,300 long tons per day for the period July 1, 2000 through August 31, 2000, at which time we ceased production as a result of: 1) continued low sulphur prices; 2) an expected increase in the price for natural gas in September to an average of greater than $5.00 per thousand cubic feet (Mcf) and 3) the results of a recent geologic and tectonic study concluding that a subsurface brine cavity created as part of the sulphur mining operations would not be sufficiently stable to continue operations at the sulphur mine and our decision that any remedial alternatives to enable continuing production would be prohibitively expensive under the discontinuation plans. Oil production is continuing at Main Pass at a gross rate of approximately 5,000 barrels per day as of September 30, 2000.

     In addition to our Main Pass sulphur mining operations, we are also engaged in the transportation and marketing of recovered sulphur. While this business remains profitable at low sulphur prices, we plan to use proceeds from the sale of the business to fund a portion of the cost of our discontinued sulphur operations at Main Pass and to repay our existing sulphur debt (see below). During the third quarter of 2000, we engaged Chase Securities Inc. to assist us in marketing the transportation,logistics and marketing assets.

     On August 11, 2000, we amended the sulphur credit facility (see Note 9 "Long-Term Debt" included in our 1999 Annual Report on Form 10-K) to provide $64.5 million of available borrowings to fund our near-term requirements under our sulphur discontinuation plan. The amended sulphur facility is secured by substantially all of Freeport-McMoRan Sulphur LLC's assets, including our Main Pass oil interest, and will mature on the earlier of April 30, 2001 or the receipt of the net proceeds from the sale of our sulphur transportation, logistics and marketing assets.

     Because of our plans to exit the sulphur business, both current and prior year financial results of the former sulphur business segment are reported as discontinued operations. The loss from discontinued sulphur operations for the nine-month period in 2000 includes non-cash charges totaling $78.1 million to reflect the net realizable value of sulphur segment assets and liabilities. These charges include $20.1 million to write off the difference between the book value of the Main Pass sulphur mine and estimated future cash flows from sulphur reserves, taking into consideration recent changes in sulphur prices and operating costs; $25.2 million for the writedown of the book value of other mining-related assets, primarily specialized marine equipment utilized in handling mined sulphur, to estimated recoverable values; and $32.8 million for remaining unaccrued estimated mine reclamation costs. Additional estimated charges of $7.5 million, including employee related costs, are included separately as "loss on disposal of sulphur assets" for the nine-month period of 2000. Although we sustained a $2.6 million loss from our sulphur operations during the third quarter of 2000, the operating results relating to these discontinued operations are currently estimated to break-even through the anticipated disposal date.

     In the third quarter of 2000, we terminated a $9.5 million sulphur-related obligation to Devon Energy Corporation. We assumed this obligation in our 1995 purchase of sulphur assets from Pennzoil Company, a predecessor of Devon Energy (see Note 10 "Commitment and Contingencies" in our 1999 Annual Report on Form 10-K). Under terms of this agreement, we paid Devon Energy $6.0 million and funded $3.5 million into an escrow account to be used to fund environmental liabilities associated with its former sulphur operations. We have assumed these liabilities and believe the escrowed amount is sufficient to fund the related costs. The restricted cash is considered a long-term asset and is recorded in "Other Assets" on the balance sheet at September 30, 2000.

    We have completed the shutdown of operations at the Culberson mine in West Texas, which ceased production on June 30, 1999. We have an agreement to sell all our remaining interests in the mine and its related assets for approximately $3.5 million, which would result in a $3.2 million gain. This sale is currently anticipated to close in the fourth quarter of 2000.

CAUTIONARY STATEMENT
     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of our management for future operations, production increases from remedial operations, the sale of our sulphur assets and our exploration and development activities, are forward-looking statements.

     Important factors that could cause actual oil and gas operations results to differ materially from our expectations include, without limitation, drilling results, the availability of financing, unanticipated fluctuations in flow rates of producing wells, depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond the control of McMoRan. Important factors that could affect the future results of our sulphur operations include without limitation, the ability to satisfy future cash obligations and environmental costs. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in our 1999 Annual Report on Form 10-K.

                   PART II-OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) During the period covered by this Quarterly Report on  Form
  10-Q the registrant filed the following Current Reports on Form 8-K all reporting events under Item 5:
  .   A report dated August 31, 2000.
  .   A report dated September 6, 2000.
  .   A report dated September 15, 2000.
  .   A report dated September 21, 2000.
  .   A report dated September 29, 2000.

                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By:  /s/ C.Donald Whitmire, Jr.
                                -----------------------------
                                      C. Donald Whitmire, Jr.
                                 Vice President and Controller-
                                      Financial Reporting
                                  (authorized signatory and
                                Principal Accounting Officer)

Date:  October 24, 2000

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

10.1      McMoRan Adjusted Stock Award Plan.
          (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.2      McMoRan 1998 Stock Option Plan for Non-
          Employee Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.3      McMoRan 1998 Stock Option Plan.
          (Incorporated by reference to Annex D to the McMoRan S-4).

10.4      Stock Bonus Plan (Incorporated by
          reference from McMoRan's Registration Statement on Form
          S-8 (Registration No. 333-67963) filed with the SEC on
          November 25, 1998.

10.5      McMoRan 1999 Stock Incentive Plan.
          (Incorporated by reference to Exhibit 10.5 to McMoRan's
          Second-Quarter 2000 Form 10-Q).

10.6      Agreement for Purchase and Sale dated
          as of August 1, 1997 between FM Properties Operating Co. and McMoRan Oil & Gas (Incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K filed by McMoRan Oil & Gas dated as of September 2, 1997).

10.7      Participation Agreement between
          McMoRan Oil & Gas and Gerald J.  Ford dated as of
          December 15, 1997 (Incorporated by reference to Exhibit
          10.6 to the McMoRan Oil & Gas Co. (MOXY) 1997 10-K).

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

10.15     Amendment No. 1 to Joint Operating
          Agreement dated July 1, 1993 between Freeport McMoRan Resource Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company. (Incorporated by reference to Exhibit
          10.14 to McMoRan's 1999 Annual Report on Form 10-K (the McMoRan 1999 Form 10-K)).

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

10.26     Amendment to the amended and restated
          credit facility as of November 17, 1998, dated August
          11, 2000 among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto.

10.27     Letter Agreement between FM Services
          and Rene L. Latiolais effective as of January 1, 1999.
          (Incorporated by reference to Exhibit 10.31 to McMoRan
          1998 Form 10-K).

10.28     Agreement for Consulting Services between Freeport-
          McMoRan and B. M. Rankin, Jr. effective as of January 1,
          1991)(assigned to FM Services as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.29     Processing and Marketing Agreement
          between the Freeport Sulphur (a division of Freeport
          Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

10.30     McMoRan's Performance Incentive Awards
          Program as amended effective February 1, 1999.
          (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.31     Supplemental Letter Agreement between FM Services and
          Rene' L. Latiolais effective July 1, 2000.
          (Incorporated by reference to Exhibit 10.30 to McMoRan's Second-Quarter 2000 Form 10-Q).

10.32     Amended and Restated Credit Agreement
          dated June 15, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second-Quarter 2000 Form 10-Q).

10.33     Asset Purchase Agreement dated
          effective December 1, 1999 between SOI Finance Inc.,
          Shell Offshore Inc. and McMoRan Oil & Gas.
          (Incorporated by reference to Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.34     Offshore Exploration Agreement dated
          December 20, 1999 between Texaco Exploration and
          Production Inc. and McMoRan Oil & Gas. (Incorporated by reference to Exhibit 10.34 in the McMoRan 1999 Form 10-
          K).

10.35     Participation Agreement dated as of
          June 15, 2000 but effective as of March 24, 2000 between McMoRan Oil & Gas and Halliburton Energy Services, Inc. (Incorporated by reference to Exhibit
          10.34 to McMoRan's Second-Quarter 2000 Form 10-Q).

10.36     Letter Agreement dated August 22, 2000
          between Devon Energy Corporation and Freeport Sulphur.

15.1      Letter dated October 24, 2000 from
          Arthur Andersen LLP regarding the unaudited financial statements.

27.1      McMoRan Financial Data Schedule.

27.2      Restated McMoRan Financial Data
          Schedule.