Form 10-K405
period 2000-12-31
MCMORAN EXPLORATION CO /DE/
filed 2001-03-22
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000
                               or
      [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________to__________

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

  Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                           on which registered
-------------------                          -----------------------
Common Stock, Par Value $0.01 Per Share      New York Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $147,600,000 on February 28, 2001.

     On February 28, 2001, there were issued and outstanding
15,852,103 shares of the registrant's Common Stock, par value
$0.01 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement submitted to the registrant's stockholders in connection with the registrant's
2001 Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference into Part III of this report.


                     McMoRan Exploration Co.
                 Annual Report on Form 10-K for
             the Fiscal Year ended December 31, 2000


                        TABLE OF CONTENTS

                                                               Page
                                                               ----
Part I

Items 1. and 2. Business and Properties                          1
Item 3.  Legal Proceedings                                      19
Item 4.  Submission of Matters to a Vote of Security Holders    20
         Executive Officers of the Registrant                   20

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                    21
Item 6.  Selected Financial Data                                22
Items 7. and 7A. Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations and Disclosures about Market Risks      23
Item 8.  Financial Statements and Supplementary Data            34
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    54

Part III

Item 10. Directors and Executive Officers of the Registrant     54
Item 11. Executive Compensation                                 54
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                             54
Item 13. Certain Relationships and Related Transactions         54

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                            54

Signatures                                                     S-1

Exhibit Index                                                  E-1

                              PART I

Items 1 and 2.  Business and Properties

OVERVIEW
We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region. As further discussed below, we are in the process of exiting active participation in the sulphur business, which is involved in the purchasing, transporting, terminaling, processing and marketing of sulphur.

     We have provided definitions for some of the oil and gas and sulphur industry terms we use in a glossary on page 17.

     Oil and gas operations. We and our predecessors have conducted oil and gas exploration, development and production operations principally in the Gulf of Mexico and the Gulf Coast region for more than 25 years with virtually the same team of geologists and geophysicists. These operations have provided us with an extensive geological and geophysical database, as well as significant technical and operational expertise. We believe there are significant opportunities to discover meaningful oil and gas reserves in these areas and have identified and pursued a strategy to achieve significant reserve growth.

     Effective January 2000, we entered into transactions with Texaco Exploration and Production Inc. and Shell Offshore Inc. that significantly enhanced our presence on the continental shelf of the Gulf of Mexico. We have commenced an aggressive exploration program on this broad exploration acreage position, which at December 31, 2000 consisted of 158 leases covering approximately 670,000 gross acres. For additional information about our Texaco and Shell transactions and the subsequent formation of various exploration alliances, see "Exploration Activities" included within Items 7. and 7A. located elsewhere in this Annual Report on Form 10-K.

     As of December 31, 2000, we had estimated proved reserves of
56.8 Bcf of natural gas and 5.5 MMBbls of oil and condensate, or an aggregate of approximately 90 Bcfe, with a present value of estimated pre-tax future net cash flows of $429.5 million. These estimated reserve quantities and related cash flows were determined by independent engineers using definitions mandated by the SEC, as more fully discussed in Note 13 of our audited financial statements located elsewhere in this Annual Report on Form 10-K.

     Our production totaled approximately 8.3 Bcf of natural gas and 1.2 MMBbls of oil and condensate or 15.2 Bcfe during 2000. For the year ending December 31, 2001, we have budgeted exploration and development expenditures of approximately $170 million. Development expenditures for 2001 are currently estimated to total approximately $65 million. The remaining budget amount is for exploration activities, primarily the drilling of exploratory wells. These budgeted amounts are subject to change based on drilling results, availability of supplies, equipment and personnel and the continuing evaluation of properties and prospects that may influence our current drilling plans. See "Cautionary Statements."

     Sulphur operations. Our sulphur operations primarily involve the purchase and resale of sulphur recovered as a by-product of hydrocarbon refining and processing, as well as handling and transportation of sulphur. We currently operate the largest molten sulphur handling system in the United States. Our unique molten sulphur handling and transportation system includes five sulphur terminals located across the Gulf Coast, which have all permits required by environmental laws. Effective June 30, 2000, we initiated a plan to exit active participantion in the sulphur business as more fully discussed in "Sulphur Operations."

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

OIL AND GAS OPERATIONS
Background. McMoRan Oil & Gas was spun off in May 1994 from Freeport-McMoRan Inc. At the time of the spin-off, we had 10 Bcfe in proved reserves, no production, an inventory of exploratory prospects, a significant amount of Gulf of Mexico seismic and well log data, and $35 million in cash. In 1995, we formed a $65 million oil and gas exploration and development program in the Gulf of Mexico with MCN Energy Group (MCN). By mid-1997, we had discovered and held interests in two producing fields and had acquired interests in a number of exploratory prospects. As the program approached the end of its term, we decided to pursue a larger, multi-year program.

     In late 1997, we entered into a $210 million exploration program with Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership) and an individual investor. Also in late 1997, we completed a rights offering, raising net proceeds of $92.2 million. We used a portion of these proceeds to purchase the interest previously held by MCN in the Vermilion Block 160 and 410 fields and to repay a loan from MCN, thereby ending our agreements with MCN. The remaining proceeds were available to fund operations, including a portion of our obligations under the new $210 million exploration program. Effective October 1, 1999, we purchased for $31.9 million, net of transaction costs, all of Phosphate Resource Partners' interests in the exploration program and terminated Phosphate Resource Partners' participation in the program. As a result, the exploration program is now held approximately 95 percent by us and 5 percent by an individual investor.

     As of December 31, 2000, an aggregate $207.2 million had been expended under the $210 million exploration program, with the remaining $2.8 million planned and committed for expenditure during 2001. Excluding our acquisition of Phosphate Resource Partners' interest in the program, our cumulative share of the program expenditures have totaled $170.7 million.

Our Strategy. Using our extensive geophysical, technical and operational expertise, our strategy is to: (1) identify prospects using 3-D seismic data and other state-of-the art technology in combination with our analysis of subsurface geologic data; (2) spread our exploration efforts over a significant number of prospects so that our success is not contingent on the results of any particular prospect or prospects; (3) discover reserves through exploratory drilling;
(4) develop and produce the reserves in an efficient and cost effective manner or, in certain instances, sell proved reserves to maximize shareholder value; and (5) pursue opportunities to acquire additional exploration prospects.

     Conditions in the U.S. oil and gas industry in recent years have led to significant changes in strategy by many oil and gas producers, especially the larger oil and gas companies. Because these companies require very large discoveries to replace their oil and gas production, their exploration efforts increasingly have been devoted to areas perceived to have greater potential for very large discoveries. As a result, these companies have focused their recent exploration activities in the deep water area of the Gulf of Mexico and in areas outside the U.S. As these companies' strategies shifted, decisions to drill high quality prospects in the Gulf of Mexico shelf area were increasingly deferred. These decisions were made because of the higher priority given to deep water and international projects, even though significant costs had been incurred in identifying, evaluating and acquiring the shelf leaseholds and exploration prospects and in acquiring and conducting detailed analyses of related geological and geophysical data.

     Historically, the larger oil and gas companies retained the higher quality prospects for future drilling, and either farmed out lesser quality exploration prospects or else did not drill them at all. Over the past two years, many of the large oil and gas companies have made major strategic decisions to restructure their operations and dramatically reduce costs, including significantly reducing their exploration activity in the Gulf of Mexico shelf area. As a result, many high quality shelf prospects, often having significant "sunk" lease acquisition and geological assessment costs, were eliminated from these companies' drilling plans. In order to avoid having the leases revert back to the MMS, these companies have sought alternative ways to efficiently assess and drill these prospects, and that need has created partnering opportunities for independents like us.

     We discussed with several large oil and gas companies our desire to participate in developing their Gulf of Mexico shelf prospects that otherwise might not be drilled, which culminated in the Texaco and Shell transactions described in "Exploration Activities" included within Items 7. and 7A. elsewhere in this Annual Report on Form 10-K.

Oil and Gas Properties. As of December 31, 2000, we owned or controlled interests in 158 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering approximately 670,000 gross acres (approximately 435,000 acres net to us). Our estimated oil and gas proved reserves at December 31, 2000 were approximately 90 Bcfe, consisting of 56.8 Bcf of natural gas and
5.5 MMbls of crude oil and condensate, including 4.3 MMbls at Main Pass. Our estimated proved reserves are based on a reserve report prepared by Ryder Scott Company, L.P., an independent petroleum engineering firm, using the restrictive definitions required by the SEC. As of December 31, 2000, our proved oil and natural gas reserves were primarily associated with our five producing fields, as well as the reserves associated with the six discoveries we made during 2000. See Note 13 to our audited financial statements for additional information regarding our estimated proved reserves.

     The table below sets forth approximate information, as of December 31, 2000, with respect to our principal producing properties and our 2000 exploration discoveries. Following the table is a summary of activities on these properties during 2000 and early 2001.

                                   Net
                        Working  Revenue           Water     Location    Gross
Field, Lease or Well    Interest Interest Operator Depth     Offshore   Acreage
----------------------- -------- -------- -------- ------  ------------ -------
                          (%)      (%)            (in feet)  (miles)
Producing
Main Pass                 83.3    69.5(a)   MMR(b)    210   32 Louisiana   1,125
Vermilion Block 160
   Field Unit             41.8    35.8(a)   MMR       100   42 Louisiana   5,625
Vermilion Block 160 BJ-1  73.0    58.4(a)   MMR       100   42 Louisiana       -
West Cameron Block 616   100.0    74.7      MMR       300  130 Louisiana   5,000
Eugene Island Blocks
   193/208/215            53.4    41.7      MMR       100   50 Louisiana  10,000

Under Development
Eugene Island Block 193   53.4    42.9      MMR        90   50 Louisiana       -
Main Pass Blocks 86/97    71.3    51.3      OEI(c)     70   45 Louisiana   9,989
Eugene Island Block 97    38.0    27.4      OEI        27   25 Louisiana   5,000
Vermilion Blocks
   195/196/207            47.5    34.2      MMR       115   50 Louisiana  15,000
Ship Shoal Block 296      61.8    43.5      MMR       260   62 Louisiana   5,000


(a)Subject to net profits interests of approximately 50 percent at Main Pass, 2.6 percent at the Vermilion Block 160 field unit and 12.7 percent at the Vermilion Block 160 BJ-1 well.
(b)  MMR is our New York Stock Exchange ticker symbol.
(c)  Ocean Energy Inc.

Producing Properties
 . Main Pass. We acquired the Main Pass oil operations, located on Block 299, as a result of our acquisition of Freeport Sulphur in November 1998. As of December 31, 2000, cumulative gross production from the Main Pass oil operations totaled approximately 41.5 MMbls. For the year ended December 31, 2000, gross daily production averaged approximately 5,100 barrels of oil. The Main Pass field was shut-in during February 2001 for certain platform and equipment maintenance. Production from Main Pass was restored in early March 2001 and the gross daily production from the facility is expected to increase gradually to approximately 5,000 barrels per day, its approximate producing rate prior to being shut-in.

 . Vermilion Block 160 Field Unit. We began production from this unit in 1995 with two wells. In 1997, we discovered additional pay sands with three additional development wells. Our gross daily production from this field averaged 12 MMcf of gas and 300 barrels of condensate during the year ended December 31, 2000.

 . Vermilion Block 160 BJ-1.  In 1997, we drilled the Vermilion
  160 BJ-1 well at a location remote from the existing platform and outside the Vermilion Block 160 field unit. We installed a substructure and processing facilities in 1998. The facilities were designed to accommodate production from both the Vermilion Block 160 BJ-1 well and the Vermilion Block 159 CJ-1 well. Production from both wells commenced during January 1999. The Vermilion Block 159 CJ-1 well depleted its reserves during 2000 and production from the BJ-1 well, steadily decreased during 2000 until production ceased in October 2000. We performed successful remedial work on the BJ-1 well which resulted in production recommencing in January 2001. For the month ending February 28, 2001, gross daily production from the BJ-1 well averaged approximately 7 MMcf of gas and 200 barrels of condensate.

 . West Cameron Block 616. In 1996, we discovered the field with the West Cameron Block 616 #2 exploratory well. During 1998, we drilled three development wells and installed an offshore production platform with facilities. Production commenced from five well completions in March 1999. Production at West Cameron Block 616 was significantly less during 2000 when compared to 1999 as existing producing zones were fully produced. During the fourth quarter of 2000 we successfully recompleted a well to a new producing zone. For the month ending February 28, 2001, gross daily production from West Cameron Block 616 averaged approximately 10 MMcf of gas.

 . Eugene Island Blocks 193/208/215. We acquired our interest in this prospect from Texaco for approximately $0.3 million and the assumption of an abandonment obligation associated with existing wells and platforms at the location.

  We re-established
  production from the field during the second quarter of 2000 and drilled a deep exploratory well (see Eugene Island Block 193 below). During the fourth quarter of 2000, we performed remedial and recompletion work at the field, which identified additional proved reserves. Gross daily production from this field averaged approximately 5 MMcf of gas and 400 barrels of oil during January 2001.

Development Activities
We drilled and/or evaluated 11 exploratory wells, resulting in six discoveries, during 2000. The following is a brief summary of our year 2000 discoveries, all of which are currently being developed.

 . Eugene Island Block 193. During the fourth quarter of 2000, we initiated drilling the Eugene Island Block 193 (North Tern-deep prospect) #3 exploratory well. The well was drilled to a total measured depth of approximately 17,200 feet. The well encountered 230 feet of net gas pay in two sands, the first between 16,460 feet and 16,613 feet and the second between 16,790 and 16,952 feet. The pay sands encountered are approximately twice as thick as originally indicated by 3-D seismic data interpretations. We anticipate the well can be completed and put on production during the second quarter of 2001 utilizing production facilities on the Eugene Island Block 193-A platform acquired in early 2000 (see Eugene Island Blocks 193/208/215 above). Although the #3 well has not been flow tested, we believe the well's initial gross flow rate could approximate 50 MMcf/d of gas because of the thickness and porosity of the sands.

 . Main Pass Blocks 86/97. During the fourth quarter of 2000, we announced two successful exploratory wells at Main Pass Block 86 (Shiner prospect). The Main Pass Block 86 #1 exploratory well encountered 108 feet of gross hydrocarbon pay in a sand at a depth of 9,888 feet. The Main Pass Block 86 #2 exploratory well, located approximately one mile northwest from the #1 well, encountered 20 feet of gross gas pay between depths of 2,668 feet and 2,688 feet. Subsequently, the #2 well was sidetracked at a 70 degree angle to enable enhanced flow from the well when placed on production. We anticipate initial production from the Shiner prospect in the second quarter of 2001. Although the two discoveries have not been flow tested, we believe the aggregate initial gross flow rate from the two wells could approximate 25MMcf/d. We are planning to drill additional wells in 2001 to test other bright spot objectives between 2,500 feet and 10,000 feet.

 . Eugene Island Block 97.  In October 2000, drilling of the
  Eugene Island Block 97 (Thunderbolt-shallow prospect) #1 exploratory well commenced and was drilled to a total depth of 17,030 feet. The well encountered 75 feet of net hydrocarbon pay in three pay sands logged between measured depths of 14,000 and 14,290 feet. We plan to drill additional exploratory wells on this prospect during the first half of 2001 (see Eugene Island Block 97 #2 below). We are developing the Thunderbolt-shallow prospect with initial production anticipated during the second quarter of 2001.

 . Vermilion Blocks 195/196/207. In August 2000, drilling of the Vermilion Block 196 (Lombardi prospect) #2 exploratory well commenced. The well was drilled to a total depth of 14,798 feet. The well discovered 70 feet of net hydrocarbon pay in three sands logged between measured depths of 13,160 feet and 14,350 feet. Development of the Lombardi prospect is under way with initial production expected in the second quarter of 2001.

 . Ship Shoal Block 296.  In June 2000, drilling of the Ship
  Shoal Block 296 (Raptor prospect) #1 exploratory well commenced. The well reached a total depth of 12,800 feet and encountered 67 feet of net gas pay in two zones. During the third quarter of 2000 we drilled the #2 well, which delineated the reserves previously discovered by the #1 well. Development of the Raptor prospect is continuing, with initial production expected in the second quarter of 2001.

     Although none of the three wells discussed above in the Thunderbolt-shallow, Lombardi or Raptor prospects have been flow tested, collectively we believe the initial gross flow rates from these three wells could approximate 90 MMcf/d.

In Progress Exploratory Wells
The following wells were still being drilled or being evaluated as of or subsequent to December 31, 2000:

 . Grand Isle Block 2 and West Delta Blocks 11/12/13. In September 2000, drilling commenced at the West Delta Block 12 #1 well (Intruder-N. Prowler prospect). The well was drilled to a total depth of approximately 18,800 feet. In mid-February 2001, after flow testing and evaluating the results of multiple potentially productive zones within the well, we concluded the
 well did not contain commercial quantities of hydrocarbons.   The
 well has been temporarily
 abandoned and its permanent abandonment
 is planned. Accordingly, we will charge approximately $12.0 million in drilling and related costs associated with this well to exploration expense during the first quarter of 2001.

 . Louisiana State Lease 340. In October 2000, we commenced drilling the Louisiana SL 340 #1 well (Mound Point prospect) under a turnkey drilling contract with a contract depth of
 approximately 18,500 feet.    The well encountered mechanical
 difficulties prior to reaching contract depth and, after considerable effort to complete drilling of the well, the turnkey operator terminated the turnkey contract. We incurred no drilling costs since contract depth was not reached. On February 8, 2001, we commenced the Louisiana SL 340 #2 exploratory well under a day-rate drilling contract. The #2 well, currently drilling at approximately 12,600 feet, has the same objective as the #1 well, and is also planned for a total depth of approximately 18,500 feet. We have a 29.6 percent working interest and a 22.3 percent net revenue interest in the well. We control approximately 62,000 acres in the Louisiana SL 340 area, with the average water depth being less than 10 feet.

 . Garden Banks Block 272. In November 2000, we commenced drilling the Garden Banks Block 272 #1 exploratory well (Crete prospect). In early March 2001, the well reached a total depth of approximately 22,000 feet and subsequent evaluations of the well indicated that the well did not contain commercial quantities of hydrocarbons. Accordingly, we will record an approximate $17 million charge to exploration expense during the first quarter of 2001 for the well's drilling and related costs. We control approximately 17,280 acres in the Crete area, and we are evaluating the data derived from drilling the #1 exploratory well to determine if future activities on the prospect are warranted.

 . Eugene Island Block 97 # 2.   On February 22, 2001, drilling
 commenced on the Eugene Island 97 #2 exploratory well (Thunderbolt-shallow prospect). The #2 well will test objectives in a separate, but adjacent, fault block from the fault block encountered by the #1 exploratory well, which encountered 75 feet of pay in sands logged between measured depths of 14,000 and 14,290 feet during the fourth quarter of 2000. The well has a total planned depth of approximately 16,400 feet and is currently drilling at approximately 14,700 feet. We hold a 38.0 percent working interest and a 27.4 percent net revenue interest in the #2 well. This prospect is located in 27 feet of water, approximately 25 miles offshore Louisiana in the Gulf of Mexico. We control 19,375 acres in the immediate area.

Near-Term Exploration Activities
We continually evaluate our undeveloped properties, as well as other exploration prospects offered by third parties, and will drill those considered to have the highest potential. The table below sets forth approximate information with respect to exploration prospects upon which we anticipate drilling in 2001. The actual number of exploratory wells drilled during 2001 is expected to be significantly higher as we continue to evaluate additional prospects on our large acreage position.

                                                    Planned
                                     Net             Total
Field, Lease            Working    Revenue   Water   Depth    Gross  Estimated 2001
or Well                Interest a Interest a Depth  of Well b Acres    Spud Date c
---------------------- ---------- ---------- ------ --------- ------ ---------------
                           (%)        (%)    (feet)   (feet)
Eugene Island Block 97                                                First and
  (Two wells)              38.0      27.4       27    16,400   5,000  second quarter
Main Pass Blocks 86/97                                                First and
  (Three wells)            71.3      51.3       70     9,500  10,000  second quarter
Onshore Vermilion Parish  100.0      72.0        -    21,000   4,200  Second quarter
Vioska Knoll Block 863    100.0      76.2    1,155     6,000   5,760  Second quarter
Eugene Island Block 108    40.0      29.5       32    22,000   4,375  Third quarter


a. Reflects current working and net revenue interests, which are subject to change upon certain elections by third party participants and/or additional joint interest participation.
b. Reflects current planned target total measured depth, which is subject to change.
c.  Tentative - subject to change

Other
 . Brazos Blocks A-19/A-26. In April 1998 the Brazos Block A-19 JC #1 exploratory well encountered hydrocarbons in a separate reservoir compartment within the larger Picaroon Field area at a depth of 17,500 feet. Initial production commenced in October 1999; however, during a shutdown in November 1999, the operator detected a pressure buildup in the production casing and subsequently found significant damage to the production tubing. The well was shut-in and efforts to re-establish production were unsuccessful. In July 2000, we sold our 33.3 percent working interest in Brazos Block A-19 and our 47.5 percent working interest in unexplored Brazos Block A-26 to Shell for $66.5 million, recognizing a $40.1 million gain. During the fourth quarter of 2000, we settled with our insurers the related business interruption claim, resulting in a gain of $23.3 million.

 . Vermilion Block 408. In September 2000, we sold our 28.5 percent working interest and 22.9 percent net revenue interest in Vermilion Block 408 for $6.2 million, resulting in a gain of $3.1 million.

 . Dry Holes. During 2000, the following exploration wells did not encounter commercial quantities of hydrocarbons and their costs were charged to exploration expense.
     - State Tract 210 (Grass Island Prospect) #6 well was in progress at December 31, 1999. The well was subsequently determined to be unsuccessful during the first quarter of 2000 and $3.7 million was charged to expense.
     - Grand Isle Blocks 40/41 #8 well resulted in an $8.1 million charge in the second quarter of 2000.
     - Green Canyon Block 90 #1 well resulted in a $6.0 million charge during the third quarter of 2000.
     - Garden Banks Block 580 #1 well resulted in a $6.0 million charge during the third quarter of 2000.
     - Vermilion Block 144 #3 well resulted in a $4.4 million charge during the fourth quarter of 2000.

Oil and Gas Reserves. The following table presents our estimated proved natural gas (MMcf) and oil reserves (barrels) at December
31, 2000 based on a reserve report prepared by Ryder Scott
Company, L.P., an independent petroleum engineering firm, using the criteria for developing estimates of proved reserves established by the SEC.

                   Gas                      Oil
          ----------------------   ----------------------
            Proved     Proved       Proved      Proved
          Developed  Undeveloped   Developed  Undeveloped
          ---------  -----------   ---------  -----------
            35,584      21,258     4,843,258     663,970

     A large portion of our oil and gas reserves as of December 31, 2000 consist of our 2000 discoveries, which have no production history. Estimates of proved reserves for wells with little or no production history are less reliable than those based on a long production history. Subsequent evaluation of the same reserves may result in variations, which may be substantial, in our estimated reserves. We anticipate that we will require additional capital to develop and produce our proved undeveloped reserves. For additional information regarding our estimated proved reserves, see Note 13 to our audited financial statements and "Cautionary Statements."

     The following table presents the estimated future net cash flows before income taxes, and the present value of estimated future net cash flows before income taxes, from the production and sale of our estimated proved reserves as determined by Ryder Scott at December 31, 2000. Present value is calculated using a 10 percent per annum discount rate as required by the SEC. In preparing these estimates, Ryder Scott used prices of $23.67 per barrel of oil and $10.39 per Mcf of gas as of December 31, 2000, which are the weighted average prices that we estimate we would have received as of that date, assuming production from all of our properties with proved reserves. The oil price reflects the lower market value associated with sour crude oil reserves produced at Main Pass.

                                        Proved       Proved     Total
                                       Developed  Undeveloped  Proved
                                       ---------  -----------  -------
                                                (in thousands)
Estimated future net cash flows
  before income taxes                  $362,286     $176,125   $538,411
Present value of estimated future
  net cash flows before income taxes    292,820      136,647    429,467


     You should not assume that the present value of estimated future net cash flows shown in the preceding table represents the current market value of our estimated natural gas and oil reserves as of the date shown or any other date. For additional information regarding our estimated proved reserves, see Note 13 to our audited financial statements and "Cautionary Statements" located elsewhere in this Annual Report on Form 10-K.

     We are periodically required to file estimates of our oil and gas reserves with various governmental authorities. In addition, from time to time we furnish estimates of our reserves to governmental agencies in connection with specific matters pending before them. The basis for reporting estimates of proved reserves in some of these cases is different from the basis used for the estimated proved reserves discussed above. Therefore, all proved reserve estimates may not be comparable. The major variations include differences in when the estimates are made, in the definition of proved reserves, in the requirement to report in some instances on a gross, net or total operator basis and in the requirements to report in terms of smaller geographical units.

Production, Unit Prices and Costs. The following table shows production volumes, average sales prices and average production costs for our oil and gas sales for each period indicated. The relationship between our sales prices and production (lifting) costs depicted by the table is not necessarily indicative of our present or future results of operations.

                                             Years ended December 31,
                                        ----------------------------------
                                          2000         1999        1998
                                        ---------   ----------   ---------
   Net gas production (Mcf)             8,291,000   14,026,000   8,634,100
   Net crude oil and condensate
    production(Bbls)(1)                 1,151,600    1,353,600     304,100
   Sales prices:
      Natural gas (per Mcf)                 $3.52        $2.30       $2.14
      Crude oil and condensate (per Bbl)   $24.98       $15.92      $10.33
   Production (lifting) costs(2)
      Per barrel for Main Pass             $10.69        $7.88       $6.54
      Per Mcf equivalent for other
       properties(3)                        $1.52        $0.50       $0.36


(1) Includes production from the Main Pass oil operations, which totaled approximately 961,500 barrels in 2000, 1,102,600 barrels in 1999 and 202,700 barrels from November 17, 1998 through December 31, 1998.
(2) Production costs exclude all depreciation and amortization associated with property and equipment. The components of production costs may vary substantially among wells depending on the production characteristics of the particular producing formation, method of recovery employed, and other factors. Production costs include charges under transportation agreements as well as all lease operating expenses.
(3) Production costs were converted to an Mcf equivalent on the basis of one barrel of oil being equivalent to six Mcf of natural gas. The production costs during 2000 included workover expenses totaling $2.7 million, or $0.29 per Mcf equivalent.

Acreage. The following table shows the oil and gas acreage in which we held interests as of December 31, 2000. The table does not include approximately 306,000 gross acres, including the approximate 289,000 gross acres associated with the Texaco transaction, on which we have rights to conduct exploration activities. We acquire ownership interests in this acreage when we drill wells that are capable of producing reserves and commit to developing such wells.

                                  Developed          Undeveloped
                               ----------------   -----------------
                               Gross      Net      Gross      Net
                               Acres     Acres     Acres     Acres
                               ------    ------   -------   -------
Offshore(federal waters)       50,808    30,041   257,998   192,183
Onshore Louisiana and Texas       -         -      53,933    21,658
                               ------    ------   -------   -------
Total at December 31, 2000     50,808    30,041   311,931   213,841
                               ======    ======   =======   =======

Oil and Gas Drilling Activity. The following table shows the gross and net number of productive, dry, in-progress and total exploratory and development wells that we drilled in each of the periods presented:

                      2000            1999           1998
                  ------------   -------------   ------------
                  Gross   Net    Gross    Net    Gross   Net
                  -----  -----   -----   -----   -----  -----
Exploratory
Productive            6  3.669       1   0.285       3  0.888
Dry                   5  4.258       1   0.438       4  1.440
In-progress           3  1.721       1   0.466       -    -
                  -----  -----   -----   -----   -----  -----
Total                14  9.648       3   1.189       7  2.328
                  =====  =====   =====   =====   =====  =====
Development
Productive            2  1.330       -      -        1  0.500
Dry                   -    -         -      -        -    -
                  -----  -----   -----   -----   -----  -----
Total                 2  1.330       -      -        1  0.500
                  =====  =====   =====   =====   ===== ======

Marketing. We currently sell our natural gas in the spot market at prevailing prices. Prices on the spot market fluctuate with demand and for other reasons. We generally sell our crude oil and condensate one month at a time at prevailing prices. However, since its acquisition, all of the sour crude oil produced at Main Pass has been sold to Amoco Production Company. Our contract with Amoco has been extended through June 30, 2001. We are presently discussing with other third parties the possibility of entering into a new sales contract upon the maturity of our current contract with Amoco.

SULPHUR OPERATIONS
General. Until mid-2000, our sulphur business consisted of two principal operations, sulphur services and sulphur mining. Our sulphur services consist of two principal components, the purchase and resale of recovered sulphur and our sulphur handling operations. We purchase and resell sulphur recovered as a by-product of processing natural gas that contains hydrogen sulfide and refining sour crude oil. We currently operate the largest molten sulphur handling system in the United States, with a capacity to transport and terminal up to six million long tons of molten sulphur annually. During 2000, low sulphur prices and high natural gas prices, a significant element of cost in sulphur mining, caused our Main Pass sulphur mining operations to be uneconomical. As a result, in July 2000, we announced our plan to discontinue our sulphur mining operations. Production from the Main Pass sulphur mine ceased on August 31, 2000. During the third quarter of 2000, we engaged Chase Securities Inc. to assist us in marketing the transportation, logistics and marketing assets used in our recovered sulphur business.

     On February 26, 2001, we announced that we entered into a letter of intent with Savage Industries Inc. (Savage) to form a joint venture that would own and operate our recovered sulphur business. Savage and we would each own a 50 percent interest in the joint venture. We would contribute the assets currently used in our sulphur transportation, terminaling, logistics and marketing business to the new joint venture. The joint venture would operate these assets and would continue to serve both producers and consumers of sulphur. It is expected that the joint venture would enter into new long-term service agreements with major U.S. oil and gas refiners and processors to provide off-take security and market access for their sulphur by-product.

     Savage has agreed to contribute cash to the joint venture and would become its operator. The joint venture would use the existing assets and commercial contracts of our transportation and marketing business as well as new contracts to be completed with sulphur producers to secure financing. It is expected that the joint venture would distribute at least $55 million in cash to us at closing of the contemplated transaction. We will use the proceeds from the transaction to repay borrowings under our sulphur credit facility, which at February 28, 2001 totaled $51.0 million. Completion of this transaction is subject to securing joint venture financing arrangements, completion of definitive agreements, board approvals and certain other approvals. Our remaining sulphur assets held for sale include the port facility at Port Sulphur, Louisiana and two 7,500-ton tank ships, which may also be included in the proposed joint venture transaction or marketed separately.

     Total sales of both mined and recovered sulphur totaled approximately 2.6 million long tons during 2000. Recovered sulphur sales represented approximately 74 percent of these sulphur sales. For the year ending December 31, 2000, sales to IMC-Agrico Company, now known as IMC Phosphate Company (IMC), represented 73.1 percent of our sulphur sales. See "Sulphur Sales - Relationship with IMC," "Cautionary Statements" and "Legal Proceedings."

Sulphur Sales. Substantially all of our sulphur is sold to the phosphate fertilizer industry for the manufacture of sulphuric acid, which is used to produce phosphoric acid, a base chemical used in the production of phosphate fertilizers. Typically, the phosphate fertilizer industry accounts for approximately 90 percent of our total sulphur sales. The majority of our sulphur supply contracts, with the exception of our contract with IMC discussed below, are for a term of one year or longer and generally call for the repricing of sulphur on a quarterly basis.

     Relationship with IMC. IMC, our largest customer, is a manufacturer of phosphate fertilizers and the largest purchaser of elemental sulphur in the world. Pursuant to a sulphur supply agreement, we have agreed to supply IMC and IMC has agreed to purchase from us approximately 75 percent of IMC's annual sulphur consumption for as long as IMC has a requirement for sulphur. The price per ton for all sulphur delivered under the agreement is based on the weighted average market price of sulphur delivered by other sources to IMC's New Wales production plant in central Florida, except that we are entitled to a premium with respect to approximately 40 percent of the sulphur that we deliver under the agreement. IMC also pays a portion of the freight costs associated with the delivery of sulphur under the agreement. We are currently involved in a dispute with IMC regarding the pricing terms of the sulphur supply agreement. See "Legal Proceedings." Although this contract was entered into at a time when IMC was one of our predecessors' affiliates, our management believes that the terms of the sulphur supply agreement are no less favorable than terms that could have been negotiated with an unaffiliated party. Sales to IMC decreased from approximately
2.2 million long tons in 1999 to

1.9 million long tons in 2000,
reflecting IMC's curtailments of its operations, which initially commenced during the fourth quarter of 1999.

Sulphur Assets.  Below is a description of our sulphur assets.

     Marine Transportation. We operate two molten sulphur tankers, each having a capacity of approximately 25,000 tons.
The two tankers have the combined capacity to transport approximately 3.5 million long tons of sulphur per year across the Gulf of Mexico. Our inland barge system is capable of transporting over one million long tons of molten sulphur annually. Each of our six barges has a capacity of approximately 2,500 long tons and operates in coastwide service from Corpus Christi, Texas to Pensacola, Florida and the lower Mississippi River. As previously discussed, we own and intend to sell our two 7,500-ton self-propelled barges that were previously used in our Main Pass sulphur mining operations.

     Land Transportation. We lease a fleet of 536 railcars that transport recovered sulphur. We also make other rail movements in connection with transporting sulphur directly to customers' plants. We also transport approximately 900,000 tons of molten sulphur per year through a third-party trucking service used primarily to serve the Galveston, Texas and the lower Mississippi River and Pensacola, Florida areas.

     Terminals. We operate five sulphur terminals in the U.S., the largest of which is located at Port Sulphur, Louisiana. The Port Sulphur facility is a combined liquid storage tank farm and stockpile area for solid sulphur. The Port Sulphur terminal has capacity to store 110,000 long tons of liquid sulphur and 1.3 million long tons of solid sulphur. Sulphur can be transported from Port Sulphur by barge to customers' plants in Louisiana on the lower Mississippi River, along the Gulf Coast of Texas and Mississippi, or by tanker to our terminals in Tampa. The Port Sulphur terminal is currently inactive because it primarily served the Main Pass sulphur mine, which is no longer in operation and because our customers on the Mississippi River have substantially curtailed their operations. The Port Sulphur terminal can be readily converted for use by other industries and, if necessary, can be marketed separately from the remaining sulphur assets.

     Our other terminals are located in Tampa and Pensacola, Florida and Galveston, Texas. Each of our two Tampa terminals has a liquid storage capacity of 90,000 long tons and is supplied with sulphur from Galveston by tanker. Each of the Tampa facilities ships molten sulphur to phosphate fertilizer producers in central Florida by tank truck. The Pensacola terminal has a storage capacity of 10,000 long tons and is used for the storage, handling and shipping of recovered sulphur purchases or transporting recovered sulphur for third parties. We can ship molten sulphur by barge from the Pensacola terminal to either the Port Sulphur terminal or directly to lower Mississippi River customers.

     In 1995, we acquired the Galveston terminal from Pennzoil Company, which subsequently became Devon Energy Corporation. The terminal has storage capacity for 75,000 long tons of liquid sulphur and one million long tons of solid sulphur. This terminal receives recovered sulphur purchases by truck, barge, or rail, and then ships sulphur to local customers by truck or barge, or to the Tampa terminals by tanker. The Galveston terminal also has the ability to load solid sulphur aboard large oceangoing vessels, giving us access to international markets should market conditions favor sulphur exports.

     We deliver sulphur in liquid form because substantially all of our domestic customers consume sulphur in liquid form. This reduces the need to remelt the sulphur, conserves energy and reduces costs, and is an environmentally superior handling method because it minimizes sulphur dust. Sulphur can be solidified for long-term storage to maintain inventory reserves. We own a high capacity sulphur melter, which is located at the Galveston terminal, that permits the conversion of solid sulphur inventories into liquid sulphur during periods of high demand and to cover shortfalls in recovered sulphur purchases.

Reclamation Obligations. We must restore our sulphur mines and related facilities to a condition that we believe complies with environmental and other regulations. We have fully accrued the estimated reclamation costs associated with our sulphur mines and related facilities. The estimated future expenditures for our oil and gas reclamation obligations are accrued over the estimated lives of the properties. For financial information about our estimated future reclamation costs, including those relating to Main Pass, see "Decision to Exit Sulphur Operations" and "Environmental" included within Items 7. and 7A. located elsewhere in this Annual Report on Form 10-K.

     Our Freeport Sulphur subsidiary has assumed responsibility for environmental liabilities associated with the prior operations of its predecessors, including reclamation responsibilities at two previously producing sulphur mines:

Caminada and Grand Ecaille. Sulphur production was suspended at the Caminada offshore sulphur mine in 1994. Currently the Caminada mine's lease is being held under a suspension of production (SOP) permitted by the MMS. The SOP is currently scheduled to expire on March 31, 2001; however, we have applied for another one-year extension. If the SOP extension is not granted the reclamation costs associated with the mine would no longer be deferred and would be incurred within approximately the next 12 months. Under a contractual arrangement, Exxon/Mobil Corporation will reimburse 50 percent of Freeport Sulphur's reclamation costs associated with the Caminada mine.

     Freeport Sulphur's Grande Ecaille mine, which was depleted in 1978, was reclaimed in accordance with applicable regulations at the time of closure. Although we have no legal obligation to do so, we have undertaken to reclaim wellheads and other materials that are being exposed through coastal erosion. None of these materials are classified as hazardous and we anticipate that these reclamation activities will continue for several more years. Additional expenditures may be required from time to time if erosion continues.

     Freeport Sulphur has closed and reclaimed ten other sulphur mines, including the 1997 reclamation of the Grand Isle mine completed as part of the State of Louisiana's "rigs-to-reef" program. We believe that the reclamation efforts associated with these previously closed sulphur mines complied with the applicable regulations in existence at the time the mines were closed and with customary industry practices. We believe that we have accrued adequate reserves to cover our future sulphur reclamation costs. However, we cannot assure you that we will not incur reclamation costs materially greater than those we anticipate or that the timing of these costs will occur as we presently estimate.

REGULATION
General. Our exploration and production activities are subject to various federal, state and local laws governing exploration, development, production, environmental matters, occupational health and safety, taxes, labor standards and other matters. All material licenses, permits and other authorizations currently required of each existing operation have been obtained or timely applied for. Domestic oil operations are subject to extensive state and federal regulation. Compliance is often burdensome, and failure to comply carries substantial penalties. The heavy and increasing regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects profitability. See "Cautionary Statements."

Exploration, Production and Development. The exploration, production and development operations of our oil and gas operations are subject to regulations at both the federal and state levels. Regulations require operators to obtain permits to drill wells and to meet bonding and insurance requirements in order to drill, own or operate wells. Regulations also control the location of wells, the method of drilling and casing wells, the restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our oil and gas exploration, production and development operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling units, the number of wells that may be drilled in a given area, the levels of production, and the unitization or pooling of oil and gas properties.

     Federal leases. We presently have interests in 64 offshore leases located in federal waters on the outer continental shelf. Federal offshore leases are administered by the MMS. These leases were issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act, which are subject to interpretation and change by the MMS. Lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of offshore operations. In addition to approvals and permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain approval from the MMS prior to the commencement of drilling or production. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of these facilities and pipelines. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend these regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the outer continental shelf, the MMS generally requires that lessees have substantial net worth or post supplemental bonds or other acceptable assurances that the obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that supplemental bonds or other surety can be obtained in all cases. To cover the MMS supplemental bonding requirements, we currently have on file with the MMS a separate guaranty for both Freeport Sulphur and McMoRan Oil & Gas. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any suspension or termination could materially adversely affect our financial condition and results of operations.

     The MMS issued a rule, effective June 1, 2001, that amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule modifies the valuation procedures for both arm's-length and non-arm's-length crude oil transactions; eliminates posted prices as a measure of value and relies, instead, on arm's-length sales prices and spot market prices as market value indicators; and amends the procedures for determining value from the sale of federal royalty oil. We believe that this rule will not have a material impact on our financial condition, liquidity, or results of operations.

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

Environmental Matters. Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial liabilities for potential pollution resulting from our operations. We believe that our operations substantially comply with applicable environmental laws. See "Cautionary Statements."

     Solid Waste. Our operations may generate or arrange for the disposal of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state statutes. In addition, the EPA and certain states in which we currently operate are presently in the process of developing stricter disposal standards for nonhazardous waste. Changes in these standards may result in our incurring additional expenditures or operating expenses.

     Hazardous Substances. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Despite the "petroleum exclusion" of CERCLA that encompasses wastes directly associated with crude oil and gas production, we may generate or arrange for the disposal of "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of our ordinary operations. Thus, we may be responsible under CERCLA or the state equivalents for costs required to clean up sites where the release of a "hazardous substance" has occurred. Also, it is not uncommon for neighboring landowners and other third parties to file claims for cleanup costs recovery as well as personal injury and property damage allegedly caused by the hazardous substances released into the environment. Thus, we may be subject to cost recovery and to some other claims as a result of our operations.

     Air. Our operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the Outer Continental Shelf Lands Act. Implementation of these laws could lead to the imposition of new air pollution control requirements on our operations. Therefore, we may incur capital expenditures over the next several years to upgrade our air pollution control equipment. We do not believe that our operations would be materially affected by these requirements, nor do we expect the requirements to be any more burdensome to us than to other companies our size involved in exploration and production activities.

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

EMPLOYEES
At December 31, 2000, we had 116 employees, 80 at Main Pass and the sulphur terminals and 36 employees located at our New Orleans, Louisiana headquarters, who are primarily devoted to managerial, marketing, land and geological functions. Our employees are not represented by any union or covered by any collective bargaining agreement. We believe our relations with our employees are satisfactory.

     Since January 1, 1996 numerous services necessary for our business and operations, including certain executive, technical, administrative, accounting, financial, tax and other services, have been performed by FM Services Company pursuant to a services agreement. As of December 31, 2000, we owned 45 percent of FM Services, which provides these services on a cost reimbursement basis. We may terminate the services agreement at any time upon 90 days notice. For the year ended December 31, 2000, we incurred $12.1 million of expenses under the services agreement.

     We also use contract personnel to perform various professional and technical services including but not limited to construction, well site surveillance, environmental assessment, and field and on-site production operating services. These services, which are intended to minimize our development and operating costs, allow our management staff to focus on directing all of the oil and gas operations. We have a contract with CLK Company L.L.C., an independent company, to provide us with geological and geophysical services on an exclusive basis. We pay an annual retainer fee of $2.5 million, with $0.5 million of these fees paid in our common stock, plus certain expenses and an overriding royalty interest of up to 3 percent in prospects that we accept. For the year ended December 31, 2000, fees and expenses to CLK totaled $3.1 million.

CAUTIONARY STATEMENTS
This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, such as statements regarding drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and gas prices; amounts and timing of capital expenditures and reclamation costs; the need for and availability of financing; our reliance on IMC as a customer; our ability to enter into a joint venture with respect to our sulphur services business assets; competitive trends; and environmental issues.

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

Factors Relating to Our Oil and Gas Operations

The future financial results of our oil and gas business are difficult to forecast primarily because the business has a limited operating history and the results of our exploration strategy are inherently unpredictable. McMoRan Oil & Gas commenced operations in 1994. We currently have five fields in production. Much of our oil and gas business is devoted to exploration, the results of which are inherently unpredictable. We use the successful efforts accounting method for our oil and gas exploration and development activities. This method requires us to expense geological and geophysical costs and the costs of unsuccessful exploration wells as they occur, rather than capitalize these costs as required by the full cost accounting method. Because the timing difference between incurring exploration costs and realizing revenues from successful properties can be significant, losses may be reported even though exploration activities may be successful during a reporting period. Accordingly, depending on our exploration results, we may incur future losses as we continue to pursue significantly expanded exploration activities. We cannot assure you that our oil and gas operations will achieve or sustain positive earnings or cash flows from operations in the future.

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

If we are unable to generate sufficient cash from operations or obtain financing when needed, we may find it necessary to curtail our operations. We must make substantial expenditures to conduct exploratory activities and to develop oil and gas reserves. We cannot assure you that we will generate sufficient cash from operations or obtain financing when needed to conduct our exploration program and develop our properties. Our future cash flow from operations will depend, among other things, on our ability to locate and produce hydrocarbons in commercial quantities and on market prices for oil and gas.

The amount of oil and gas that we actually produce, and the net cash flow that we receive from that production, may differ materially from the amounts reflected in our reserve estimates. The estimates of proved oil and gas reserves reflected in our
Form 10-K reports are based on reserve engineering estimates using SEC guidelines. Reserve engineering is a subjective process of estimating recoveries from underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions, such as
(1) historical production from the area compared with production from other producing areas, (2) assumptions concerning future oil and gas prices, future operating and development costs, workover, remedial and abandonment costs, severance and excise taxes, and
(3) the assumed effects of government regulation. All of these factors and assumptions are difficult to predict and may vary considerably from actual results. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon varying interpretations of the same available data. Also, estimates of proved reserves for wells with limited or no production history are less reliable than those based on actual production history. Subsequent evaluation of the same reserves may result in variations, which may be substantial, in our estimated reserves. As a result, all reserve estimates are inherently imprecise.

     You should not construe the estimated present values of future net cash flows from proved oil and gas reserves as the current market value of our estimated proved oil and gas reserves. In accordance with applicable SEC requirements, we have estimated the discounted future net cash flows from proved reserves based on prices and costs generally prevailing at December 31, 2000 and 1999. Actual future prices and costs may be materially higher or lower. Future net cash flows also will be affected by factors such as the actual amount and timing of production, curtailments or increases in consumption by gas purchasers, and changes in governmental regulations or taxation. In addition, we have used a 10 percent discount factor, which the SEC requires all companies to use to calculate discounted future net cash flows for reporting purposes. That is not necessarily the most appropriate discount factor to be used in determining market value, since interest rates vary from time to time, and the risks associated with operating particular oil and gas properties can vary significantly.

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

Because a significant part of our reserves and production is concentrated in a small number of offshore properties, any production problems or significant changes in reserve estimates related to any one of those properties could have a material impact on our business. All of our reserves and production come from our five fields in the shallow waters of the Gulf of Mexico. If mechanical problems, storms or other events curtailed a substantial portion of this production, our cash flow would be adversely affected. If the actual reserves associated with these five fields are less than our estimated reserves, our results of operations and financial condition could be adversely affected.

We are vulnerable to risks associated with the Gulf of Mexico because we currently explore and produce exclusively in that area. We believe that concentrating our activities in the Gulf of Mexico is advantageous because of our extensive experience operating in that area. However, this strategy makes us more vulnerable to the risks associated with operating in that area than those of our competitors with more geographically diverse operations. These risks include (1) adverse weather conditions,
(2) difficulties securing oil field services, and (3) compliance with regulations. In addition, production of reserves from reservoirs in the Gulf of Mexico generally decline more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial years of production, and, as a result, our reserve replacement needs from new prospects are greater.

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

Factors Relating to Our Sulphur Operations

We rely heavily on IMC as a continuing customer under the terms of a long-term sulphur supply agreement, and we are involved in a dispute with them about the pricing terms of that agreement. Approximately 73 percent of sulphur sales for the year ended December 31, 2000 were made to IMC under a long-term sulphur supply agreement, and we expect that sales to IMC under that agreement will continue to represent a substantial percentage of our sulphur sales. The loss of, or a significant decline in, sales of sulphur to IMC could have a material adverse effect on our financial condition and the value of our sulphur services business. In the fourth quarter of 1999, several domestic phosphate fertilizer producers announced production curtailments, including a 20 percent reduction by IMC. As a result, IMC has curtailed its sulphur purchases from us to some degree since that time. We expect that our future sulphur sales to IMC will also be curtailed, at least in the near term. See "Sulphur Sales - Relationship with IMC." In addition, we are currently involved in a dispute with IMC about the pricing terms of our sulphur supply agreement with them. See "Legal Proceedings."

Three of the major consumers of sulphur in Florida announced plans to build a solid sulphur handling and melting facility in Tampa, Florida with a design capacity to deliver up to 2.2 million long tons of sulphur annually. We cannot predict what effect, if any, the facility would have on our sulphur sales, if and when it becomes operational. If constructed, the facility would provide these consumers and potentially others an opportunity to import solid sulphur. Solid sulphur handling is widely recognized as inferior from an environmental standpoint to molten sulphur handling, which is currently used throughout Florida. The facility will need to obtain the appropriate permits, which are currently being challenged and to meet stringent state and federal environmental law requirements. We cannot predict when or if the facility will be operational or what impact it will have, if any, on our sulphur sales, although it is possible that our sulphur sales could be adversely affected. We currently have solid sulphur melting facilities in Galveston, Texas, which have all the permits required under current environmental laws. All of our sulphur is currently handled in molten form; however, we intend to remain competitive in sourcing and handling sulphur in whatever form is commercially preferable.

Factors Relating to Our Operations Generally

Offshore operations are hazardous, and the hazards are not fully insurable. Our operations are subject to the hazards and risks inherent in drilling for, producing and transporting oil and natural gas and transporting sulphur. These hazards and risks include fires, natural disasters, abnormal pressures in formations, blowouts, cratering, pipeline ruptures and spills.
If any of these or similar events occur, we could incur substantial losses as a result of death, personal injury, property damage, pollution and lost production. Moreover, our drilling, production and transportation operations in the Gulf of Mexico are subject to operating risks peculiar to the marine environment. These risks include hurricanes and other adverse weather conditions, more extensive governmental regulation (including regulations that may, in certain circumstances, impose strict liability for pollution damage) and interruption or termination of operations by governmental authorities based on environmental, safety or other considerations.

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

Our operations are subject to extensive governmental regulation, compliance with which is very expensive; changes in the regulatory environment can occur at any time and generally increase our costs. Our operations are subject to extensive regulation under federal and state law, and can be affected materially by political developments and resulting changes in laws. The operations and economics of oil and natural gas exploration, production and development are, or historically have been, affected by price controls, tax policy and environmental regulation. We cannot predict how existing laws may be interpreted by enforcement agencies or the courts, whether additional laws will be adopted, or the effect these changes may have on our business or financial condition, but changes that have occurred in the past generally have been more restrictive and have increased our cost of operation. See "Regulation."

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

     Our operations are subject to numerous laws relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general and the offshore drilling industry in particular, our business and prospects could be adversely affected. For example, legislation has been proposed in Congress from time to time that would reclassify some crude oil and natural gas exploration and production wastes as "hazardous wastes," which would make the wastes subject to significantly more stringent and costly handling, disposal and clean-up requirements. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in some states. We have incurred, and may in the future incur, capital expenditures and operating expenses to comply with environmental laws, some of which may be significant.

     In addition to compliance costs, government entities and other third parties may assert claims for substantial liabilities against owners and operators of oil and gas properties for oil spills, discharges of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. Liability under these laws can be significant and unpredictable. We may in the future receive notices from governmental agencies that we are a potentially responsible party under relevant federal and state environmental laws, although we are not aware of any pending notices. Some of these sites may involve significant clean-up costs. The ultimate settlement of liability for the clean-up of these sites usually occurs many years after the receipt of notices identifying potentially responsible parties because of the many complex technical, legal and financial issues associated with the site clean-up. We cannot predict our potential liability for clean-up costs that we may incur in the future.
See "Regulation - Environmental Matters."

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

Hedging our production may result in losses. Our hedging is currently limited to our forward oil sales contracts related to our Main Pass oil operations. We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. Hedging exposes us to risk of financial loss in some circumstances, including if (1) production is less than expected,
(2) the other party to the contract defaults on its obligations, or (3) there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. In addition, hedging may limit the benefit we would have otherwise received on a consolidated basis from increases in the prices for natural gas and oil. Furthermore, if we do not engage in hedging, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging.

Our holding company structure may limit our financial flexibility. We conduct our business through wholly owned subsidiaries. As a result, we depend on the cash flow of our subsidiaries and distributions from them to meet our financial obligations. Under terms of the Freeport Sulphur credit facility, all borrowings under the facility are restricted for use in Freeport Sulphur's business. Future agreements with lenders to our subsidiaries may contain other restrictions or prohibitions on the payment of dividends by the subsidiaries to us.

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

     MMcfe/d.  One million cubic feet equivalent per day.

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

     SEC.  Securities and Exchange Commission.

     Sour.  High sulphur content.

     Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether the acreage contains proved reserves.

     Working interest. The lessee's interest created by the execution of an oil and gas lease that gives the lessee the right to exploit the minerals on the property.

GLOSSARY OF SULPHUR TERMS

     Following are definitions of some of the sulphur industry terms we use.

     Long ton.  Equals 2,240 pounds.

     Recovered sulphur. Sulphur produced as a by-product of the processing of natural gas that contains hydrogen sulfide and the refining of sour crude oil.

     Terminaling.  Storage.

Item 3.  Legal Proceedings

Freeport-McMoRan Sulphur LLC v. IMC-Agrico Company, Civ. Act. No. 462,776 (19th Jud. Dist. Ct. for Parish of East Baton Rouge, La.; filed July 22, 1999). The sulphur supply agreement between our subsidiary, Freeport-McMoRan Sulphur LLC (FSC) and IMC-Agrico, now known as IMC Phosphate Company (IMC), requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable." In the fourth quarter of 1998, IMC attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC's operations and the referenced markets, we determined that there is no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, FSC filed suit against IMC seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms.

  On July 25, 2000, IMC filed a supplemental demand alleging that FSC's suspension of sulphur production at Main Pass and the proposed sale of FSC's sulphur transportation assets constitute a statement of intent to breach the sulphur supply agreement. IMC further alleges that FSC cannot assign the sulphur supply agreement without IMC's consent. On December 22, 2000, IMC filed a motion for partial summary judgment with respect to its claim that FSC cannot assign the sulphur supply agreement without IMC's consent. The sulphur supply agreement permits assignments under many circumstances without IMC's consent, including the sale of all or substantially all of FSC's assets; the agreement also permits any assignment with IMC's consent. IMC contends that the sale of FSC's sulphur transportation, logistics and marketing assets without Main Pass will not be substantially all of FSC's assets; thus, IMC's consent would be needed to assign the sulphur supply agreement. In February 2001, FSC filed a motion for partial summary judgment on these issues. These motions are currently scheduled to be heard by the court in March 2001. We and our legal advisors believe all of IMC's claims are without merit.

Daniel W. Krasner v. James R. Moffett; Rene L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. filed Oct. 22, 1998). Gregory J. Sheffield and Moise Katz v. Richard
C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., Rene L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.) These two lawsuits were consolidated on January 13, 1999. The complaint alleges that Freeport-McMoRan Sulphur Inc.'s directors breached their fiduciary duty to Freeport-McMoRan Sulphur Inc.'s stockholders in connection with the combination of Freeport Sulphur and McMoRan Oil & Gas. The plaintiffs contend that the transaction was structured to give preference to McMoRan Oil & Gas stockholders and failed to recognize the true value of Freeport Sulphur. The plaintiffs claim that the directors failed to take actions that were necessary to obtain the true value of Freeport Sulphur such as auctioning the company to the highest bidder or evaluating Freeport Sulphur's worth as an acquisition candidate. The plaintiffs also claim that McMoRan Oil & Gas Co. knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. In January 2001, the court granted the motions to dismiss for the defendants with 30 days leave for the plaintiffs to amend. In February 2001, the plaintiffs filed an amended complaint. We will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Executive Officers of the Registrant
    Listed below are the names and ages, as of February 28, 2001, of the present executive officers of McMoRan together with the principal positions and offices with McMoRan held by each.

     Name                 Age      Position or Office
     -----                ---      ------------------
     James R. Moffett      62      Co-Chairman of the Board

     Richard C. Adkerson   54      Co-Chairman of the Board, President
                                   and Chief Executive Officer

     C. Howard Murrish     60      Executive Vice President

     Nancy D. Parmelee     49      Senior Vice President,Chief Financial
                                   Officer and Secretary

     Theodore P. Fowler    49      Senior Vice President

     W. Russell King       51      Senior Vice President

     John G. Amato         56      General Counsel

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

     Richard C. Adkerson has served as our Co-Chairman of the Board, President and Chief Executive Officer since November 1998. From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas. From November 1997 to November 1998 he was Vice Chairman of the Board of Freeport

Sulphur. Mr. Adkerson has also served as President of FCX since April 1997. Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, and as Senior Vice President of FCX from February 1994 to July 1995. Mr. Adkerson served as Vice Chairman of Freeport-McMoRan Inc. until December 1997 and as Senior Vice President and Chief Financial Officer of Freeport-McMoRan Inc. from 1992 to 1995. He also served as Chairman of the Board of Stratus Properties Inc., a real estate development company, from March 1992 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from August 1995 to May 1998. Prior to 1989, Mr. Adkerson was a partner and managing director in Arthur Andersen and served as the head of that firm's worldwide oil and gas practice.

     C. Howard Murrish has served as Executive Vice President of
McMoRan since November 1998. He has served as President and Chief Operating Officer of McMoRan Oil & Gas since September
1994.

     Nancy D. Parmelee has served as Senior Vice President and Chief Financial Officer of McMoRan since August 1999 and Vice President and Controller -- Accounting Operations from September 1998 through August 1999. She was appointed as Secretary of McMoRan in January 2000. Ms. Parmelee has served as Assistant Controller of FCX since July 1994. She also served as Vice President and Controller - Operations Accounting of Freeport-McMoRan Inc. from November 1996 to December 1997 and as Assistant Controller from August 1993 to November 1996.

     Theodore P. Fowler has served as a Senior Vice President of McMoRan since November 1999. Mr. Fowler has been a consultant to a number of fertilizer industry clients and was Senior Vice President and Operations Manager of IMC-Agrico Company, now known as IMC Phosphate Company, a unit of IMC Global Inc., from February 1996 to November 1998. Mr. Fowler served as Vice President of Freeport-McMoRan Inc. from August 1995 to January 1996.

     W. Russell King was appointed as Senior Vice President of McMoRan in January 2000. Mr. King has served as Senior Vice President of FCX since July 1994. He has also served as Senior Vice President of Freeport-McMoRan Inc. from November 1993 to December 1997.

     John G. Amato has served as our General Counsel since November 1998. Mr. Amato served as General Counsel to McMoRan Oil & Gas from April 1994 to November 1998, to Freeport Sulphur from November 1997 to November 1998, and to Stratus Properties Inc. from August 1995 to August 1998. Prior to August 1995, Mr. Amato served as General Counsel of FCX and to Freeport-McMoRan Inc. Mr. Amato currently provides legal and business advisory services to FCX under a consulting arrangement.

                            PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters
     Our common stock is listed on the New York Stock Exchange
(NYSE) under the symbol "MMR." Our common shares have been trading since November 18, 1998. The following table sets forth, for the period indicated, the range of high and low sales prices, as reported by the NYSE.

                          2000            1999
                      --------------  --------------
                       High    Low     High    Low
                      ------  ------  ------  ------
      First Quarter   $21.00  $17.25  $17.00  $12.00
      Second Quarter   19.50   11.63   22.63   14.63
      Third Quarter    16.63    9.81   21.75   19.50
      Fourth Quarter   13.25    9.50   25.00   18.88


      As of February 28, 2001 there were approximately 12,000 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely at the discretion of our Board of Directors. McMoRan Oil & Gas' credit facility contains certain restrictions on its ability to make distributions to McMoRan. Freeport Sulphur's credit facility prohibits any distributions from Freeport Sulphur to McMoRan or any of its other subsidiaries.

Item 6.  Selected Financial Data
The following table sets forth our selected audited historical financial and unaudited operating data for each of the five years in the period ended December 31, 2000. We became a publicly traded entity on November 17, 1998, when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. (Freeport Sulphur) (see Note 1 of Notes to Financial Statements) combined their operations. This transaction was accounted for as a purchase, with McMoRan Oil & Gas as the acquiring entity. Accordingly, the information presented below for periods prior to November 17, 1998 reflects only the historical financial and operating data attributable to McMoRan Oil & Gas. Financial and operating data relating to the assets acquired from Freeport Sulphur are included on and after November 17, 1998. We currently intend to cease active participation in the sulphur business as more fully discussed in "Decision to Exit Sulphur Operations" below and Note 3. The information shown in the table below may not be indicative of our future results. You should read the information below together with Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and Item 8. "Financial Statements and Supplementary Data."

                            2000       1999         1998         1997       1996
                        ----------  -----------  ----------   ----------  --------
                          (Financial Data in thousands,except per share amounts)
Financial Data
Years Ended December 31:
Revenues                $  201,777  $   244,031  $   45,902   $   13,552  $  4,070
Exploration expenses        53,975        6,411      14,533       11,966     9,818
Operating income (loss)   (104,805)         111     (19,324)      (9,904)   (9,883)
Net income (loss)         (131,508)         109     (18,116)     (10,538)   (9,862)

Net income (loss) per share
  of common stock a
  Basic                 $    (8.88) $      0.01  $   (1.96)   $    (2.80) $  (3.55)
  Diluted                    (8.88)        0.01      (1.96)        (2.80)    (3.55)
Average common shares
 outstanding a
  Basic                     14,806       13,385       9,230        3,769b    2,779
  Diluted                   14,806       13,651       9,230        3,769b    2,779

At December 31:
Working capital(deficit)$  (50,024) $    (3,108)  $  20,980   $   33,749b $  2,972
Property, plant and
 equipment, net            116,231       97,359      82,804       57,705b   18,231
Sulphur business assets     72,977      114,254     122,391          -         -
Total assets               299,324      301,281     320,388      101,088b   30,980
Debt, including current
 portion                    46,000       14,000         -            -      12,757
Stockholders' equity        59,177      155,071     178,800       90,698b    8,246

Operating Data
Sales Volumes:
     Gas (thousand cubic
     feet, or Mcf)       8,291,000   14,026,000   8,634,100c   4,061,000   631,000
     Oil (barrels)       1,151,600d   1,353,600d    304,100c,d    34,000    29,000
     Sulphur (long tons) 2,643,800    2,973,100     386,600          -         -
Average realization:
     Gas (per Mcf)      $     3.52  $      2.30   $    2.14   $     2.62   $  2.72
     Oil (per barrel)        24.98d       15.92d      10.33d       19.19     22.22
     Sulphur (per long ton)  53.78        63.16       62.40          -         -


a. McMoRan Oil & Gas' historical loss per share and average shares outstanding have been restated to reflect the effective reverse stock split of McMoRan Oil & Gas' shares as a result of the acquisition of Freeport Sulphur in November 1998.
b. Includes issuance of McMoRan Oil & Gas' shares in a rights offering, the proceeds of which were used to purchase producing property interests and repay borrowings, with the remainder held to fund exploration program commitments.
c. Excludes the prior period effects of the redetermination of ownership interest in the Vermilion Block 160 field unit, which reduced volumes of gas and oil by approximately 150,400 Mcf and 6,200 barrels, respectively, and combined revenues by approximately $486,000.
d. Includes Main Pass oil sales totaling 961,500 barrels at an average realization of $23.85 per barrel in 2000 and 1,102,600 barrels at an average realization of $15.50 per barrel during 1999. Main Pass 1998 oil sales from November 17 to December 31, 1998 totaled 202,700 barrels, at an average realization of $8.60 per barrel.

Items 7. And 7A.  Management's Discussion and Analysis of
Financial Condition and Results of Operations and Disclosures
About Market Risks

OVERVIEW
     We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area and in the purchasing, transporting, terminaling, processing and marketing of sulphur. We became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC and Freeport-McMoRan Sulphur LLC became our wholly owned subsidiaries. We recorded the transaction as a purchase with McMoRan Oil & Gas as the acquiring entity (see
Note 1 of Notes to Financial Statements). Accordingly, our financial information and results of operations for any period prior to the transaction reflect only the operations of McMoRan Oil & Gas. The operations of Freeport Sulphur, including its Main Pass oil operations, are included on and after November 17, 1998. In July 2000, we announced our intention to exit the sulphur business. As a result of our intention to pursue a proposed joint venture transaction, our sulphur operations previously reported as "discontinued operations" during the second and third quarters of 2000 have been restated to reflect the sulphur business as a consolidated component of our operations for all periods presented. See "Decision to Exit Sulphur Operations" below for discussion regarding the proposed sulphur joint venture transaction.

EXPLORATION ACTIVITIES
     In January 2000, we acquired significant exploration rights from both Texaco Exploration and Production Inc. and Shell Offshore Inc., representing a substantial acreage position in the Gulf of Mexico shelf area. The Texaco agreement, in substance, represents a large farm-in transaction and requires cash expenditures only as prospects are identified and drilled. In the Shell transaction, we purchased 55 leases for approximately $37.8 million (Note 4). As a result of these transactions and including our existing offshore lease inventory, we currently have exploration rights in 158 leases covering approximately 670,000 gross acres, which we believe is among the largest offshore exploration acreage portfolios held by an independent oil and gas company operating in the shelf area of the Gulf of Mexico.

     The leases involved in both transactions expire over the next three years and are located in federal and state waters offshore Louisiana and Texas in water depths of 10 to 2,600 feet, with the majority of the leases in water depths of less than 400 feet. Our ownership interests in the leases obtained from Shell range from 25 percent to 100 percent, while the ownership interests we can earn on the Texaco leases range from 17 percent to 100 percent. The majority of these leases have ownership interests that exceed 50 percent. We will earn varying interests in the Texaco leases when we drill exploratory wells to specified depths that are capable of producing and commit to install facilities to develop the oil and gas we discover. Texaco can either elect to retain an approximate 25 percent to 50 percent working interest, or it can elect to retain an overriding royalty interest of approximately 10 percent convertible at Texaco's election after payout to a proportionally reduced 25 percent working interest. Shell has retained an 8.3 percent overriding royalty (proportionately reduced to its interest) in the properties it sold to us. Under our agreement with Texaco we agreed to commit a total of $110 million for exploration of these leases by June 30, 2003. We fulfilled the requirement to spend a minimum of $10 million for exploration of the Texaco leases during 2000 (Note 10). For additional information regarding our lease and exploration rights, see Note 4.

    In June 2000, we executed a definitive agreement with Halliburton Company forming a strategic alliance that combines the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team that assists us in managing our oil and gas activities. Halliburton, through its business units, provides integrated products and services to us at market rates and we use Halliburton's products and services on an exclusive basis to the extent practicable. Under terms of the alliance, Halliburton has provided a guarantee that provides us up to $50 million of borrowing availability under terms of an amended revolving facility. The continued full availability of this revolving facility is subject to our obtaining additional capital by December 31, 2001 (see Note 9). Halliburton also has the right to elect to participate in our future development opportunities by providing a portion of the exploration and development costs of each prospect in which it elects to participate. Amounts paid by Halliburton representing the reimbursement of exploration costs will be used to reduce outstanding borrowings and the commitment under the Halliburton guaranteed portion of the facility. There were no borrowings outstanding under the revolving facility and Halliburton had elected not to participate in the two development opportunities presented through December 31, 2000.

    In September 2000, we entered into an alliance with Samedan Oil Corporation, a wholly owned subsidiary of Noble Affiliates, Inc., to conduct exploration on our oil and gas acreage. Samedan committed to participate, with a 25 percent working interest, in seven specified prospects. In addition, Samedan will work with us in identifying additional prospects in our large acreage position and has the right to participate in these future prospects.

    Our exploration activities included drilling 14 wells during 2000. These 14 exploratory wells resulted in six discoveries, with three wells still in progress at December 31, 2000. Subsequently, these three wells were determined to be unsuccessful either because the well could not be completed or because the well did not encounter commercial quantities of hydrocarbons. Accordingly, we will charge an approximate $29 million to exploration expense during the first quarter of 2001 for the drilling and other related costs associated with these wells. For a summary of our drilling activities during 2000 and early 2001 see Items 1 and 2. "Business and Properties" included elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all operations of McMoRan Oil & Gas, as well as Freeport Sulphur's oil operations at Main Pass
299. Our sulphur segment includes all of the sulphur operations of Freeport Sulphur. The results of operations reflected below include all of Freeport Sulphur's operations on and after November 17, 1998, as well as the historical results of McMoRan Oil & Gas. See "Decision to Exit Sulphur Operations" for a discussion of our planned exit from active participation in the sulphur business. For additional information on both segments, see Note 12.

Oil and Gas Operations
     We use the successful efforts accounting method for our oil and gas operations. As a result of our anticipated exploration expenditures and the requirements of the successful efforts accounting method, we are likely to continue to report operating losses in future periods.

     A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):


                                             2000         1999
                                           --------     --------
     Oil and gas revenues - prior year     $ 54,344     $ 21,626
     Increase (decrease)
       Price realizations:
         Oil                                 10,433        7,567
         Gas                                 10,114        2,244
       Sales volumes:
         Oil                                 (3,216)      10,905
         Gas                                (13,191)      11,861
     Other                                      (16)         141
                                           --------     --------
     Oil and gas revenues - current year   $ 58,468     $ 54,344
                                           ========     ========

2000 Compared with 1999
     Our 2000 revenues increased by 8 percent over 1999 revenues because of substantially higher average realizations for both oil and natural gas than levels realized during 1999. In 2000, our average realizations for gas totaled $3.52 per thousand cubic feet (Mcf) and our realizations for oil averaged $24.98 per barrel compared to average realizations of $2.30 per Mcf of gas and $15.92 per barrel of oil during 1999. These increases were largely offset by a reduction in sales volumes during 2000 when compared to 1999. The decreases in sales volumes resulted from production declines at several fields, including a significant decrease in gas production from West Cameron Block 616. Our production from the Vermilion Block 159 #1 (CJ-1) well ceased during the second quarter of 2000 and the Vermilion Block 160 #4 (BJ-1) sidetrack well's production was steadily decreasing until it ceased in early October 2000. The production decreases were partially offset through successfully re-establishing production
at Eugene Island Blocks 193/208/215.   Remedial work has been
completed at both the West Cameron Block 616 field and the Vermilion Block 160 BJ-1 well and the gross daily production from these facilities averaged approximately 17 million cubic feet
(MMcf) of gas and 200 barrels of condensate for the month ending February 28, 2001. Alternatives for restoration of production from the Vermilion Block 159 CJ-1 well are currently being evaluated. We anticipate higher production levels in 2001 reflecting the successful remedial work and the development of the six discoveries identified with our 2000 discoveries by mid-2001, which ultimately may result in our initial net daily production reaching approximately 100 MMcfe.

     Production and delivery costs totaled $24.6 million during 2000 compared with $16.5 million in 1999. The increase reflects the following:

  1) During 2000, a third party earned a net profits interest in the Vermilion Block 160 field unit and the Vermilion 160 BJ-1 well. Our payments under this arrangement, which are charged to production costs, totaled $3.2 million.
  2) Workover costs totaling $2.7 million were incurred during 2000. These workover costs primarily reflect our activities on Eugene Island Blocks 193/208/215 during the second quarter of 2000 and the unsuccessful efforts to re-establish production from the Brazos Block A-19 JC-1 well in the first quarter of 2000.
  3) Fields that commenced production during the first quarter of 1999 had an entire year of transportation and other lease operating costs during 2000 compared to a partial year in 1999.

     Depreciation and amortization expense totaled $32.4 million in 2000 compared with $30.6 million during 1999. The increase reflects a $14.0 million charge to reduce the asset carrying value of the West Cameron Block 616 field to its estimated fair value (see below), partially offset by the decreases in our production volumes as discussed above. We follow the unit-of-production method for calculating depreciation and amortization expense on our oil and gas properties.

     As further explained in Note 2, accounting rules require that the asset carrying value of proved oil and gas property costs be assessed for possible impairment under certain circumstances, and reduced to fair value by a charge to earnings if an impairment is deemed to have occurred. Conditions affecting current and estimated future cash flows which could cause such impairment charges to be recorded include, but are not limited to, anticipation of lower oil and gas prices in the future, increased operating, development and reclamation costs and downward revisions to previous reserve estimates. As more fully explained under "Cautionary Statements" elsewhere in this Annual Report on Form 10-K, a combination of any or all of these conditions could require impairment charges to be included in future periods' results of operations.

     Our exploration expenses have increased substantially because of our expanded exploration program (see Note 4). Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):


                                     Years Ended December 31,
                                     -----------------------
                                       2000           1999
                                     --------       --------
   Geological and geophysical,
     including 3-D seismic purchases $   22.0       $    4.2
   Dry hole costs                        29.2a           1.6b
   Other                                  2.8            0.6
                                     --------       --------
                                     $   54.0       $    6.4
                                     ========       ========

a. Includes the expensed exploratory well costs associated with the State Lease 210 #6 (Grass Island Prospect), Green Canyon Block 90 #1, Garden Banks Block 580 # 1 and Vermilion Block 144/145 #3 wells. Also includes the incremental exploratory costs associated with drilling the Eugene Island Block 97 #1 well to depths greater than its original successful shallower objective. The deeper objectives sought by this well were unsuccessful.
b. Represents expensed exploratory well costs associated with the unsuccessful #5 exploratory well at Vermilion Block 162.

     In July 2000, we sold Brazos Blocks A-19 and A-26 for $70 million, $66.5 million net to our interest, resulting in a gain of $40.1 million. In September 2000, we sold Vermilion Block 408 for $6.5 million, $6.2 million net to our interest, resulting in a gain of $3.1 million.

     Our 2000 operating results also include a $23.3 million gain associated with the settlement of our business interruption insurance claim for Brazos Block A-19. We settled this claim with our insurers in December 2000 and had collected approximately $21.0 million of the settlement proceeds as of December 31, 2000. The remainder of the proceeds were collected in the first quarter of 2001.

1999 Compared with 1998
     Our oil and gas revenues increased 151 percent to $54.3 million during 1999 from $21.6 million during 1998.

The increase primarily reflects:
      . A full year of Main Pass oil operation revenues
        .    Main Pass oil revenues totaled $17.2 million in 1999
        .    Main Pass oil revenues totaled $1.8 million in 1998, which included only the period from November 17, 1998 through year-end
             1998
      . Operations commenced at three locations during 1999
        .    The Vermilion Block 160 BJ-1 sidetrack well in January 1999
        .    The Vermilion Block 159 CJ-1 well in January 1999
        .    West Cameron Block 616 in March 1999
      . The purchase of an additional 10.3 percent net revenue interest in the Vermilion Block 160 field unit during the first quarter of 1999
      . The purchase of Phosphate Resource Partners' interest in three producing properties in the fourth quarter of 1999, most significantly West Cameron Block 616
      . An increase in the average realizations for both oil and natural gas during 1999

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

     Exploration expenses during 1999 included approximately $1.6 million of exploratory drilling costs primarily associated with the farm-in and subsequent drilling of the #5 exploratory well on Vermilion Block 162 in January 1999. Our other exploration expenses totaled approximately $4.8 million during 1999 and were primarily for geological and geophysical costs, including the purchase of seismic data. Exploration expenses in 1999 were less than the prior year as we focused our efforts on assessing selective growth opportunities, including our acquisitions (see "Exploration Activities" above), and did no exploratory drilling during the second and third quarters of 1999.

Sulphur Operations
    We conduct all of our sulphur operations through Freeport
Sulphur. We acquired our sulphur operations on November 17, 1998. For information on our planned exit from active participation in the sulphur business see "Decision to Exit
Sulphur Operations" below.

    A summary of increases (decreases) in our sulphur revenues between the periods follow (in thousands):

<CAPTION
                                        2000        1999
                                     ----------   ---------
    Sulphur revenues - prior year    $  189,687   $  24,276
    Increase (decrease)
     Price realizations                 (24,799)      2,259
     Sales volumes                      (20,799)    161,366
     Other                                 (780)      1,786
                                     ----------   ---------
    Sulphur revenues - current year  $  143,309   $ 189,687
                                     ==========   =========

2000 Compared with 1999
    Our 2000 sulphur revenues decreased approximately 25 percent from 1999 revenues reflecting decreases in both price realizations and tons sold during 2000. In 2000, our average realization for sulphur sold totaled $53.78 per long ton compared to $63.16 per long ton in 1999. We sold a total of 2.6 million long tons during 2000 compared with 3.0 million long tons sold during 1999, reflecting major phosphate fertilizer companies' production curtailments commencing during the fourth quarter of 1999, and continuing to a varying extent throughout 2000.

    Production and delivery expenses totaled $155.2 million during 2000 and $172.1 million during 1999. The decrease primarily reflects the decreased volumes sold during 2000 substantially offset by the higher production costs at the Main Pass mine through August 2000, which reflect a significant increase in natural gas costs. As a result of our decision to cease production from the Main Pass mine, we recorded a $6.1 million noncash charge during 2000 to writeoff the remaining material and supplies inventory at the mine. In connection with our decision to exit active participation in the sulphur business we recorded anticipated employee-related separation costs of $7.5 million (Note 3), of which $5.4 million is included in production and delivery costs and the remaining $2.1 million is included in general and administrative expenses (see "Other Financial Results" below).

    Depreciation expense totaled $84.3 million during 2000 compared with $6.4 million during 1999. The increase reflects our decision to cease sulphur mining operations at Main Pass. We charged $79.9 million to depreciation expense to (1) fully accrue for the Main Pass reclamation costs ($40.7 million); (2) write off the remaining net book value of the Main Pass sulphur mine ($20.1 million); and (3) write down certain assets used in the handling of mined sulphur ($19.1 million) to their estimated fair value in anticipation of their being marketed for sale.

1999 Compared with 1998
    Our sulphur revenues totaled $189.7 million during 1999 compared with $24.3 during 1998. The increase reflects a whole year of sulphur operations during 1999 compared to operations of 45 days during 1998, which represents the period on and after November 17, 1998. The average realization for sulphur increased slightly during 1999 to $63.16 per long ton from $62.40 per long ton during 1998. This increased realization was negatively affected by price decreases of $4 per ton in the third quarter of 1999 and $5 per ton in the fourth quarter of 1999, reflecting weak conditions within the phosphate fertilizer market. We sold a total of 2.0 million long tons of mined and recovered sulphur during 1999 compared with 0.4 million long tons subsequent to the acquisition of Freeport Sulphur during November 1998.

    Production and delivery costs totaled $172.1 million during 1999 and $23.1 million in 1998. The increase is attributed to the substantially higher volumes as discussed above. Our 1999 production and delivery costs also include (1) a $2.7 million inventory cost adjustment, resulting from decreasing sulphur prices throughout the second half of 1999 and the first quarter of 2000; and (2) $1.6 million of severance related costs associated with an early retirement program for employees at Main Pass. These additional costs were partially offset by the receipt of $3.9 million on our business interruption claim resulting from the effects that Hurricane Georges had on our Main Pass production see "Capital Resources and Liquidity" below.

     Sulphur depreciation expense totaled $6.4 million in 1999. During the fourth quarter of 1999, as a result of a decrease in the estimated proved reserves at Main Pass mine, we recorded an additional depreciation charge of $1.1 million primarily reflecting an acceleration of our accrual for the abandonment and reclamation costs associated with the mine and its related facilities. Depreciation expense for our sulphur operations totaled $0.6 million for the period November 17, 1998 through December 31, 1998.

Other Financial Results
     Our general and administrative expenses totaled $22.5 million in 2000 and $15.0 million in 1999. The increase in general and administrative expenses during 2000 reflects our overall increased exploration activities and the fact that we are no longer being reimbursed for a portion of the general and administrative expenses of a $210 million exploration program. In the fourth quarter of 1999 we purchased Phosphate Resource Partners Limited Partnership's 47 percent interest in the program. In 1999, we received $2.6 million from Phosphate Resource Partners as reimbursement of general and administrative expense of the exploration program. In addition, general and administrative expenses increased as a result of the employee-related separation costs referred to above and from increased legal fees of $0.5 million during 2000 as compared to 1999, primarily associated with our sulphur operations.

    Our general and administrative expenses totaled $15.0 million in 1999 compared with $5.7 million during 1998. The increase primarily reflects Freeport Sulphur general and administrative expenses, which totaled $8.0 million in 1999 compared with $1.4 million in 1998. General and administrative expense was also affected by severance related costs associated with early retirement programs, which totaled $0.8 million during 1999.

     Interest expense totaled $5.8 million for 2000, $0.7 million for 1999 and $0.2 million for 1998. The increase in interest expense reflects our borrowings on our bank credit facilities beginning in the fourth quarter of 1999. We incurred these borrowings to fund our lease acquisition from Shell, exploration expenditures, a portion of our purchase of Phosphate Resource Partners' 47 percent interest in our $210 million exploration program (Note 4), purchases of our common stock, sulphur reclamation costs, the settlement of a sulphur-related obligation
and working capital.   We repaid all borrowings outstanding on
our oil and gas credit facility upon receipt of the proceeds from the sale of Brazos Blocks A-19 and A-26 in July 2000. The sulphur facility had $46.0 million of borrowings outstanding at December 31, 2000. The substantially lower interest expense for 1999 reflects the absence of borrowings on our credit facilities until the fourth quarter of 1999, with the primary components of interest expense in each of 1999 and 1998 represent only the commitment fees paid on these facilities.

     Other income totaled $14.1 million in 2000. This nonrecurring income was generated primarily by our sulphur operations ($11.8 million) from the sale of nonoperating assets (see "Decision to Exit Sulphur Operations"). Our oil and gas nonoperating income of $2.3 million consisted of gains of $1.4 million on miscellaneous asset sales, with the remainder representing interest income.

     In connection with the decision to exit active participation in our sulphur operations, we recorded a $34.9 million noncash charge to our deferred tax valuation allowance, which eliminated our net deferred tax asset that related primarily to our sulphur transportation, logistics and marketing business. This determination was based upon updated estimates of projected operating results from operations.

CAPITAL RESOURCES AND LIQUIDITY
Operating
    Net cash (used in) provided by operating activities totaled $(9.8) million in 2000, $30.8 million in 1999 and $20.8 million in 1998. The decrease in operating cash flow during 2000 as compared to 1999 resulted from a use of $37.1 million by our sulphur operations. Our sulphur operations during 2000 were affected by weak sulphur market fundamentals, higher production costs at the Main Pass mine, reclamation expenditures incurred at our sulphur facilities primarily as a result of our decision to cease our sulphur mining operations (Note 3) and the cash settlement of a sulphur-related obligation (Note 10). The use of cash by the sulphur segment was partially offset by cash flow of $27.3 million from our remaining oil and gas operations. This positive cash flow reflects our working capital changes resulting from our substantial exploration drilling and development activities in progress at year-end 2000 and our receipt of approximately $21.0 million through December 31, 2000 from our Brazos Block A-19 insurance settlement. Operating cash flow for 2000 also benefited from our receiving substantially higher average realizations on both oil and natural gas sales, which were partially offset by decreased sales volumes. Operating cash flows from the oil and gas operations were negatively affected by geological and geophysical and other nondrilling exploration expenditures, which totaled $24.8 million in 2000, $4.8 million in 1999 and $5.4 million in 1998.

    The increase in our operating cash flow during 1999 as compared to 1998 primarily reflects increased revenues associated with our acquisition of Freeport Sulphur's assets and the initial oil and gas production associated with West Cameron Block #616 and the BJ-1 and CJ-1 wells at Vermilion Blocks 159 and 160. The increase also includes reduced exploration expenditures as discussed above. These increases were offset in part by a $4.2 million increase in inventories and by the payment of $7.4 million for reclamation costs during 1999.

Investing
    Net cash used in investing activities totaled $6.1 million in 2000, $37.8 million in 1999 and $31.5 million in 1998.
Our exploration and development and other capital expenditures totaled $46.2 million during 2000. This total includes capitalized drilling costs of $17.0 million associated primarily with our six exploratory discoveries during 2000 (see "Exploration Activities" above) and $29.2 million of unsuccessful drilling costs charged to expense. During 2000, we expended a total of $39.8 million to purchase oil and gas properties, including $37.8 million for the Shell lease acquisition (see "Exploration Activities" above). We also sold various operating assets during 2000 for a total of $74.7 million, including our interests in Brazos Blocks A-19 and A-26 for $66.5 million and Vermilion Block 408 for $6.2 million. The $5.2 million provided from the sulphur operations includes the sale of the remaining assets and real estate at the Culberson sulphur mine in West Texas and the sale of the Grand Isle base (see "Decision to Exit Sulphur Operations" below).

    Oil and gas capital expenditures totaled $17.1 million during 1999. This total included $15.5 million of capitalized drilling costs primarily associated with the development of the three properties discussed in "Results of Operations" above and Brazos Block A-19 and $1.6 million of unsuccessful drilling costs charged to expense. Sulphur capital expenditures totaled $7.9 million, which included: (1) $4.6 million of capitalized costs associated with drilling replacement wells for those damaged by Hurricane Georges in September 1998; (2) $1.8 million to purchase previously leased sulphur rail cars; and (3) $1.5 million of other capital improvements, primarily for our Galveston terminal.

    Our 1999 investing activities also include our purchase of oil and gas properties for $25.5 million, net of proceeds from the disposition of other oil and gas properties. The most significant of these purchases was our acquisition of Phosphate Resource Partners' interest in the $210 million exploration program for approximately $31.9 million (Note 4), after closing adjustments. We had net proceeds of $6.4 million from (1) the sale of additional net revenue interests in the

Vermilion Block
160 field unit and the Vermilion Block 159 CJ-1 well; (2) the sale of our approximate 28 percent interest in the Vermilion Block 410 field; and (3) the sale of our interest in West Cameron
Block 492.   During 1999, we also had proceeds from the sale of
sulphur assets, which totaled $11.1 million. We received $10.6 million from the sale and leaseback of our sulphur rail cars and $0.5 million from the sale of a non-essential facility.

    During 1999, our sulphur operations also received a total of $5.7 million in insurance proceeds associated with our claim for damages and lost production at the Main Pass mine resulting from the effects of Hurricane Georges. We recorded approximately $1.8 million of these proceeds as a reduction of the basis of our sulphur business assets, with the remaining $3.9 million being reflected as a reduction of production and delivery costs during 1999 (see "Results of Operations" above).

    We incurred $44.3 million of exploration and development expenditures during 1998. These expenditures consisted of: (1) $32.1 million for capitalized drilling, primarily for development and facilities costs associated with West Cameron Block 616, the Vermilion Block 160 BJ-1 well, and the Vermilion Block 159 CJ-1 well, as well as the successful drilling costs associated with the Brazos Block A-19 and the West Cameron Block 617 #1 exploratory wells; (2) $9.1 million of unsuccessful drilling and leasehold costs charged to expense; and (3) $3.1 million of costs associated with efforts to restore production at Main Pass to levels existing prior to Hurricane Georges in September 1998. We purchased additional interests in the Vermilion Block 160 field unit and Vermilion Block 159 CJ-1 prospect for $5.0 million, net of adjustments, which was partially offset by the proceeds from the sale of our interest in West Cameron Block 519 for $0.5 million. We acquired $17.7 million of cash and cash equivalents, net of related acquisition costs of $3.1 million, when we acquired Freeport Sulphur.

Financing
     Net cash provided by (used in) financing activities totaled $64.9 million in 2000, $(10.7) million in 1999 and $(0.6) million in 1998. The 2000 activity reflects our equity offering proceeds totaling $50.3 million, partially offset by purchases of shares of our common stock (see below) and deferred financing and other costs. Additionally, our 2000 financing activities include net borrowings by the sulphur operations under its credit facility, which were used to fund its operating and continuing reclamation activities and to terminate a sulphur-related obligation (see
Note 10). The 1999 activity primarily reflects our purchase of shares of our common stock on the open market (see below), offset in part by net borrowings on our bank lines of credit and by stock option exercise proceeds. The 1998 activity reflects costs associated with acquiring Freeport Sulphur, partially offset by proceeds from stock options exercised.

    In 1999, our Board of Directors authorized an open market share purchase program for up to two million shares of our common stock. In March 2000, the Board authorized the purchase of up to an additional 500,000 shares of our common stock, increasing the total shares authorized under our share purchase program to 2.5 million. Through December 31, 2000, we had purchased 2,244,635 shares of our common stock for $41.6 million, an average of $18.56 per share. The share purchases during 2000 totaled 799,900 shares for $15.2 million, an average of $19.00 per share. Our share purchases during 1999 totaled 1,444,735 shares for $26.5 million, an average of $18.31 per share. The 1999 purchases include one transaction in which we purchased from Phosphate Resource Partners all 769,535 shares of our common stock they owned for $12.8 million, or $16.64 per share. The timing of our purchases is dependent upon many factors, including the price of our common stock, our operating results, cash flows and financial position, and general economic and market conditions.

     For the year ended December 31, 2001, we have budgeted exploration and development expenditures of approximately $170 million. Development expenditures for 2001 are currently estimated to total approximately $65 million. The remaining budget amount is for exploration activities, primarily the drilling of exploratory wells. These budgeted amounts are subject to change based on drilling results, the availability of supplies, equipment and personnel and the continuing evaluation of properties and prospects, which may influence our current drilling plans.

     We believe our available cash, operating cash flow, the $50 million of credit availability made available through our alliance with Halliburton and the reserves associated with our recent discoveries provide us the capital resources necessary to conduct our currently planned exploration activities. While we have sufficient capital for our currently identified exploration opportunities, we anticipate that we will require additional capital for expected future exploration activities and the development activities associated with success from our exploration program. After raising approximately $50 million from our equity offering in April 2000 and over $25 million through commitments under our farm-in agreement with Samedan (see "Exploration Activities" above), we satisfied the requirements under the Halliburton guarantee to raise $75 million of additional capital by December 31, 2000 (see Note 9). Under the Halliburton guarantee, we are required to raise an additional $50 million to reach a cumulative $125 million of capital by

December 31, 2001. The amount of any shortfall in our supplementary financing efforts would reduce the $50 million commitment from Halliburton.

     We also have a $64.5 million bank credit facility for use in our sulphur operations (see Note 9). Borrowings under this sulphur credit facility totaled $46.0 million at December 31, 2000 and $51.0 million at February 28, 2001. The facility, which is secured by substantially all of the assets of Freeport Sulphur, including its Main Pass oil interests, will mature on the earlier of April 30, 2001 or the receipt of the net proceeds from the sale of the sulphur transportation, logistic and marketing assets. In connection with our intention to form the sulphur joint venture, we have proposed to the banks and are currently engaged in discussions concerning an extension of the term of this facility. While we believe an extension can be successfully negotiated, there can be no assurance that such an extension can or will be finalized. See "Decision to Exit Sulphur Operations" below.

    For a discussion of litigation matters see Item 3, "Legal
Proceedings."

DECISION TO EXIT SULPHUR OPERATIONS
     Until mid-2000, our sulphur segment consisted of two principal operations, sulphur services and sulphur mining.
During 2000, low sulphur prices and high natural gas prices, a significant element of cost in sulphur mining, caused our Main Pass sulphur mining operations to be uneconomical. As a result, in July 2000, we announced our plan to exit our sulphur business, effective June 30, 2000. Our Main Pass mine produced at a rate of greater than 3,300 long tons per day for the period July 1, 2000 through August 31, 2000, at which time we ceased production as a result of: (1) continued low sulphur prices; (2) an expected increase in the price for natural gas in September to an average of greater than $5.00 per thousand cubic feet (Mcf); and (3) the results of a geologic and tectonic study concluding that a subsurface brine cavity created as part of the sulphur mining operations would not be sufficiently stable to continue operations at the sulphur mine without incurring prohibitively expensive costs.

     Our sulphur services consist of two principal components, the purchase and resale of recovered sulphur and our sulphur handling operations. We purchase and resell sulphur recovered as a by-product of processing natural gas that contains hydrogen sulfide and refining sour crude oil. Our sulphur handling system is the largest in the United States, with a capacity to transport and terminal up to six million long tons of molten sulphur annually. We plan to use the proceeds from the sale of this business to repay the balance outstanding under our sulphur credit facility (see "Capital Resources and Liquidity" above), with any remaining proceeds to be used to fund a portion of the reclamation operations at Main Pass. During the third quarter of 2000, we engaged Chase Securities Inc. to assist us in marketing the transportation, logistics and marketing assets.

     On February 26, 2001, we announced that we entered into a letter of intent with Savage Industries Inc. to form a joint venture, which would own and operate our recovered sulphur business. The intended terms are such that each party will own a 50 percent interest in the joint venture. We would contribute the assets currently used in our recovered sulphur transportation, terminaling, logistics and marketing business to the new joint venture. The joint venture would operate these assets and would continue to serve both producers and consumers of sulphur. It is expected that the joint venture would enter into new long-term service agreements with major U.S. oil and gas refiners and processors to provide off-take security and market access for their sulphur by-product.

     The terms of the letter of intent contemplate Savage contributing cash to the joint venture and becoming its operator. The joint venture would use the existing assets and commercial contracts of our transportation and marketing business, as well as new contracts to be completed with sulphur producers, to secure financing. It is expected that the joint venture would distribute at least $55 million in cash to us at closing of the contemplated transactions. We will use the proceeds from the transaction to repay borrowings under our sulphur credit facility, which at February 28, 2001 totaled $51.0 million. Completion of this transaction is subject to securing joint venture financing arrangements, completion of definitive agreements, board approvals and certain other approvals. Upon completion of this joint venture transaction, we expect, at a minimum, to realize our investment in our sulphur transportation, logistic and marketing assets. Our remaining sulphur assets held for sale, having an approximate net book value of $9.0 million, include the port facility in Port Sulphur, Louisiana and two 7,500-ton tank ships and other miscellaneous assets, which may also be included in the proposed joint venture transaction or marketed separately.

       In previously disclosed litigation (see Note 10 and Item
3. "Legal Proceedings") concerning the sulphur supply contract between Freeport Sulphur and IMC-Agrico Company (now known as IMC Phosphate Company (IMC)), IMC asserted that Freeport Sulphur cannot assign the contract without IMC's consent on the basis that a sale of Freeport Sulphur's transportation and marketing assets would not constitute a sale of substantially all of Freeport Sulphur's assets, a condition IMC asserts is necessary for an assignment without its consent, since the Main Pass facilities would not be included in the sale. In December 2000, IMC filed a motion for summary judgment on this issue. We believe that a sale of the transportation and marketing assets would constitute substantially all of Freeport Sulphur's assets because the reclamation obligations associated with Main Pass result in these facilities having a negative value. We and our legal advisors believe IMC's claims are without merit and we are prepared to present our response to the lawsuit at proceedings currently scheduled for late-March 2001.

     Because of significantly negative market and operating conditions, as well as our plan to exit active participation in the sulphur business, our 2000 earnings include noncash charges totaling $86.0 million to adjust our sulphur segment assets and liabilities to their fair values. These noncash charges include $20.1 million to write off the remaining book value of the Main Pass sulphur mine; $25.2 million for the writedown of the book value of other mining-related assets, including specialized marine equipment used in handling mined sulphur ($19.1 million) and material and supplies inventory ($6.1 million), to their estimated recoverable values; and $40.7 million for remaining unaccrued estimated mine reclamation costs resulting from our decision to cease sulphur mining operations. Additional estimated charges of $7.5 million, including employee-related costs, were included as components of our production and delivery costs
($5.4 million) and general and administrative expenses ($2.1 million) in 2000.

     In the third quarter of 2000, we terminated a sulphur-related obligation to Devon Energy Corporation. We assumed this obligation in our 1995 purchase of sulphur assets from Pennzoil Company, a predecessor of Devon Energy (see Note 10). Under terms of this agreement, we paid Devon Energy $6.0 million and placed $3.5 million in an escrow account to fund environmental liabilities associated with Devon's former sulphur operations.
We have assumed these liabilities and believe the escrowed amount is sufficient to fund any future related costs. The restricted escrowed cash is considered a long-term asset and is recorded in "Other assets" on the balance sheet at December 31, 2000.

     During 2000 we completed the reclamation of the Culberson mine, which ceased production on June 30, 1999. During the first half of 2000, we recorded gains of $2.4 million from sale of various assets at the Culberson mine. In the fourth quarter of 2000, we sold all of our remaining interests in the mine and its related assets for approximately $3.5 million, which resulted in a $3.2 million gain. Also during the fourth quarter of 2000, we sold the Grand Isle base, which was previously used for offshore logistics support for our sulphur operations, for $1.2 million, recognizing a gain for the same amount. In November 2000, we were informed by the U.S. State Department of a $5.0 million partial settlement of our $8.9 million claim resulting from the sale of a sulphur distillation plant to Iraq by Freeport Sulphur in 1990. We recorded $4.9 million as a receivable at December 31, 2000, with the entire amount being collected by January 5, 2001. We received the remaining $3.9 million of proceeds associated with this claim in early March 2001.

    During the fourth quarter of 2000, McMoRan signed a letter of intent for an alternative use of the Main Pass sulphur facility that is expected to generate cash flow that would serve to offset and defer a significant portion of the long-term abandonment obligations associated with the facility. This proposed transaction is subject to negotiation of a definitive agreement and obtaining appropriate regulatory approvals.

DISCLOSURES ABOUT MARKET RISKS
    Our revenues are derived from the sale of crude oil, natural gas and sulphur. Our results of operations and cash flow can vary significantly with fluctuations in the market prices of these commodities. Based on projected annual sales volumes from both existing producing properties and those expected to produce later in 2001, a change of $0.10 per mcf in the average prices realized on natural gas sales would have an approximate $2.0 million net impact on both revenues and net income (loss). A $1 per barrel change in the average realization of oil sold would have an approximate $1.4 million net impact on revenues and an approximate $1.0 million impact on net income (loss). As a result of our decision to cease production of sulphur at Main Pass in August 2000, all of our future sulphur sales will be recovered sulphur tons. Generally, the margins realized on recovered sulphur tons do not fluctuate with changes in sulphur market prices. Based on our estimates of expected recovered sulphur tons to be sold through the anticipated completion of the joint venture transaction, a $1 per ton change in the average realized price of sulphur sales would have an approximate $1.0 million net impact on our revenues. As previously discussed, we do not believe that changes in sulphur market prices will have a material impact on our net income (loss).

    In response to market conditions, we have entered into oil price protection contracts for some portion of our expected future production of crude oil at our Main Pass operations. We have no other price protection contracts associated with any of our other properties. At December 31, 2000, Freeport Sulphur had contracts to sell 0.1 million barrels of oil at an average price of $19.00 per barrel through December 31, 2001. These contracts had a fair value of $(0.6) million at December 31, 2000. Because we have entered into these contracts and may enter into future contracts, we are exposed to a risk of financial loss because
production could be less than we expect and there may be a change in the expected differential between the underlying price in the hedging agreement and the actual price received or paid. Additionally, these hedging activities may limit the benefit we would otherwise receive on a consolidated basis from increases in
prices of oil.   For additional disclosures pertaining to our
January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" see Note 2.

    Our revolving lines of credit have variable interest rates, which exposes us to interest rate risk. At the present time we do not hedge our exposure to fluctuations in interest rates. We had no outstanding oil and gas debt at December 31, 2000 and our sulphur-related debt is currently scheduled to mature in April 2001. However, based on our sulphur debt outstanding on December 31, 2000, an interest rate change of 100 basis points would have an approximate $0.5 million impact on our 2001 net income (loss).

    Since we conduct all of our operations within the U.S. in U.S. dollars and have no investments in equity securities, we currently are not subject to foreign currency exchange risk or equity price risk.

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

    Federal legislation (sometimes referred to as "Superfund" legislation) imposes liability for cleanup of certain waste sites, even though waste management activities were performed in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one responsible party may be required to bear more than its proportional share of cleanup costs if adequate payments cannot be obtained from other responsible parties. In addition, federal and state regulatory programs and legislation mandate clean up of specific wastes at operating sites. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Third parties also have the right to pursue legal actions to enforce compliance. Liability under these laws can be significant and unpredictable. We have, at this time, no known significant liability under these laws.

    We estimate the costs of future expenditures to restore our oil and gas and sulphur properties to a condition that we believe complies with environmental and other regulations. These estimates are based on current costs, laws and regulations.
These estimates are by their nature imprecise and are subject to revision in the future because of changes in governmental regulation, operation, technology and inflation.

    As discussed in "Decision to Exit Sulphur Operations" above, we have accrued the remaining estimated costs to restore our sulphur mines and related facilities. As of December 31, 2000, our accrual for these costs totaled $69.2 million ($7.3 million of which will be reimbursed by a third party). The current portion of our sulphur reclamation costs totals $15.5 million, which is primarily composed of the estimated costs to remove the superstructures, the power plant and living quarters at the Main Pass mine.

    Estimated future expenditures to restore our oil and gas properties and related facilities to a condition that we believe would comply with environmental and other regulations are accrued over the life of the properties. The total estimated abandonment cost for the Main Pass oil operations is $8.7 million, of which $7.0 million was accrued at December 31, 2000. The estimated total abandonment costs associated with our other oil and gas properties totaled $13.4 million, of which $9.0 million was accrued through December 31, 2000.

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

CAUTIONARY STATEMENT
    Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contain forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding anticipated production rates in 2001, plans and objectives of our management for future operations and our exploration and development activities are forward-looking statements. Factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in Items 1. and 2. "Business and Properties" located elsewhere in this Annual Report on Form 10-K.
                   ______________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

Item 8.  Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

     McMoRan Exploration Co. (McMoRan) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management's informed judgments and estimates.

     McMoRan maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by McMoRan's internal auditors, PricewaterhouseCoopers LLP. In accordance with auditing standards generally accepted in the United States, McMoRan's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

     The Board of Directors, through its Audit Committee composed solely of independent, non-employee directors, is responsible for overseeing the integrity and reliability of McMoRan's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.


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


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan EXPLORATION
CO.:

     We have audited the accompanying balance sheets of McMoRan Exploration Co. (a Delaware Corporation) as of December 31, 2000 and 1999 and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McMoRan Exploration Co. as of December 31, 2000 and 1999 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                       /s/ Arthur Andersen LLP
New Orleans, Louisiana
  March 16, 2001


                     McMoRan EXPLORATION CO.
                         BALANCE SHEETS

                                                   December 31,
                                              ---------------------
                                                2000        1999
                                              ---------   ---------
                                                  (In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents                     $  48,906   $     -
Accounts receivable:
  Customers                                      21,300      21,470
  Joint interest partners                         8,215         913
  Other                                           8,022       3,269
Inventories:
  Product                                        10,871      10,441
  Material and supplies                             312       6,178
Deferred tax asset                                  -         2,571
Prepaid expenses                                    354       1,665
                                              ---------   ---------
Total current assets                             97,980      46,507
Property, plant and equipment, net (Note 6)     116,231      97,359
Sulphur business assets (Note 3)                 72,977     114,254
Deferred tax asset                                  -        32,370
Other assets, including restricted cash of
 $3.5 million at December 31, 2000 (Note 6)      12,136      10,791
                                              ---------   ---------
Total assets                                  $ 299,324   $ 301,281
                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                              $  39,249   $  32,070
Accrued liabilities                              45,933      12,727
Current portion of accrued sulphur
  reclamation costs                              15,548       3,838
Sulphur debt                                     46,000         -
Other                                             1,274         980
                                              ---------   ---------
  Total current liabilities                     148,004      49,615
Accrued oil and gas reclamation costs            15,980      10,976
Accrued sulphur reclamation costs                53,639      44,150
Long-term debt                                      -        14,000
Other long-term liabilities                      22,524      27,469
Stockholders' equity:
Preferred stock, par value $0.01, 50,000,000
 shares authorized and unissued                     -           -
Common stock, par value $0.01, 150,000,000
 shares authorized, 18,138,875 shares and
 14,229,904 shares issued and outstanding,
 respectively                                       181         142
Capital in excess of par value of common stock  301,343     249,625
Accumulated deficit                            (199,750)    (68,242)
Common stock held in treasury, 2,295,900 and
 1,444,735 shares,at cost, respectively         (42,597)    (26,454)
                                              ---------   ---------
                                                 59,177     155,071
                                              ---------   ---------
Total liabilities and stockholders' equity    $ 299,324   $ 301,281
                                              =========   =========


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                    STATEMENTS OF OPERATIONS


                                           Years Ended December 31,
                                       -------------------------------
                                          2000       1999      1998
                                       ---------  ---------  ---------
                                             (In Thousands, Except
                                               Per Share Amounts)
Revenues                               $ 201,777  $ 244,031  $  45,902
Costs and expenses:
Production and delivery costs            179,828    188,548     27,728
Depreciation and amortization            116,755     37,059     17,733
Exploration expenses                      53,975      6,411     14,533
General and administrative expenses       22,487     15,007      5,679
Gain on sale of oil and gas properties   (43,212)    (3,105)      (447)
Insurance settlement gain                (23,251)       -          -
                                       ---------   --------   --------
  Total costs and expenses               306,582    243,920     65,226
                                       ---------   --------   --------
Operating income (loss)                 (104,805)       111    (19,324)
Interest expense                          (5,827)      (679)      (238)
Other income, net                         14,066        748      1,446
                                       ---------   --------   --------
Income (loss) before provision for
  income taxes                           (96,566)       180    (18,116)
Income tax provision                     (34,942)       (71)       -
                                       ---------   --------   --------
Net income (loss)                      $(131,508)  $    109   $(18,116)
                                       =========   ========   ========

Net income (loss)per share of
common stock:
  Basic                                   $(8.88)     $0.01     $(1.96)
                                          ======      =====     ======
  Diluted                                 $(8.88)     $0.01     $(1.96)
                                          ======      =====     ======
Average common shares outstanding:
  Basic                                   14,806     13,385      9,230
                                          ======     ======      =====
  Diluted                                 14,806     13,651      9,230
                                          ======     ======      =====

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                     STATEMENTS OF CASH FLOW


                                                 Years Ended December 31,
                                             ---------------------------------
                                                2000        1999       1998
                                             ----------   --------   ---------
                                                      (In Thousands)
Cash flow from operating activities:
Net  income (loss)                           $ (131,508)  $    109   $ (18,116)
Adjustments to reconcile net income(loss)to
 net cash provided by operating activities:
  Depreciation and amortization                 116,755     37,059      17,733
  Exploration drilling expenditures              29,175      1,635       9,108
  Gain on sale of assets, primarily
   oil and gas properties (Note 14)             (49,856)    (3,105)       (447)
  Change in deferred tax asset                   34,942        -           -
  Materials and supplies inventory
   write-down (Note 3)                            6,103        -           -
  Employee-related charges to exit sulphur
   operations (Note 3)                            7,500        -           -
  Changes in assets and liabilities:
     Reclamation and mine shutdown expenditures (16,892)    (7,351)        -
     Settlement of sulphur-related
     obligation (Note 10)                        (6,000)       -           -
    Other                                        (4,201)    (2,256)      2,753
  (Increase) decrease in working capital:
     Accounts receivable                        (12,382)     2,244      10,291
     Accounts payable and accrued liabilities    18,365      6,691      (1,120)
     Inventories and prepaid expenses            (1,847)    (4,274)        585
                                             ----------   --------   ---------
Net cash (used in) provided by operating
 activities                                      (9,846)    30,752      20,787
                                             ----------   --------   ---------

Cash flow from investing activities:
Exploration and development and other
 expenditures                                   (46,216)   (25,071)    (44,325)
Purchase of oil and gas interests               (39,793)   (35,030)     (5,037)
Proceeds from disposition of assets              74,719      9,509         450
Proceeds from disposition of sulphur property,
  plant and equipment                             5,155     11,059          -
Cash and cash equivalents acquired
  from Freeport Sulphur                             -          -        17,699
Other                                               -        1,692        (293)
                                             ----------   --------   ---------
Net cash used in investing activities            (6,135)   (37,841)    (31,506)
                                             ----------   --------   ---------

Cash flow from financing activities:
Net proceeds from equity offering                50,274        -           -
Net borrowings of long-term debt                 32,000     14,000         -
Purchases of McMoRan common stock               (15,282)   (26,367)        -
Deferred financing costs and other               (2,105)     1,640        (614)
                                             ----------   --------   ---------
Net cash provided by (used in) financing
 activities                                      64,887    (10,727)       (614)
                                             ----------   --------   ---------
Net increase (decrease) in cash and
 cash equivalents                                48,906    (17,816)    (11,333)
Cash and cash equivalents at beginning of year      -       17,816      29,149
                                             ----------   --------   ---------
Cash and cash equivalents at end of year     $   48,906   $    -     $  17,816
                                             ==========   ========   =========

Interest paid                                $    6,546   $    783   $     238
                                             ==========   ========   =========
Income taxes paid                            $      -     $     12   $     -
                                             ==========   ========   =========


The accompanying notes, which include information in Notes 2, 3, 7, 8 and 10 regarding noncash transactions, are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (In thousands, except share amounts)

                                         Capital in             Common
                                           Excess               Stock
                         Preferred Common   of Par Accumulated  Held in
                            Stock  Stock    Value    Deficit   Treasury   Total
                           ------- ------ --------- ---------  -------- ---------
Balance at January 1, 1998  $  -   $ 427 $ 140,506 $ (50,235) $    -   $  90,698
  Effective five to one
   reverse stock split
   resulting from the
   Freeport Sulphur
   acquisition                 -    (342)      342       -         -         -
  Shares issued to acquire
    Freeport Sulphur           -      55   105,695       -         -     105,750
  Stock payments to CLK, stock
    option exercises and other,
    net of acquisition costs
    of $0.9 million            -       1       467       -         -         468
  Net loss                     -      -        -     (18,116)      -     (18,116)
                            ------ -----  --------  --------   -------  --------
Balance at December 31, 1998   -     141   247,010   (68,351)      -     178,800
 Stock payments to CLK, stock
  option exercises and other   -       1     2,615       -         -       2,616
 Purchase of 1,444,735 shares
  of McMoRan common stock      -      -        -         -     (26,454)  (26,454)
 Net income                    -      -        -         109       -         109
                            ------ -----  --------  --------   -------  --------
Balance at December 31, 1999   -     142   249,625   (68,242)  (26,454)  155,071
 Shares issued in equity
  offering                     -      38    50,236       -         -      50,274
 Stock payments to CLK, stock
  option exercises and other   -       1     1,482       -         -       1,483
 Purchase of 799,900 shares of
   McMoRan common stock        -      -        -         -     (15,196)  (15,196)
 Tender of 51,625 shares of
   McMoRan common stock to
   McMoRan to exercise stock
   options                     -      -        -         -        (947)     (947)
 Net loss                      -      -        -    (131,508)      -    (131,508)
                            ------ ----- --------- ---------   -------  --------
Balance at December 31, 2000$  -   $ 181 $ 301,343 $(199,750) $(42,597) $ 59,177
                            ====== ===== ========= =========  ========  ========


The accompanying notes are an integral part of these financial statements.

                    McMoRan EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION
Background. McMoRan Exploration Co. (McMoRan), a Delaware corporation, became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. (Freeport Sulphur) combined their respective operations (the Merger). In the Merger, Freeport Sulphur's shareholders received
0.625 McMoRan common shares for each Freeport Sulphur outstanding common share or a total of 5.5 million McMoRan shares, while McMoRan Oil & Gas' shareholders received 0.20 McMoRan common shares for each McMoRan Oil & Gas outstanding common share, or a total of 8.6 million McMoRan common shares.

Basis of Presentation. The Merger is reflected in the accompanying financial statements using the purchase method of accounting, with McMoRan Oil & Gas as the acquiring entity. Accordingly, these financial statements reflect historical assets, liabilities, revenues and expenses attributable to McMoRan Oil & Gas as the predecessor of McMoRan and all subsequent references to McMoRan for the period prior to the Merger refer to the oil and gas operations previously conducted by McMoRan Oil & Gas. Operating results of the acquired assets are included on and after November 17, 1998. McMoRan's earnings per share, weighted average shares outstanding and certain stock option information have been restated to reflect the effective reverse stock split of McMoRan Oil & Gas' shares resulting from the Merger. The assets acquired and liabilities assumed from Freeport Sulphur were recorded at estimated fair values based on cash flow models and independent appraisals. Effective June 30, 2000, McMoRan announced its intention to exit the sulphur business and pursue a sale of its recovered sulphur business assets. On February 26, 2001, McMoRan entered into a letter of intent to form a joint venture to own and operate its assets associated with the recovered sulphur business (Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. Investments in joint ventures and partnerships in which McMoRan owns an undivided interest in the underlying assets are reflected in the accompanying financial statements using the proportionate consolidation method.

Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2000 presentation.

Use of Estimates. The preparation of McMoRan's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The more significant estimates include useful lives for depreciation and amortization, valuation allowances for deferred tax assets, reclamation and environmental obligations, the carrying value of assets held for sale or disposal, postretirement and other employee benefits, and estimates of proved oil and gas reserves and related future cash flows. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents (excluding restricted cash, see Note 10).

Inventories. Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment.
Oil and Gas. McMoRan follows the successful efforts method of accounting for its oil and gas exploration and development activities. Geological and geophysical costs and costs of retaining unproved properties are charged to expense as incurred and are included as a reduction of operating cash flow in the accompanying statements of cash flow. Costs of exploratory wells are capitalized pending determination of whether they have discovered proved reserves. If proved reserves are not discovered the related drilling costs are expensed. Acquisition costs of leases and development activities are also capitalized. Other exploration costs are charged to expense as incurred. Depreciation and amortization are determined on a field-by-field basis using the unit-of-production method. Gains or losses are included in earnings when properties are sold.

Sulphur. McMoRan's sulphur property, plant and equipment are carried at the lower of cost or estimated fair value of the assets. Effective June 30, 2000, the asset carrying values of McMoRan's Main Pass sulphur mine and certain related facilities were written off to reflect McMoRan's decision to cease sulphur mine production. Certain other sulphur mining-related assets were reduced to their fair values and are currently being held for sale (Note 3). McMoRan's sulphur transportation logistic and marketing assets are depreciated on a straight line basis over an estimated 30 years for terminals and 5 to 15 years for machinery, equipment and certain transportation assets.

Other. Other property, plant and equipment are carried at cost less salvage value and are depreciated on a straight-line basis over their estimated remaining useful life.

     Costs for unproved oil and gas properties are assessed periodically, and a loss is recognized if the properties are deemed impaired. When events or circumstances indicate that proved oil and gas property carrying amounts may not be recoverable from estimated future cash flows from the property, a reduction of the carrying amount to fair value is required. Measurement of the impairment loss is based on the estimated fair value of the asset. Generally, McMoRan estimates fair value using valuation techniques such as expected future cash flows.
In the fourth quarter of 2000, because of a reduction of West Cameron Block 616's estimated oil and gas reserves, the net book value of this field exceeded the related estimated future
undiscounted cash flows.   Accordingly, a $14.0 million charge to
depreciation and amortization expense was recognized that reduced this property's net book value to its estimated fair value. Fair value was estimated using future undiscounted cash flow from this field, adjusted to present value using an interest rate considered appropriate for this asset.

Financial Instruments and Contracts. Based on its assessment of market conditions, McMoRan may enter into financial contracts to manage certain risks resulting from fluctuations in oil and natural gas prices. Costs or premiums and gains or losses on contracts meeting deferral criteria are recognized with the hedged transactions. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. McMoRan monitors its credit risk on an ongoing basis and considers this risk to be minimal.

     McMoRan has oil forward sales contracts related to its Main Pass oil production. Gains or losses on these contracts are recognized with the hedged transaction. McMoRan settled contracts on 0.3 million barrels of oil at a cost of $2.8 million during 2000 and 0.1 million barrels at a cost of $0.2 million during 1999. As of December 31, 2000, McMoRan had contracts to sell 0.1 million barrels of oil at an average price of $19.00 per barrel through December 2001. These contracts had a fair value of approximately $(0.6) million as of December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

    McMoRan adopted SFAS 133 effective January 1, 2001. Under SFAS 133, McMoRan has designated its Main Pass oil forward sales contracts as cash flow hedges, whereby changes in their fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when resulting gains and losses will be recorded in earnings. Upon adoption of SFAS 133, McMoRan will record the fair value of the oil forward contracts as a liability with a corresponding amount reflected in other comprehensive income. The hedge ineffectiveness associated with these contracts, which is required to be charged to earnings under SFAS 133, is immaterial.

Environmental Remediation and Compliance. McMoRan incurs costs for environmental programs and projects. Expenditures pertaining to future revenues from operations are capitalized. Expenditures resulting from the remediation of conditions caused by past operations that do not contribute to future revenue generation are charged to expense. Liabilities are recognized for remedial activities when the efforts are probable and the costs can be reasonably estimated.

     McMoRan's estimated future expenditures to restore its oil and gas properties and related facilities to a condition that it believes complies with environmental and other regulations are accrued over the life of the properties. These future expenditures are estimated based on current costs, laws and regulations. At December 31, 2000, McMoRan had $16.0 million in accrued oil and gas reclamation costs.

     Effective June 30, 2000, McMoRan initiated a plan to exit active participation in the sulphur business and specifically to cease production from its sulphur mining operations (Note 3). Accordingly, McMoRan recorded charges totaling $40.7 million during 2000 to accrue all remaining estimated reclamation costs related to its sulphur mines and related facilities. McMoRan has $69.2 million in accrued sulphur reclamation costs at December 31, 2000, including $15.5 million in current liabilities. McMoRan's future sulphur reclamation expenditures are partially offset by a $7.3 million receivable, included in "Other assets," representing a third party reimbursement commitment relating to McMoRan's Caminada sulphur mine.

     Reclamation cost estimates are by their nature imprecise and can be expected to be revised over time because of a number of factors, including changes in reclamation plans, cost estimates, governmental regulations, technology and inflation.

Share Purchase Program. In 1999, McMoRan's Board of Directors authorized an open market share purchase program for up to two million shares of its common stock. In March 2000, the Board authorized the purchase of up to an additional 500,000 shares of its common stock, increasing the total shares authorized under the share purchase program to 2.5 million. As of December 31, 2000, McMoRan had purchased 2,244,635 shares of its common stock at an average cost of $18.56 per share.

Earnings Per Share. Basic net income (loss) per share was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the years presented. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the years presented plus the net effect of outstanding dilutive options, which represented approximately 266,000 shares of common stock during
1999.   Stock options representing approximately 96,000 shares of
common stock in 2000 and 164,000 shares of common stock in 1998 were considered anti-dilutive because of these years' net losses and were excluded from the diluted net loss per share calculation.

    Outstanding stock options to purchase approximately 1,274,000 shares of common stock at an average exercise price of $19.74 per share in 2000, 472,000 shares of common stock at an average exercise price of $22.15 per share in 1999, and 813,000 shares of common stock at an average exercise price of $19.31 per share in 1998, were excluded from the diluted net income (loss) per share calculation because their exercise prices were greater than the average market price of McMoRan's common shares for the years presented.

3.  SULPHUR OPERATIONS
As a result of the Merger, McMoRan acquired Freeport Sulphur, a business engaged in the purchasing, transporting, terminaling, processing, and marketing of recovered sulphur and the production of related oil reserves. Prior to August 31, 2000, Freeport
Sulphur was also engaged in the mining of sulphur.   The purchase
price ($109.1 million) was based on the market value of Freeport Sulphur's stock at the time the Merger was announced plus related transaction costs.

    In July 2000, McMoRan undertook a plan to exit its sulphur mining operations and to sell its remaining sulphur transportation, logistics and marketing assets. Main Pass sulphur mine production ceased on August 31, 2000. McMoRan has retained the services of Chase Securities Inc. to assist it in the marketing of its sulphur transportation and marketing assets to third parties (see below).

     On February 26, 2001, McMoRan announced it had entered into a letter of intent with Savage Industries Inc. to form a joint venture, which would own and operate McMoRan's recovered sulphur business. The intended terms are such that McMoRan and Savage will each own a 50 percent interest in the joint venture.
McMoRan intends to contribute the assets currently used in its sulphur transportation, marketing and terminaling business to the new joint venture. The joint venture would operate these assets and would continue to serve both producers and consumers of sulphur. It is expected that the joint venture would enter into new long-term service agreements with major U.S. oil and gas refiners and processors to provide off-take security and market access for their sulphur by-product.

    The terms of the letter of intent contemplate Savage contributing cash to the joint venture and becoming its operator. The joint venture would use the existing assets and commercial contracts of McMoRan's transportation and marketing business, as well as new contracts to be completed with sulphur producers to secure financing. It is expected that the joint venture would distribute at least $55 million in cash to McMoRan at closing of the contemplated transaction. McMoRan will use the proceeds from the transaction to repay borrowings under its sulphur credit facility, which had $51.0 million outstanding as of February 28, 2001. The transaction completion is subject to securing joint venture financing arrangements, completion of definitive agreements, board approvals and certain other approvals. If the joint venture is ultimately formed, McMoRan's transportation, logistics and marketing assets will be contributed to the joint venture and thus be eliminated from McMoRan's consolidated balance sheet. Upon consummation, McMoRan would account for its interest in the joint venture using the equity method of accounting. The reclamation obligations associated with McMoRan's nonoperating sulphur mining facilities will not be included in the contemplated joint venture transaction and will remain on McMoRan's consolidated balance sheet until the reclamation activities are completed (see Note 2 "Environmental Remediation and Compliance").

     As a result of McMoRan's intention to pursue the joint venture with Savage, McMoRan's sulphur operations previously reported as "discontinued operations" during the second and third quarters of 2000 have been restated to reflect the sulphur business as a consolidated component of McMoRan's operations for all periods presented.

     Following is a summary of the net book value of McMoRan's sulphur assets (in thousands):

                                             December 31,
                                         --------------------
                                            2000       1999
                                         --------   ---------
    Transportation and terminaling a     $ 64,018   $  64,774
    Main Pass sulphur mine and
      related facilities                      -        24,203
    Other assets held for sale b            8,959      25,277
                                         --------   ---------
    Total sulphur business assets        $ 72,977   $ 114,254
                                         ========   =========

a. Includes assets to be included in the currently contemplated joint venture transaction. The assets include goodwill of $11.4 million and $11.6 million at December 31, 2000 and 1999, respectively. Accumulated amortization of goodwill totaled $652,000 and $451,000 at December 31, 2000 and 1999, respectively.
b. Includes certain specialized marine equipment previously used in handling mined sulphur, the Port Sulphur, Louisiana terminal and other miscellaneous assets.

    McMoRan recorded noncash charges totaling $86.0 million during 2000 to adjust its sulphur segment assets and liabilities to their fair values. These charges include $20.1 million to write off the remaining book value of the Main Pass sulphur mine; $25.2 million for the writedown of the book value of the mining-related assets, including certain specialized marine equipment used in handling mined sulphur ($19.1 million) and materials and supplies inventory ($6.1 million), to their estimated recoverable values; and $40.7 million for the remaining unaccrued estimated mine reclamation costs. All of the above noncash charges were charged to depreciation expense, except the $6.1 million write off of materials and supplies inventory, which was charged to production and delivery costs.

    McMoRan has recorded a $7.5 million employee-related charge associated with its planned exit from active participation in sulphur operations. This accrual includes $4.7 million of employee termination charges and $2.8 million resulting from curtailments of McMoRan's retirement and post-retirement health and welfare pension plans. McMoRan anticipates the funding of these costs will occur in 2001. McMoRan included $5.4 million of the anticipated employee-related separation costs in production and delivery costs and the remaining $2.1 million in general and administrative expenses.

    During the fourth quarter of 2000, McMoRan signed a letter of intent for an alternative use of the Main Pass sulphur facility which is intended to generate cash flow to offset and defer a significant portion of the long-term reclamation obligations associated with the facility. This proposed transaction is subject to negotiation of definitive agreements and obtaining appropriate regulatory approvals. Additionally, McMoRan sold its remaining Culberson sulphur mine assets for $3.5 million and its Grand Isle base facility previously used for offshore logistical support of its sulphur operations for $1.2 million, resulting in recognition of gains totaling $4.4 million.

    As a result of terminating production at Main Pass, certain sulphur reclamation and mine shutdown costs are expected to be incurred on an accelerated basis. Accordingly, $15.5 million of sulphur reclamation costs are reported as current liabilities at December 31, 2000. During the second half of 2000, McMoRan incurred a total of $16.3 million of sulphur reclamation costs, including $13.7 million for the Main Pass mine and related facilities.

    In connection with the decision to exit active participation in its sulphur operations, McMoRan recorded a $34.9 million noncash charge to its deferred tax valuation allowance, which eliminated its net deferred tax asset related primarily to its sulphur transportation, logistics and marketing business.

4.  ACQUISITIONS AND EXPLORATION PROGRAM
In 1997, McMoRan completed a rights offering, in which it sold approximately 5.7 million shares of its common stock, (as adjusted for the effects of the Merger, see Note 1) and received $92.2 million of net proceeds (Rights Offering). In connection with the Rights Offering, McMoRan, Phosphate Resource Partners Limited Partnership (Phosphate Resource Partners) and an individual investor (see Note 5) formed an aggregate $210 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast region (the Exploration Program). In November 1999, McMoRan purchased Phosphate Resource Partners' 47 percent interest in the Exploration Program for $31.9 million, net of transaction costs. McMoRan currently owns a 95 percent interest in the Exploration Program, with the individual investor owning the remaining five percent. At December 31, 2000 an aggregate $207.2 million had been incurred by the Exploration Program, with the remaining $2.8 million planned and committed for expenditure during 2001.

    Effective January 1, 2000, McMoRan acquired from Texaco Exploration and Production Inc. (Texaco) the right to explore and earn assignments of operating rights in 89 unexplored oil and gas properties. The properties covered about 391,000 gross acres and are located in water depths ranging from 10 to 2,600 feet in federal and state waters offshore Louisiana and Texas. McMoRan must incur or commit to incur $110 million of exploration expenditures on these properties by June 30, 2003, with minimum spending requirements during the interim (see Note 10).

     On January 14, 2000, McMoRan purchased from Shell Offshore Inc. (Shell), a wholly owned subsidiary of Royal Dutch Petroleum Co., Shell's interest in 55 exploration leases for $37.8 million after transaction costs and purchase adjustments. The leases cover approximately 260,000 gross acres and are located in varying water depths of up to a maximum of approximately 2,000 feet in the offshore Louisiana area. McMoRan funded the purchase with borrowings under its bank lines of credit (see Note 9).

  The following unaudited selected pro forma information presents the results of operations of McMoRan as if the Merger and the purchase of Phosphate Resource Partners interest in the Exploration Program had occurred on January 1, 1998. These unaudited pro forma results of operations have been prepared for informational purposes only and do not necessarily indicate the results of operations that actually would have occurred had the acquisitions taken place on these dates, or which may result in the future.

                                   Years Ended December 31,
                                   ------------------------
                                      1999           1998
                                   ---------      ---------
                                    (In Thousands, except
                                        per share data)
      Revenue                      $ 253,476      $ 198,324
      Net loss                        (8,620)       (46,990)
      Basic and diluted net loss
       per share                       (0.64)         (3.34)


5.  TRANSACTIONS WITH AFFILIATES
Management Services. FM Services Company (FM Services) provides certain management and administrative services to McMoRan including technical, administrative, accounting, financial, tax and other services under a management services agreement. Related amounts charged to McMoRan, which include the actual costs of these services and related overhead, totaled $12.1 million in 2000, $9.9 million in 1999 and $4.3 million in 1998. McMoRan owns 45 percent of FM Services. Management believes the costs for these services do not differ materially from the costs that would have been incurred had the relevant personnel providing the services been employed directly by McMoRan.

Phosphate Resource Partners Limited Partnership. In November 1997, Phosphate Resource Partners purchased approximately 5.5 percent or 770,000 of McMoRan's post Merger total shares for $13.5 million in fulfillment of its commitment to purchase any shares relating to unexercised rights from the Rights Offering (the Stand-By Commitment). In August 1997, Phosphate Resource Partners purchased the ownership interests owned by MCN Energy Group Inc. in the Vermilion Blocks 160 and 410 oil and gas fields ($24.5 million), and assumed the then outstanding debt owed by McMoRan under a previous exploration program ($20.0 million). Upon completion of the Rights Offering, McMoRan reimbursed the $44.5 million previously paid by Phosphate Resource Partners and also paid them a $6.0 million fee for the Stand-by Commitment, for acquiring and holding these assets until completion of the Rights Offering and for agreeing to enter into the Exploration Program. In 1999, as part of McMoRan's open market share purchase program (see Note 2), McMoRan purchased all of the shares owned by Phosphate Resource Partners for $12.8 million or $16.64 per share.

Program Participant. Effective December 15, 1997, Mr. Gerald J. Ford, an individual investor elected to McMoRan's Board of Directors in January 1998, became an individual participant in the Exploration Program (Note 4). Through December 31, 2000, Mr. Ford has paid $7.3 million for his proportionate share of the Exploration Program and related development costs incurred, net of his proportional interest in the proceeds from the sale of Brazos Block A-19 and Vermilion Block 408.

6.  PROPERTY, PLANT AND EQUIPMENT, OTHER ASSETS AND OTHER
LIABILITIES
The components of net property, plant and equipment follow (in thousands):

                                            December 31,
                                       ---------------------
                                          2000       1999
                                       ---------   ---------
   Oil and gas property, plant
     and equipment                     $ 186,897   $ 137,046
   Other                                     585         793
                                       ---------   ---------
                                         187,482     137,839
   Accumulated depreciation              (71,251)    (40,480)
                                       ---------   ---------
   Property, plant and equipment, net  $ 116,231   $  97,359
                                       =========   =========


     Capitalized costs associated with exploratory wells in progress at December 31, 2000 were approximately $20.4 million.

     In mid-February 2001, after flow testing and evaluating the results of multiple potentially productive zones within the West Delta Block 12 #1 exploratory well, McMoRan concluded the well
did not contain commercial quantities of hydrocarbons.   The well
has been temporarily abandoned and its permanent abandonment is planned. Accordingly, McMoRan expects to charge approximately $12.0 million to exploration expense in the first quarter of 2001 for all drilling and related costs associated with this prospect.

   In early March 2001, the Garden Block 272 #1 exploratory well reached a total depth of approximately 22,000 feet and subsequent evaluations of the well indicated that the well did not contain commercial quantities of hydrocarbons. McMoRan expects to record an approximate $17 million charge to exploration expense during the first quarter of 2001 for the well's drilling and related costs.

   At December 31, 2000 the Louisiana State Lease 340 #1 well was drilling pursuant to a turnkey contract with a contract depth of approximately 18,500 feet. The well encountered mechanical difficulties prior to reaching contract depth and, after considerable effort to complete the drilling of the well, the turnkey operator terminated the contract. McMoRan incurred no drilling costs since the contract depth was not reached. A second exploratory well is currently in progress at this prospect.

   The components of other assets follow (in thousands):

                                            December 31,
                                       ---------------------
                                          2000       1999
                                       ---------   ---------
   Long-term receivable (Note 2)       $   7,317   $   9,206
   Restricted cash (Note 10)               3,500         -
   Deferred financing fees                 1,094         354
   Prepaid pension asset and other           225       1,231
                                       ---------   ---------
                                       $  12,136   $  10,791
                                       =========   =========
</TABLE<

   The components of other long-term liabilities follow (in thousands):


                                            December 31,
                                       ---------------------
                                          2000       1999
                                       ---------   ---------
Retiree medical liability              $   3,923   $   2,104
Accrued group insurance                    3,598       3,830
IMC Global Inc. retiree obligation
 (Note 10)                                 8,788      10,608
Sulphur-related obligation (Note 10)          -        9,653
Sulphur-related environmental liability
 (Note 10)                                 3,500         -
Defined benefit pension plan liability     1,982         192
Deferred revenues and other                  733       1,082
                                       ---------   ---------
                                       $  22,524   $  27,469
                                       =========   =========

7.  EMPLOYEE BENEFITS
Stock Options. Prior to the Merger, both McMoRan Oil & Gas and Freeport Sulphur had outstanding nonqualified stock options and McMoRan Oil & Gas had outstanding stock appreciation rights (collectively, stock-based awards) previously granted under certain McMoRan Oil & Gas and Freeport Sulphur benefit plans. Pursuant to the Merger, all outstanding stock-based awards were cancelled and replaced with McMoRan stock options granted under the McMoRan Adjusted Stock Award Plan (McMoRan Adjusted Plan).

     The McMoRan Adjusted Plan issued stock options on the same basis as the McMoRan common shares that were distributed to the former McMoRan Oil & Gas and Freeport Sulphur shareholders upon consummation of the Merger (see Note 1). Accordingly, for each McMoRan Oil & Gas and Freeport Sulphur stock-based award outstanding at the Merger date, McMoRan stock options were granted in amounts and with exercise prices equal to the previous McMoRan Oil & Gas and Freeport Sulphur awards, as adjusted to reflect the Merger. In early 1999, an investor group's beneficial ownership of McMoRan common stock increased to a level that exceeded the 20 percent threshold that triggers acceleration of the vesting periods under the provisions of the McMoRan Adjusted Plan. As a result, all options issued under the McMoRan Adjusted Plan became fully exercisable.

     In May 2000, the McMoRan shareholders approved the McMoRan 2000 Stock Incentive Plan (the 2000 Plan). At December 31, 2000, the 2000 Plan is authorized and has available for grant options representing up to 600,000 McMoRan shares. In 1998, the McMoRan Oil & Gas and Freeport Sulphur shareholders approved the McMoRan 1998 stock option plan (the 1998 Plan) in connection with the Merger. The 1998 Plan is authorized to grant options representing up to 775,000 McMoRan common shares. McMoRan also adopted the McMoRan 1998 Stock Option Plan for Non-Employee Directors (the Director Plan), authorizing McMoRan to grant directors options to purchase up to 75,000 McMoRan common shares. Generally, stock options granted are exercisable in 25 percent annual increments beginning one year from the date of grant and will expire 10 years after the date of grant. Options to purchase 25,000 shares under the 1998 Plan and 65,000 shares under the Director Plan were available for new grants as of December 31, 2000.

     A summary of stock options outstanding (with prior years' outstanding McMoRan Oil & Gas options adjusted to reflect the effective reverse stock split as a result of the Merger) follows:

                         2000               1999              1998
                   ----------------- ----------------- -----------------
                    Number   Average  Number   Average   Number  Average
                      of      Option    of      Option    of      Option
                   Options    Price   Options   Price   Options   Price
                   --------- ------- --------- ------- --------- -------
Beginning of year  1,891,113 $ 17.06 1,501,884 $ 16.82 1,021,227 $ 15.80
Granted              165,750   19.16   646,000   17.49    65,500   24.95
Issued to Freeport
  Sulphur
   optionholders       -        -         -        -     464,784   17.87
Exercised            (73,239)  13.05  (121,666)  16.16   (19,885)  15.23
Expired/forfeited    (81,672)  16.54  (135,105)  17.21   (29,742)  17.70
                   ---------  ------ --------- ------- --------- -------
End of year        1,901,952   17.42 1,891,113   17.06 1,501,884   16.82
                   =========  ====== ========= ======= ========= =======

     Summary information of all stock options outstanding at December 31, 2000 follows:

                            Options Outstanding     Options Exercisable
                        --------------------------- -------------------
                                 Weighted  Weighted           Weighted
                         Number   Average  Average   Number    Average
                          of     Remaining Options     of      Option
Range of Exercise Prices Options   Life     Price    Options    Price
----------------------- -------- --------- -------  ---------  -------
   $10.11 to $15.13       632,610 5.1 years $ 12.72   395,110  $ 12.03
   $15.35 to $22.14     1,214,417 5.9 years   19.51   858,917    18.90
   $25.31                  54,925 7.0 years   25.31    54,925    25.31
                        ---------                   ---------
                        1,901,952                   1,308,952
                        =========                   =========


     McMoRan has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for McMoRan's stock option grants. Had compensation cost for McMoRan's stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, McMoRan's proforma SFAS 123 results would have increased its net loss by $1.9 million to $133.4 million ($9.01 per share) in 2000, reduced its net income by $8.7 million to a net loss of $8.6 million ($0.63 per share) in 1999 and increased its net loss by $3.0 million to $21.1 million ($2.29 per share) in 1998. The proforma 1999 results include approximately $8.0 million of compensation associated with the accelerated vesting of options granted under the McMoRan Adjusted Plan. For the proforma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option-pricing model. The weighted average fair value for stock option grants was $11.50 per option in 2000, $10.00 per option in 1999, and $7.89 per option in 1998, as adjusted for the effects of the Merger. The weighted average assumptions used include a risk-free interest rate of 6.7 percent in 2000, 5.6 percent in 1999 and 5.3 percent in 1998, with expected volatility of 35 percent in 2000, 34 percent in 1999 and 47 percent in 1998 and expected lives of 10 years. The proforma effects on net income (loss) are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation, the timing of option grants and the effect of the accelerated vesting in 1999. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

Pension Plans and Other Benefits. Prior to the Merger, McMoRan's defined benefit plan assets and liabilities and related costs were immaterial because of McMoRan's limited number of employees. In connection with the Merger, McMoRan merged its plan with Freeport Sulphur's defined benefit pension plan. During 2000, McMoRan decided to terminated its defined benefit pension plan covering substantially all its employees and replace this plan with a defined contribution plan for its employees, as further discussed below. All participants' account balances in the plan were fully vested on June 30, 2000 and interest credits will continue to accrue under the plan until the assets are finally liquidated. The final distribution will occur once approval is obtained from the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected in 2001. McMoRan also provides certain health care and life insurance benefits (Other Benefits) to retired employees. In connection with early retirement programs implemented during 1999 and 2000, McMoRan increased its benefit obligation by approximately $3.0 million and $1.0 million, respectively, in special termination benefits granted to retiring employees. McMoRan recognized a $1.5 million curtailment loss for its Other Benefits as a result of the substantial reduction in its workforce following its decision to exit active participation in its sulphur operations. McMoRan has the right to modify or terminate these benefits. Information on the McMoRan plans follows (dollars in thousands):


                                    Pension Benefits    Other Benefits
                                   ------------------  ----------------
                                     2000      1999     2000     1999
                                   --------  --------  -------  -------
Change in benefit obligation:
Benefit obligation at the beginning
  of year                          $(12,552) $(10,366) $(1,750) $(1,953)
Service cost                           (329)     (782)     (87)    (104)
Interest cost                          (879)     (783)    (189)    (128)
Plan amendments                         -         -        -        (65)
Curtailment loss                     (1,300)      -     (1,495)      -
Special termination benefits         (1,000)   (3,031)    (158)      -
Actuarial gains (losses)                365       261   (1,081)     492
Benefits paid                         5,883     2,149      158        8
                                   --------  --------  -------  -------
Benefit obligation at end of year    (9,812)  (12,552)  (4,602)  (1,750)                      (1,750)
                                   --------  --------  -------  -------

Change in plan assets:
Fair value of plan assets at
  beginning of year                  15,635    15,306       -        -
Actual return on plan assets            575     2,478       -        -
Employer contributions                  -         -        158        8
Benefits paid                        (5,883)   (2,149)    (158)      (8)
                                   --------  --------  -------  -------
Fair value of plan assets at end
  of year                            10,327    15,635       -        -
                                   --------  --------  -------  -------

Funded status                           515     3,083   (4,602)  (1,750)
Unrecognized net actuarial(gain)loss (2,497)   (2,496)     667     (414)
Unrecognized prior service cost         -         -         12       60
                                   --------  --------  -------  -------
Prepaid (accrued) benefit cost       (1,982)      587   (3,923)  (2,104)
                                   ========  ========  =======  =======

Weighted-average assumptions (percent):
Discount rate                        n/a a      8.00      7.5     8.00
Expected return on plan assets       n/a a      9.00       -       -
Rate of compensation increase        n/a a      4.25       -       -


  a. As discussed above, McMoRan decided to terminate its defined benefit pension plan, resulting in a $1.3 million curtailment loss, and ceased accruing benefits on June 30, 2000.

     The initial health care cost trend rate used for the other benefits was 6.5 percent in 2000, decreasing ratably annually until reaching 4.75 percent in 2004. A one-percentage-point increase or decrease in assumed health care cost trend rates would not have a significant impact on service or interest costs. The components of net periodic benefit cost for McMoRan's plans follow (in thousands):

                                 Pension Benefits        Other Benefits
                              ---------------------    -------------------
                                2000   1999    1998     2000   1999   1998
                              ------- ------- -----    -----   -----  ----
Service cost                  $   329 $   782 $  60    $   87  $ 104  $  9
Interest cost                     879     783    60       189    128    10
Curtailment loss                1,300      -     -      1,540     -     -
Special termination benefits       -       -     -        158     -     -
Expected return on plan assets (1,124) (1,339) (112)       -      -     -
Amortization of prior service
  costs                           -       -      -          5      5    -
                              -------  ------  ----    ------  -----  ----
Net periodic benefit cost     $ 1,384  $  226  $  8    $1,979  $ 237  $ 19
                              =======  ======  ====    ======  =====  ====


     McMoRan has an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 20 percent of their pre-tax compensation, subject to limitations prescribed by the Internal Revenue Code, which was $10,000 for both 1998 and 1999 and $10,500 for 2000.
McMoRan matches 100 percent of the first 5 percent of the employees' contribution, with such matching amounts vesting after three years of service. As a result of McMoRan's decision to terminate its defined benefit pension plan effective July 1, 2000, McMoRan fully vested all active Section 401(k) savings plan participants on June 30, 2000. Subsequently, all new plan participants will vest in McMoRan's matching contributions upon three years of service with McMoRan. Additionally, McMoRan established a defined contribution plan for substantially all its employees. Under this plan McMoRan contributes amounts to individual employee accounts totaling either 4 percent or 10 percent of each employee's pay, depending on a combination of each employee's age and years of service with McMoRan. McMoRan charged operations for a total of $0.8 million in 2000 and $0.7 million in 1999 for its cost of the Section 401(k) savings plan and the 2000 cost of the new defined contribution plan. The matching contribution was immaterial in 1998 because of McMoRan's limited number of employees. Additionally, McMoRan has other employee benefit plans, certain of which are related to McMoRan's performance, which costs are recognized currently in general and administrative expense.

8.  INCOME TAXES
McMoRan accounts for income taxes pursuant to SFAS 109, "Accounting for Income Taxes." In 1998, McMoRan recorded a $35.0 million net deferred tax asset upon the acquisition of Freeport Suphur's assets. As a result of McMoRan's decision to exit active participation in its sulphur business and after evaluating projected results from operations, during 2000 McMoRan concluded that a full valuation allowance was required for its net deferred tax asset resulting in a charge to income tax expense of $34.9 million (Note 3). McMoRan has $139.3 million of net deferred tax assets as of December 31, 2000, resulting from net operating loss carryfowards and other temporary differences related to McMoRan's activities. McMoRan has provided a valuation allowance, which includes approximately $45 million associated with McMoRan's sulphur operations, for the full amount of these net deferred tax assets. The components of McMoRan's net deferred tax asset at December 31, 2000 and 1999 follow (in thousands):

                                           December 31,
                                      ----------------------
                                        2000          1999
                                      --------      --------
Net operating loss carryforwards
  (expire 2006-2020)                  $ 54,489      $ 43,871
Property, plant and equipment           42,898        33,907
Reclamation and shutdown reserves       32,887        20,833
Deferred compensation, postretirement
  and pension benefits                   8,217         3,650
Other                                      767         3,200
Less valuation allowance              (139,258)      (70,519)
                                      --------      --------
  Net deferred tax asset              $   -         $ 34,942
                                      ========      ========

    McMoRan recognized no income tax provision or benefit prior to 1999. McMoRan's income tax provision totaled $71,000 in 1999, which included state income taxes of $12,000 and deferred federal income taxes of $59,000.

Reconciliations of the differences between income taxes computed at the federal statutory tax rate and the income taxes recorded follow (dollars in thousands):


                                     2000             1999           1998
                               ----------------- --------------  ---------------
                                Amount   Percent Amount Percent  Amount  Percent
                               --------- ------- ------- ------  ------- -------
Income taxes
  computed at the federal
  statutory income tax rate    $ 33,798     35 % $  (63)   (35)% $ 6,341    35%
Change in valuation allowance   (68,740)   (71)    (525)  (291)   (6,341)  (35)
State taxes and other               -       -       517    287       -      -
                               --------    ---   ------   ----    ------   ---
Income tax (provision) benefit $(34,942)   (36)% $  (71)   (39)%    -       - %
                               ========    ===   ======   ====    ======   ===


9.   HALLIBURTON ALLIANCE and LONG-TERM DEBT

                                           December 31,
                                        ------------------
                                           2000     1999
                                        --------- --------
                                          (In Thousands)
Freeport Sulphur credit facility,
  average rate 7.8% in 2000 and
  7.5% in 1999                          $ 46,000  $ 14,000
McMoRan Oil & Gas credit facility,
  average rate 8.3% in 2000 and
  8.2% in 1999                               -         -
Less: current portion                    (46,000)      -
                                        --------  --------
Long-term debt                          $    -    $ 14,000
                                        ========  ========


    In June 2000, McMoRan consummated an agreement with Halliburton Company to form a strategic alliance that combines the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team to manage McMoRan's oil and gas activities. Halliburton will provide products and services to McMoRan at market rates and McMoRan will use Halliburton's products and services on an exclusive basis to the extent practicable.

    Halliburton has provided a guarantee that provides up to $50 million of borrowings available to McMoRan Oil & Gas under terms of its amended revolving facility. Under terms of the variable-rate facility, McMoRan has potential credit availability of up to $75 million, including the $50 million currently available under the Halliburton guarantee. The $25 million balance of the commitment is subject to semi-annual borrowing base redeterminations based on traditional present value analysis of McMoRan Oil & Gas' proved reserves. Currently, McMoRan has no availability under this portion of the commitment; however, the $25 million of availability could become available in total or in part upon the bank's evaluation of McMoRan's new discoveries during 2000 and in the future. Any future amounts available under the $25 million portion of the commitment cannot be drawn unless all amounts available under the Halliburton guaranteed facility are fully drawn.

    McMoRan pays Halliburton commitment fees based on amounts borrowed and available under its portion of the facility. As security for Halliburton's guarantee, McMoRan has provided a first priority lien on interests in its producing fields, excluding oil production from Main Pass, and in Ship Shoal Block 296, where it announced a discovery during the second quarter of
2000.   Halliburton also has the right to elect to participate in
McMoRan's future development opportunities by providing a portion of the exploration and development costs of each prospect in which it elects to participate. Amounts paid by Halliburton representing the reimbursement of exploration costs will be used to reduce outstanding borrowings and the commitment under the
Halliburton guaranteed portion of the facility.   As of December
31, 2000, McMoRan had no borrowings outstanding under this facility and Halliburton has not elected to participate in any McMoRan prospects. This facility will mature by December 31, 2003.

    The amount of availability under the Halliburton guaranteed portion of the facility is contingent upon McMoRan's raising additional capital. During 2000, McMoRan raised $75 million of additional capital to satisfy the Halliburton requirements through December 31, 2000. McMoRan met these capital requirements by issuing 3.8 million common shares for $50.2 million in April 2000 and by entering into farm-out agreements for certain of its exploration prospects. These farm-out agreements, which involve the participation of third parties in McMoRan's exploration prospects, will reduce McMoRan's future drilling commitments by
at least $25 million.   McMoRan is required to raise a total of
$125 million of capital by December 2001 ($75 million of which has been satisfied as of December 31, 2000), which requires McMoRan to raise an approximate $50 million of additional capital in 2001. In the event McMoRan fails to raise the cumulative $125 million by December 31, 2001, the $50 million commitment will be reduced by the amount of the shortfall and McMoRan will be required to repay any loans outstanding in excess of the adjusted commitment amount. McMoRan can meet its obligations with respect to additional capital through the sale of equity securities, program interests in its exploration prospects or the sale of interests in individual exploration prospects.

     In addition to the facility discussed above, McMoRan has a variable rate revolving credit facility that is available to Freeport Sulphur. On August 11, 2000, Freeport Sulphur amended its credit facility to provide $64.5 million for use solely in McMoRan's sulphur operations. This amended revolving credit facility is secured by substantially all of the assets of Freeport Sulphur, including its Main Pass oil interests, and will mature on the earlier of April 30, 2001 or the receipt of the net proceeds from the sale of McMoRan's sulphur transportation, logistics and marketing assets. The sulphur debt is classified as a current liability in McMoRan's balance sheet.

10.  COMMITMENTS AND CONTINGENCIES
Commitments. At December 31, 2000, McMoRan had committed to spend $115 million during 2001 on exploration and development activities. Actual expenditures could be significantly higher during 2001 as McMoRan continues to evaluate exploration opportunities on its large acreage position (Note 4). Effective January 1, 2000, McMoRan entered into an agreement with Texaco that committed it to expend $110 million on exploration by June 30, 2003 (see Note 4). Under the terms of the agreement McMoRan exceeded the requirement to spend a minimum of $10 million by December 31, 2000. As of December 31, 2000, McMoRan is required to commit to spend an additional $33.6 million through June 30, 2001, an additional $30 million through June 30, 2002 and an additional $30 million by June 30, 2003. If McMoRan does not meet this commitment schedule it would be subject to a penalty payment of 25 percent of the remaining unexpended and uncommitted minimum amount for the applicable period.

     Additionally, McMoRan has a contract with CLK Company L.L.C., an independently owned company, to provide geological and geophysical services to McMoRan on an exclusive basis. The contract provides for an annual retainer fee of $2.5 million ($0.5 million of the annual fee paid in McMoRan common stock, recorded at fair market value at the time issued), plus certain expenses and a 3 percent overriding royalty interest in prospects accepted by McMoRan. Cost of services provided by CLK totaled $3.1 million in 2000, $2.7 million in 1999 and $2.6 million in 1998.

Long-term Contracts and Operating Leases. McMoRan's minimum annual contractual charges under non-cancelable long-term contracts and operating leases total $138.7 million, with $19.3 million in 2001, $15.9 million in 2002, $15.9 million in 2003, $15.5 million in 2004, $15.0 million in 2005 and $57.2 million thereafter. Substantially all of these operating lease payments are associated with McMoRan's lease of an additional tanker to enhance its sulphur marine transportation services and the leasing of its previously owned sulphur rail cars. As discussed in Note 3, McMoRan intends to contribute its sulphur transportation, logistics and marketing assets to a 50 percent-owned joint venture and it also expects that these leases will be assigned to, and funded by, the newly formed joint venture. As of December 31, 2000, McMoRan's long-term commitments, excluding the commitments expected to be assigned to the joint venture, totaled approximately $0.7 million.

Other Liabilities. Freeport Sulphur has a liability to IMC Global Inc. for a portion of IMC Global's postretirement benefits costs relating to certain retired employees of Freeport Sulphur. At December 31, 2000 the liability was estimated to total $10.5 million, including $1.7 million in current liabilities. Future changes to this estimate, because of changes in assumptions or actual results varying from projected results, will be recorded in earnings.

     During 2000, Freeport Sulphur negotiated a termination of a sulphur-related obligation owed to Devon Energy Inc., the successor to Pennzoil Company. Freeport Sulphur had assumed this obligation in the 1995 purchase of Pennzoil's sulphur division. Under terms of the sales agreement, Freeport Sulphur was required to make quarterly payments to Pennzoil based on the average market price of sulphur for the given quarter. The payments were scheduled to terminate in 2015. In the third quarter of 2000, this obligation was terminated. Freeport Sulphur paid $6.0 million to Devon Energy and placed $3.5 million in an escrow account to fund certain environmental liabilities, associated with Pennzoil's previous sulphur operations, which Freeport Sulphur assumed. The restricted escrowed funds, which approximate McMoRan's estimate of the assumed environmental liabilities, is classified as a long-term asset and recorded in "Other assets" in the balance sheet at December 31, 2000.

Litigation. Freeport Sulphur's sulphur supply agreement with IMC-Agrico Company, now known as IMC Phosphate Company (IMC), requires good faith renegotiation of the pricing provisions if a party can establish that fundamental changes in IMC's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable."
In the fourth quarter of 1998, IMC attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC's operations and the referenced markets, Freeport Sulphur determined that there is no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, Freeport Sulphur filed suit against IMC seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms. IMC has alleged that Freeport Sulphur's announced suspension of sulphur production at Main Pass and Freeport Sulphur's proposed sale of its sulphur transportation assets constitute a statement of intent to breach Freeport Sulphur's obligations under the agreement. Freeport Sulphur intends to pursue vigorously its rights under the agreement.

     IMC asserted that Freeport Sulphur cannot assign the sulphur supply contract without IMC's consent on the basis that a sale of Freeport Sulphur's transportation and marketing assets would not constitute a sale of substantially all of Freeport Sulphur's assets, a condition IMC asserts is necessary for an assignment without its consent, since the Main Pass facilities would not be included in the sale. In December 2000, IMC filed a motion for summary judgment on this issue. Freeport Sulphur believes that a sale of the transportation and marketing assets would constitute substantially all of Freeport Sulphur's assets because the reclamation obligations associated with Main Pass result in these facilities having a negative value and the discontinuation of sulphur production at Main Pass did not breach the sulphur supply agreement. Freeport Sulphur and its legal advisors believe IMC's claims are without merit.

Environmental. McMoRan has made, and will continue to make, expenditures for the protection of the environment. McMoRan is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to McMoRan's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time.

12.  BUSINESS SEGMENTS
McMoRan had only one operating segment until the Merger, when it acquired sulphur assets from Freeport Sulphur. McMoRan's oil and gas are produced offshore in the Gulf of Mexico. McMoRan's sulphur business segment includes the purchasing, transporting, terminaling processing, and marketing of recovered sulphur, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Additionally, Frasch sulphur was produced at the Main Pass mine until August 31, 2000 and at the Culberson mine in West Texas, until June 30, 1999.

    Oil from the Main Pass facility, which approximated 40 percent of McMoRan's oil and gas revenue during 2000, has been sold exclusively to Amoco Production Company since the Merger date under a sales contract which has been extended to June 30, 2001. McMoRan's remaining oil and gas production is sold to various U.S. purchasers, including one gas purchaser comprising at least 40 percent of its total revenue during each of the three years ending December 31, 2000. All of McMoRan's customers are currently located in the United States.

     A significant portion of the sulphur produced (prior to closing of its sulphur mines) or purchased by Freeport Sulphur is sold to IMC, a chemical fertilizer producer jointly owned by IMC Global and Phosphate Resource Partners, under a long-term supply contract that extends for as long as IMC has a requirement for sulphur. Sales to IMC totaled 51.5 percent of McMoRan's total revenues and 73.1 percent of its sulphur sales during 2000, 55.9 percent of its total revenues and 72.6 percent of its sulphur sales during 1999 and 35.9 percent of its total revenues and 68.4 percent of its sulphur sales for the 1998 period after the Merger.

                                   Sulphur  Oil & Gas    Other      Total
                                  --------- ----------  --------  ----------
                                                 (In Thousands)
2000
Revenues                          $ 143,309 $   58,468  $    -    $  201,777
Production and delivery costs       155,197     24,631       -       179,828
Depreciation and amortization        84,334     32,421       -       116,755
Exploration expense                     -       53,975       -        53,975
General and administrative expense    9,503     11,617     1,367      22,487
Gain on sale of property and
  insurance settlement                  -      (66,463)      -       (66,463)
                                   --------  ---------  --------  ----------
Operating income (loss)            (105,725)     2,287    (1,367)   (104,805)
Interest expense                     (2,693)    (1,887)   (1,247)     (5,827)
Interest and other income            11,769      2,297       -        14,066
Income tax provision                    -          -      34,942)    (34,942)
                                  ---------  ---------  --------  ----------
Net income (loss)                 $ (96,649) $   2,697  $(37,556) $ (131,508)
                                  =========  =========  ========  ==========
Capital expenditures, net         $      33  $  46,183a $    -    $   46,216
                                  =========  =========  ========  ==========
Total  assets                     $ 114,013  $ 181,279  $  4,032  $  299,324
                                  =========  =========  ========  ==========


                                   Sulphur   Oil & Gas   Other      Total
                                  ---------  ---------  --------  ----------
                                                 (In Thousands)
1999
Revenues                          $ 189,687  $  54,344  $    -    $  244,031
Production and delivery costs       172,057     16,491       -       188,548
Depreciation and amortization         6,426     30,633       -        37,059
Exploration expense                     -        6,411       -         6,411
General and administrative expense    7,629      4,081     3,297      15,007
Gain on sale of property               (555)    (2,550)      -        (3,105)
                                  ---------  ---------  --------  ----------
Operating income (loss)               4,130       (722)   (3,297)        111
Interest expense                        -         (300)     (379)       (679)
Interest and other income               352        396       -           748
Income tax provision                    -          (12)      (59)        (71)
                                  ---------  ---------  --------  ----------
Net income (loss)                 $   4,482  $    (638) $ (3,735) $      109
                                  =========  =========  ========  ==========
Capital expenditures, net         $   7,933  $  17,138a $    -    $   25,071
                                  =========  =========  ========  ==========
Total  assets                     $ 160,284  $ 104,743  $ 36,254b $  301,281
                                  =========  =========  ========  ==========

1998
Revenues                          $  24,276  $  21,626  $    -    $   45,902
Production and delivery costs        23,096      4,632       -        27,728
Depreciation and amortization           573     17,160       -        17,733
Exploration expense                     -       14,533       -        14,533
General and administrative expense    1,267      4,412       -         5,679
Gain on sale of property                -         (447)      -          (447)
                                  ---------  ---------  --------  ----------
Operating loss                         (660)   (18,664)      -       (19,324)
Interest expense                        -         (188)      (50)       (238)
Interest and other income               132      1,314       -         1,446
                                  ---------  ---------  --------  ----------
Net loss                          $    (528) $ (17,538) $    (50) $  (18,116)
                                  =========  =========  ========  ==========
Capital expenditures, net         $   3,087  $  41,238a $    -    $   44,325
                                  =========  =========  ========  ==========
Total assets                      $ 190,310  $  90,485  $ 39,593b $  320,388
                                  =========  =========  ========  ==========


(a) Includes oil and gas exploration and development costs incurred. Amounts do not include geological and geophysical and other nondrilling exploration costs totaling $24.8 million in 2000, $4.8 million in 1999 and $5.4 million in 1998.
(b) Represents assets held by the parent company, the most significant of which include McMoRan's deferred tax asset and certain prepaid pension benefits.

13. SUPPLEMENTARY OIL AND GAS INFORMATION
McMoRan's oil and gas exploration, development and production activities are conducted in the offshore Gulf of Mexico and onshore Gulf Coast areas of the United States. Supplementary information presented below is prepared in accordance with requirements prescribed by SFAS 69 " Disclosures about Oil and Gas Producing Activities."

Oil and Gas Capitalized Costs.

                                        Years Ended
                                        December 31,
                                    --------------------
                                      2000        1999
                                    --------    --------
                                       (In Thousands)
Unevaluated  properties, including
   drilling in-progress             $ 52,365    $  9,702
Evaluated                            134,532     127,344
                                    --------    --------
Subtotal                             186,897     137,046
Less accumulated depreciation,
 depletion and amortization          (70,785)    (40,419)
                                    --------    --------
Net oil and gas properties          $116,112    $ 96,627
                                    ========    ========

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

                                 Years Ended December 31,
                             --------------------------------
                               2000        1999        1998
                             --------     -------     -------
                                      (In Thousands)
Acquisition of properties:
  Proved                     $    -       $34,172     $ 5,037
  Unproved                     45,838       2,388         103
Exploration costs             106,488      12,000      19,006
Development costs              12,910      10,764      27,554
                             --------     -------     -------
                             $165,236     $59,324     $51,700
                             ========     =======     =======

Proved Oil and Gas Reserves (Unaudited). Proved oil and gas reserves at December 31, 2000 have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC), which require such estimates to be based upon existing economic and operating conditions. All estimates of oil and gas reserves are inherently imprecise and subject to change as new technical information about the properties is obtained. Additionally, SEC regulations require the use of certain restrictive definitions based on a concept of "reasonable certainty" in the determination of proved oil and gas reserves and related cash flows. A substantial portion of McMoRan's proved reserves as of December 31, 2000 are represented by new discoveries. The estimates of proved reserves using the SEC definitions results in limited proved reserves assigned to new discoveries which have not been delineated by drilling or placed on production. Consequently, management does not consider these estimates to be reflective of the ultimate recoverable volumes attributable to McMoRan's properties, and cautions against the simplistic use of the reserve quantity and "standardized measure" information shown below. Substantially all of McMoRan's proved reserves, including the 3,668,000 barrels of oil acquired at Main Pass on November 17, 1998, are located offshore in the Gulf of Mexico. Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet.

                                           Oil                   Gas
                                   -------------------  ----------------------
                                    2000   1999   1998   2000    1999    1998
                                   -----  -----  -----  ------  ------  ------
Proved reserves:
  Beginning of year                5,245  3,996    463  62,575  58,461  40,234
  Revisions of previous estimates    789  1,823     14  (3,782) (1,102)  4,111
  Discoveries and extensions       1,388    746     68  35,468     589  18,788
  Production                      (1,152)(1,354)  (304) (8,291)(14,026) (8,634)
  Sale of reserves                  (763)    (5)   -   (29,128) (7,112)    -
  Purchase of reserves               -       39  3,755     -    25,765   3,962
                                   -----  -----  -----  ------  ------  ------
  End of year                      5,507  5,245  3,996  56,842  62,575  58,461
                                   =====  =====  =====  ======  ======  ======
Proved developed reserves:
  Beginning of year                4,499  3,984    383  61,630  39,428  23,086
                                   =====  =====  =====  ======  ======  ======
  End of year                      4,843  4,499  3,984  35,584  61,630  39,428
                                   =====  =====  =====  ======  ======  ======

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited).
McMoRan's standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide for the use of year-end oil and gas prices in the projection of future net cash flows. Future income taxes were determined using applicable tax rates and future tax deductions, discounted to present value on a year-by-year basis.

                                                  December 31,
                                             ----------------------
                                                2000        1999
                                             ---------    ---------
                                                 (In Thousands)
Future cash inflows                          $ 725,908    $ 267,804
Future costs applicable to future cash flows:
  Production costs                            (107,298)     (87,744)
  Development and abandonment costs            (80,199)     (30,795)
                                             ---------    ---------
Future net cash flows before income taxes      538,411      149,265
Future income taxes                            (75,818)         -
                                             ---------    ---------
Future net cash flows                          462,593      149,265
Discount for estimated timing of
 net cash flows (10% discount rate)            (93,602)     (34,144)
                                             ---------    ---------
                                             $ 368,991    $ 115,121
                                             =========    =========

Changes in Standardized Measure of Discounted Future Net Cash
Flows From Proved Oil and Gas Reserves (Unaudited).

                                                  Years Ended December 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  --------
                                                      (In Thousands)
Beginning of year                              $ 115,121  $  67,451  $ 45,623
Revisions:
  Changes in prices                              108,313     26,745    (9,128)
  Accretion of discount                           11,512      6,745     4,562
   Other changes, including revised
      estimates of development
      costs and rates of production               (2,649)     1,031     1,029
Discoveries and extensions, less related costs   264,320      6,135    10,273
Development costs incurred during the year         9,056     14,590    24,007
Change in future income taxes                    (60,477)       -         -
Revenues, less production costs                  (33,837)   (37,853)  (16,994)
Sale of reserves in place                        (42,368)    (5,260)      -
Purchase of reserves in place                        -       35,537     8,079
                                               ---------  ---------  --------
End of year                                    $ 368,991  $ 115,121  $ 67,451
                                               =========  =========  ========


14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                  Net Income
                                                               (Loss) per Share
                                      Operating        Net      --------------
                         Revenues    Income(Loss)  Income(Loss) Basic  Diluted
                        ----------   -----------   -----------  -----  -------
                               (In Thousands, Except Per Share Amounts)
2000
1st Quarter             $  52,884     $ (15,820)    $ (17,004)  $(1.36) $(1.36)
2nd Quarter                52,469      (105,046)a    (137,392)a  (9.11)  (9.11)
3rd Quarter                48,258        26,650 c      25,447     1.61    1.60
4th Quarter                48,166       (10,589)d      (2,559)   (0.16)  (0.16)
                        ---------     ---------     ---------
                        $ 201,777     $(104,805)    $(131,508)   (8.88)  (8.88)
                        =========     =========     =========

1999
1st Quarter             $  62,111     $   1,895     $   1,314    $0.09  $ 0.09
2nd Quarter                63,289         1,067           839     0.06    0.06
3rd Quarter                60,102        (1,968)       (1,271)   (0.10)  (0.10)
4th Quarter                58,529          (883)         (773)   (0.06)  (0.06)
                        ---------     ---------     ---------
                        $ 244,031     $     111     $     109     0.01    0.01
                        =========     =========     =========


a. Includes charges totaling $78.1 million as a result of McMoRan's decision to exit its sulphur mining operations.
b.  Reflects a $34.9 million income tax provision charge (see
  Notes 3 and 8) associated with McMoRan's decision to exit active participation in the sulphur business.
c. Includes a $43.2 million gain on the sale of McMoRan's interests in Brazos Block A-19 ($40.1 million) and Vermilion Block 408 ($3.1 million).
d. Includes a $23.3 million gain from the settlement of McMoRan's business interruption insurance claim for Brazos Block A-19.

    During the second and third quarters of 2000, McMoRan presented its sulphur segment as a discontinued operation. As a result of McMoRan's announced intention to contribute its sulphur transportation, logistics and marketing assets to form a joint venture (Note 3), McMoRan has restated its interim financial information to include the sulphur segment in its consolidated results. The following table presents the reported results of operations filed with the SEC during the periods presented, which disclosed the sulphur segment as a discontinued operation.


                                                                  Net Income
                                                               (Loss) per Share
                                      Operating        Net      --------------
                         Revenues    Income(Loss)  Income(Loss) Basic  Diluted
                        ----------   -----------   -----------  -----  -------
                               (In Thousands, Except Per Share Amounts)
2000
2nd Quarter             $  15,720    $   (12,204)   $ (137,392) $(9.11) $(9.11)
3rd Quarter                14,238         28,113        25,447    1.61    1.60

1999
2nd Quarter             $  13,850    $    (2,024)   $      839  $ 0.06  $ 0.06
3rd Quarter                13,779         (1,242)       (1,271)  (0.10)  (0.10)


Item  9.   Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure

     Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "Information
About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001
Annual Meeting to be held on May 3, 2001 is incorporated by reference.

Item 11.  Executive Compensation

     The information set forth under the captions "Director
Compensation" and "Executive Officer Compensation" of the Proxy
Statement submitted to the stockholders of the registrant in connection with its 2001 Annual Meeting to be held on May 3, 2001 is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Common Stock
Ownership of Certain Beneficial Owners" and "Common Stock
Ownership of Directors and Executive Officers" of the Proxy
Statement submitted to the stockholders of the registrant in connection with its 2001 Annual Meeting to be held on May 3, 2001 is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the captions "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001 Annual
Meeting to be held on May 3, 2001 is incorporated by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1). Financial Statements. Reference is made to Item 8 hereof.

(a)(2).   Financial Statement Schedules.  Following is schedule
     II - Valuation and Qualifying Accounts and the related
     Report of Independent Public Accountants.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included in McMoRan
Exploration Co.'s annual report to shareholders included elsewhere in this Form 10-K and have issued our report thereon dated March 16, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule that follows is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                            /s/ Arthur Andersen LLP

New Orleans, Louisiana
  March 16, 2001

Schedule II - Valuation and Qualifying Accounts


                                        Additions
                                 ----------------------
                     Balance at  Charged to  Charged to   Other       Balance
                      Beginning   Costs and    Other       Add        at End
                       of Year     Expense    Accounts   (Deduct)     of Year
                     ----------  ----------  ----------  --------    ---------
                                    (In Thousands)
Reclamation and mine
 shutdown reserves:
2000
----
Sulphur a           $     47,988  $ 40,887    $   -     $(19,688)    $ 69,187
Oil                       10,976       682        -        4,322 b     15,980
                    ------------  --------    -------   --------     --------
                    $     58,964  $ 41,569    $   -     $(15,366)    $ 85,167
                    ============  ========    =======   ========     ========

1999
----
Sulphur             $     56,597  $  1,878    $   -     $(10,487) c  $ 47,988
Oil                        9,986     1,061        -          (71) d    10,976
                    ------------  --------    -------   --------     --------
                    $     66,583  $  2,939    $   -     $(10,558)    $ 58,964
                    ============  ========    =======   ========     ========
1998
----
Sulphur             $        -    $    100    $   -     $ 56,497 e   $ 56,597
Oil                          584     1,100        -        8,302 f,g    9,986
                    ------------  --------    -------   --------     --------
                    $        584  $  1,200    $   -     $ 64,799     $ 66,583
                    ============  ========    =======   ========     ========


a. Reflects the decision to cease production from the Main Pass sulphur mine. All remaining unaccrued reclamation costs associated with the Main Pass sulphur mine and related facilities have been accrued. Costs incurred primarily reflect the commencement of reclamation activities at the Main Pass sulphur mine ($13.7 million) and related facilities ($2.0 million) and the final reclamation activities at the Culberson sulphur mine in West Texas ($3.4 million). The remaining costs are associated with the Caminda and Grand Ecaille sulphur mines.
b. Includes the liabilities assumed in connection with the acquisition of the Eugene Island Blocks 193/208/215 field ($3.9 million), the Eugene Island Block 106 field ($1.9 million) and $0.2 million associated with properties acquired from Shell.
     These assumed liabilities were partially offset by a decrease of $1.7 million in the assumed liability at Vermilion Block 144.
c. Reflects reclamation and abandonment costs incurred during 1999, primarily associated with efforts ongoing at the Culberson mine ($9.1 million).
d.   Includes the sale of McMoRan's interest in the Vermilion
     Block 410 field ($1.1 million) offset in part by the purchase of additional ownership interest in the Vermilion Block 144 platform
     ($1.0 million).
e. Includes the liabilities assumed in connection with the acquisition of Freeport Sulphur's operations.
f. Includes the $7.0 million liability assumed in connection with the acquisition of Freeport Sulphur's oil operations at Main Pass.
g. Includes the $1.3 million liability assumed in connection with the acquisition of the platform at Vermilion Block 144.

                      ____________________

     No other schedules have been included because they are not required, not applicable or the information has been included elsewhere herein.

(a)(3). Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b). Reports on Form 8-K. During the last quarter covered by this report and as of March 21, 2001, the registrant filed six Current Reports on Form 8-K reporting events under Item
     5.  The reports were dated November 6, 2000, November 21,
     2000, December 5, 2000, January 3, 2001, February 26, 2001
     and March 7, 2001. Additionally, the registrant filed a Current Report on Form 8-K reporting events under Items 5 and 7 on February 8, 2001.


                         SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2001.

                              McMoRan Exploration Co.

                              By:  /s/      Richard C.Adkerson
                                 ----------------------------------------
                                            Richard C. Adkerson
                                  Co-Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated, on March 21, 2001.

           *
  ------------------------      Co-Chairman of the Board
     James R. Moffett


  /s/ Richard C. Adkerson
  ------------------------      Co-Chairman of the Board, President
   Richard C. Adkerson              and Chief Executive Officer
                                   (Principal Executive Officer)


           *
  ------------------------      Vice Chairman of the Board and
       B. M. Rankin                       Director


  /s/ Nancy D. Parmelee         Senior  Vice  President,  Chief
  ------------------------      Financial Officer and Secretary
     Nancy D. Parmelee           (Principal Financial Officer)


            *
  ------------------------      Vice President and Controller
   C. Donald Whitmire, Jr.          - Financial Reporting
                                (Principal Accounting Officer)


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

  3.2     By-laws of McMoRan as amended
          effective February 1, 1999. (Incorporated by reference to Exhibit 3.2 to the McMoRan 1998 Form 10-K).

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

10.1      Main Pass 299 Sulphur and Salt Lease,
          effective May 1, 1988. (Incorporated by reference to Exhibit 10.3 to the Freeport Sulphur S-1).

10.2      Joint  Operating  Agreement by  and  between  Freeport-
          McMoRan  Resource  Partners, IMC-Fertilizer,  Inc.  and
          Felmont  Oil  Corporation, dated as  of  May  1,  1988.
          (Incorporated by reference to Exhibit 10.5 to the Freeport Sulphur S-1).

10.3      Agreement to Coordinate Operating Agreements  by  and
          between     Freeport-McMoRan    Resource    Partners,
          IMC-Fertilizer and Felmont Oil Corporation, dated  as
          of May 1, 1988. (Incorporated by reference to Exhibit
          10.6 to the Freeport Sulphur S-1).

10.4      Joint Operating Agreement by and
          between Freeport-McMoRan Resource Partners,
          IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of June 5, 1990. (Incorporated by reference to Exhibit 10.4 to the Freeport Sulphur S-1)

10.5      Amendment No. 1 to Joint Operating
          Agreement dated July 1, 1993 between Freeport McMoRan
          Resource Partners, IMC Fertilizer, Inc. and Homestake
          Sulphur Company.  (Incorporated by reference to Exhibit
          10.14 to McMoRan's 1999 Annual Report on Form 10-K (the
          McMoRan 1999 Form 10-K)).

10.6      Amendment No. 2 to Joint Operating
          Agreement dated November 30, 1993 between Freeport
          McMoRan Resource Partners, IMC Fertilizer, Inc. and
          Homestake Sulphur Company. (Incorporated by reference to Exhibit 10.15 in the McMoRan 1999 Form 10-K).

10.7      Processing and Marketing Agreement
          between the Freeport Sulphur (a division of Freeport-
          McMoRan Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement).
          (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).


10.8      Amendment Number 1 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.12 to the Freeport Sulphur S-1).

10.9      Amendment Number 2 to the Processing
          Agreement. (Incorporated by reference to Exhibit 10.13 to the Freeport Sulphur S-1).

10.10     Agreement for Sulphur Supply, as
          amended, dated as of July 1, 1993 among Freeport-
          McMoRan Resource Partners, IMC Fertilizer and
          IMC-Agrico Company (Sulphur Supply Agreement).
          (Incorporated by reference to Exhibit 10.9 to the Freeport Sulphur S-1).

10.11     Side letter with IGL regarding the
          Sulphur Supply Agreement. (Incorporated by reference to
          Exhibit 10.10 to the Freeport Sulphur S-1).

10.12     Services Agreement dated as of
          November 17, 1998 between McMoRan and FM Services
          Company. (Incorporated by reference to Exhibit 10.11 to McMoRan 1998 Form 10-K).

10.13     Participation Agreement between
          McMoRan Oil & Gas and Gerald J.  Ford dated as of
          December 15, 1997 (Incorporated by reference to Exhibit
          10.6 to the McMoRan Oil & Gas Co. (MOXY) 1997 10-K).

10.14     Offshore Exploration Agreement dated
          December 20, 1999 between Texaco Exploration and
          Production Inc. and McMoRan Oil & Gas. (Incorporated by reference to Exhibit 10.34 in the McMoRan 1999 Form 10-K).

10.15     Participation Agreement dated as of June 15,  2000  but
          effective  as of March 24, 2000 between McMoRan  Oil  &
          Gas    and    Halliburton   Energy    Services,    Inc.
          (Incorporated   by  reference  to  Exhibit   10.34   to
          McMoRan's Second-Quarter 2000 Form 10-Q).

10.16     Letter Agreement dated August 22, 2000
          between Devon Energy Corporation and Freeport Sulphur.
          (Incorporated by reference to Exhibit 10.36 to McMoRan's Third-Quarter 2000 Form 10-Q).

10.17 Exploration Agreement dated November 14, 2000 between McMoRan Oil & Gas LLC and Samedan Oil Corporation.

10.18     Amended and Restated Credit Agreement
          dated November 17, 1998 among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.29 to McMoRan 1998 Form 10-K).

10.19     Amendment to the amended and restated
          credit facility as of November 17, 1998, dated August
          11, 2000 among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.26 to McMoRan's Third Quarter 2000 Form 10-Q).

10.20     Amended and Restated Credit Agreement
          dated June 15, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second-
          Quarter 2000 Form 10-Q).

10.21     Asset Sale Agreement for Main Pass
          Block 299 between Freeport-McMoRan Resource Partners,
          Limited Partnership (Freeport-McMoRan Resource
          Partners) and Chevron USA, Inc. dated as of May 2,
          1990. (Incorporated by reference to Exhibit 10.2 to Freeport Sulphur's Registration Statement on Form S-1
          (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the Freeport Sulphur S-1)).

10.22     Asset Purchase Agreement between
          Freeport-McMoRan Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase
          Agreement). (Incorporated by reference to Exhibit 10.7 to the Freeport Sulphur S-1).


10.23     Amendment No. 1 to the Asset Purchase
          Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the Freeport Sulphur S-1).

10.24     Agreement for Purchase and Sale dated
          as of August 1, 1997 between FM Properties Operating
          Co. and McMoRan Oil & Gas (Incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K filed by
          McMoRan Oil & Gas dated as of September 2, 1997).

10.25     Asset Purchase Agreement dated
          effective December 1, 1999 between SOI Finance Inc.,
          Shell Offshore Inc. and McMoRan Oil & Gas.
          (Incorporated by reference to Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.26     Employee Benefits Agreement by and
          between Freeport-McMoRan Inc. and Freeport Sulphur.
          (Incorporated by reference to Exhibit 10.1 to Freeport
          Sulphur's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Freeport Sulphur 1997 10-K)).

          Executive and Director Compensation Plans and
          Arrangements (Exhibits 28 through 36)

10.28     McMoRan Adjusted Stock Award Plan.
          (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.29     McMoRan 1998 Stock Option Plan.
          (Incorporated by reference to Annex D to the McMoRan S-4).

10.30     McMoRan 2000 Stock Incentive Plan.
          (Incorporated by reference to Exhibit 10.5 to McMoRan's
          Second-Quarter 2000 Form 10-Q).

10.31     Stock Bonus Plan (Incorporated by
          reference from McMoRan's Registration Statement on Form
          S-8 (Registration No. 333-67963) filed with the SEC on
          November 25, 1998.

10.32     McMoRan 1998 Stock Option Plan for Non-
          Employee Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.33     McMoRan's Performance Incentive Awards
          Program as amended effective February 1, 1999.
          (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.34     McMoRan Financial Counseling and Tax
          Return Preparation and Certification Program, effective
          September 30, 1998. (Incorporated by reference to
          Exhibit 10.13 to McMoRan 1998 Form 10-K).

10.35     Agreement for Consulting Services
          between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services as of January 1, 1996);
          as amended on December 15, 1997 and on December 7, 1998.
          (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form
          10-K).

10.36     Supplemental  Agreement between FM  Services  and  B.M.
          Rankin, Jr. dated February 5, 2001.

12.1      Computation of Ratio of Earnings to
          Fixed Charges.  (Incorporated by reference to Exhibit
          12.1 of McMoRan's Form 8-K filed February 8, 2001).

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




