Form 10-Q
period 2001-03-31
MCMORAN EXPLORATION CO /DE/
filed 2001-05-08
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  March 31, 2001



                Commission File Number: 001-07791



                     McMoRan Exploration Co.


   Incorporated in Delaware                      72-1424200
                                               (IRS Employer
                                             Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


   Registrant's telephone number, including area code:(504)582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On March 31, 2001, there were issued and outstanding 15,854,722 shares of the registrant's Common Stock, par value $0.01 per share.



                     McMoRan Exploration Co.
                        TABLE OF CONTENTS

                                                           Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                         3

            Statements of Operations                         4

            Statements of Cash Flows                         5

            Notes to Financial Statements                    6

          Remarks                                            8

          Report of Independent Public Accountants           9

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      10

        Part II.  Other Information                         16

        Signature                                           17

        Exhibit Index                                       E-1

                     McMoRan Exploration Co.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.


                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                            March 31,    December 31,
                                              2001           2000
                                            ---------     ----------
                                                (In Thousands)
ASSETS
Cash and cash equivalents                   $   9,802     $  48,906
Accounts receivable                            39,469        37,537
Inventories                                     5,524        11,183
Prepaid expenses                                1,654           354
                                            ---------     ---------
Total current assets                           56,449        97,980
Property, plant and equipment, net            110,336       116,231
Sulphur business assets, net                   70,728        72,977
Other assets, including restricted cash
   of $3.5 million                             12,612        12,136
                                            ---------     ---------
Total assets                                $ 250,125     $ 299,324
                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                            $  41,884     $  39,249
Accrued liabilities                            38,922        45,933
Borrowings outstanding on sulphur
  credit facility                              57,000        46,000
Current portion of accrued sulphur
  reclamation costs                             1,311        15,548
Current portion of accrued oil and gas
  reclamation costs                               599           -
Other                                             260         1,274
                                            ---------     ---------
  Total current liabilities                   139,976       148,004
Accrued sulphur reclamation costs              57,860        53,639
Accrued oil and gas reclamation costs          15,561        15,980
Other long-term liabilities                    22,480        22,524
Stockholders' equity                           14,248        59,177
                                            ---------     ---------
Total liabilities and stockholders' equity  $ 250,125     $ 299,324
                                            =========     =========


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)


                                         Three Months Ended
                                              March 31,
                                         -------------------
                                           2001       2000
                                         --------   --------
                                        (In Thousands, Except
                                          Per Share Amounts)
Revenues                                 $ 43,476   $ 52,884
Costs and expenses:
Production and delivery costs              45,264     42,987
Depreciation and amortization               5,340      9,040
Exploration expenses                       35,426     12,044
General and administrative expenses         4,925      4,633
                                         --------   --------
  Total costs and expenses                 90,955     68,704
                                         --------   --------
Operating loss                            (47,479)   (15,820)
Interest expense                           (1,626)    (1,210)
Other income, net                           4,317         26
                                         --------   --------
Net loss                                 $(44,788)  $(17,004)
                                         =========  ========

Basic and diluted net loss per share
of common stock                            $(2.83)    $(1.36)
                                           ======     ======
Basic and diluted average common
shares outstanding                         15,851     12,480
                                           ======     ======

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF CASH FLOWS (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2001         2000
                                                 ---------    ---------
                                                      (In Thousands)
Cash flow from operating activities:
Net loss                                         $ (44,788)   $ (17,004)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                      5,340        9,040
  Exploration drilling and related expenditures     31,103        3,672
  Noncash sulphur inventory writedown                5,396        1,687
  Change in assets and liabilities:
  Reclamation and mine shutdown expenditures        (8,098)      (1,095)
  Other                                               (331)         506
  (Increase) decrease in working capital
    Accounts receivable                              4,422       (3,326)
    Accounts payable and accrued liabilities        (8,677)      12,342
    Inventories and prepaid expenses                (1,037)      (4,418)
                                                 ---------    ---------
Net cash provided by (used in) operating
 activities                                        (16,670)       1,404
                                                 ---------    ---------

Cash flow from investing activities:
Exploration, development and other
  capital expenditures                             (34,610)      (2,134)
Purchase of oil and gas interests                      -        (38,650)
Proceeds from disposition of assets                  1,000          -
                                                 ---------    ---------
Net cash used in investing activities              (33,610)     (40,784)
                                                 ---------    ---------

Cash flow from financing activities:
Net borrowings on sulphur credit facility           11,000       31,202
Proceeds from long-term debt, net                      -         20,000
Purchase of McMoRan common stock                       -        (11,054)
Other                                                  176         (768)
                                                 ---------    ---------
Net cash provided by financing activities           11,176       39,380
                                                 ---------    ---------
Net decrease in cash and cash equivalents          (39,104)         -
Cash and cash equivalents at beginning of year      48,906          -
                                                 ---------    ---------
Cash and cash equivalents at end of period       $   9,802    $     -
                                                 =========    =========

The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.   DECISION TO EXIT SULPHUR OPERATIONS
In July 2000, McMoRan undertook a plan to exit its sulphur mining operations and to sell its remaining sulphur transportation, logistics and marketing assets. Main Pass sulphur mine production ceased on August 31, 2000. McMoRan has retained the services of Chase Securities Inc. to assist it in the marketing of its sulphur transportation and marketing assets to third parties (see below).

     On February 26, 2001, McMoRan announced it had entered into a letter of intent with Savage Industries Inc. to form a joint venture, which would own and operate McMoRan's recovered sulphur business. The intended terms provide that McMoRan and Savage would each own a 50 percent interest in the joint venture. McMoRan would contribute the assets currently comprising its sulphur transportation, marketing and terminaling business to the new joint venture. The joint venture would operate these assets and would continue to serve both producers and consumers of sulphur. It is expected that the joint venture would enter into new long-term service agreements with major U.S. oil refiners and gas processors to provide off-take security and market access for their sulphur by-product.

    The terms of the letter of intent contemplate Savage contributing cash to the joint venture and becoming its operator. The joint venture would use the new contracts to be completed with sulphur producers to secure financing. It is expected that the joint venture would distribute at least $55 million in cash to McMoRan at closing of the contemplated transaction. McMoRan will use the proceeds from the transaction to repay borrowings under its sulphur credit facility, which totaled $57 million at March 31, 2001.

    The transaction completion is subject to securing joint venture financing arrangements, completion of definitive agreements, board approvals and certain other approvals. Upon formation of the joint venture McMoRan's transportation, logistics and marketing assets would be contributed to the joint venture and thus be eliminated from McMoRan's consolidated balance sheet and McMoRan would account for its interest in the joint venture using the equity method of accounting. The reclamation obligations associated with McMoRan's nonoperating sulphur mining facilities will not be included in the contemplated joint venture transaction.

    For additional information about the proposed joint venture and the sulphur credit facility see Notes 3 and 9 of the "Notes To Financial Statements" included in McMoRan's 2000 Annual Report on Form 10-K. Also refer to "Decision to Exit Sulphur Operations" and "Capital Resources and Liquidity" included in Items 7 and 7a "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" also included within McMoRan's 2000 Annual Report on Form 10-K.

2.   EARNINGS PER SHARE
Basic and diluted net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. The diluted net loss per share calculation excluded options representing 82,000 shares of common stock during the first quarter of 2001 and 309,000 shares of common stock in the first quarter of 2000 that otherwise would have been included in the calculation of diluted loss per share but were excluded as anti-dilutive considering the net loss incurred during the periods presented.

     Outstanding options to purchase 1,841,000 shares of common stock, at an average exercise price of $18.62 per share during the first quarter of 2001 and 461,000 shares of common stock, at an average exercise price of $22.20 per share during the first quarter of 2000 were not included in the computation of diluted net loss per share. These options were excluded because their exercise prices were greater than the average market price during the periods presented.

3.  FINANCIAL CONTRACTS
Effective January 1, 2001, McMoRan adopted Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

     McMoRan's use of financial contracts to manage risks has been limited. McMoRan's only current contracts involve forward sales contracts for oil produced at Main Pass in view of the required production costs at the field. During the first quarter of 2001, McMoRan settled Main Pass-related oil forward sales contracts covering 24,000 barrels of oil at a cost of $0.2 million, which reduced McMoRan's oil revenues. At March 31, 2001, McMoRan had remaining Main Pass oil forward sales contracts for 72,000 barrels of oil, all of which will be settled by December 31, 2001. The fair value of these oil forward sales contracts totaled ($0.5) million at March 31, 2001 and they are recorded in "Accrued liabilities" in the accompanying balance sheet. McMoRan recorded a total of $35,000 during the first quarter of 2001 as a reduction in its oil revenues as a result of hedge ineffectiveness associated with its Main Pass oil forward sales contracts, including a $27,000 cumulative effect adjustment to record the ineffectiveness associated with these contracts upon McMoRan's adoption of SFAS 133 on January 1, 2001. McMoRan recorded unrealized losses to Accumulated Other Comprehensive Loss totaling ($0.4) million at March 31, 2001.

     McMoRan had no items of other comprehensive income in the first quarter of 2000. McMoRan's first-quarter 2001 total comprehensive loss follows (in thousands):

     Net loss                                     $(44,788)
     Other comprehensive loss:
     Cumulative effect loss of change in
       accounting principle                           (492)
     Change in unrealized derivatives' fair value     (172)
     Reclass to earnings                               221
                                                  --------
     Total comprehensive loss                     $(45,231)
                                                  ========

4. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan's ratio of earnings to fixed charges calculation resulted in shortfalls of $3.5 million for the first quarter of 2001 and $3.2 million for the first quarter of 2000. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

5. BUSINESS SEGMENTS
McMoRan has two operating segments: "oil and gas" and "sulphur." McMoRan's oil and gas are produced offshore in the Gulf of
Mexico.   The sulphur business segment includes purchasing,
transporting, terminaling, processing and marketing of recovered sulphur, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Additionally, Frasch sulphur was produced at the Main Pass mine located 32 miles offshore Louisiana, until August 31, 2000. The segment data presented below were prepared on the same basis as the consolidated McMoRan financial statements.

                                   Oil & Gas   Sulphur   Other      Total
                                   ---------  ---------  -------  ---------
                                               (In Thousands)
First Quarter of 2001
Revenues                           $  15,798  $  27,678  $   -    $  43,476
Production and delivery                9,784     35,480      -       45,264
Depreciation and amortization          3,091      2,249      -        5,340
Exploration expenses                  35,426        -        -       35,426
General and administrative expenses    2,631      1,409      885      4,925
                                   ---------  ---------  -------  ---------
Operating loss                       (35,134)   (11,460)    (885)   (47,479)
Interest expense                        (268)    (1,358)     -       (1,626)
Other income                             336      3,951       30      4,317
                                   ---------  ---------  -------  ---------
Net loss                           $ (35,066) $  (8,867) $  (855) $ (44,788)
                                   =========  =========  =======  =========
Capital expenditures               $  34,610  $     -    $   -    $  34,610
                                   =========  =========  =======  =========
Total assets                       $ 148,308  $  97,339  $ 4,478  $ 250,125
                                   =========  =========  =======  =========

                                   Oil & Gas   Sulphur    Other     Total
                                   ---------  ---------  -------  ---------
                                               (In Thousands)
First Quarter of 2000
Revenues                           $  17,005  $  35,879  $   -    $  52,884
Production and delivery                7,076     35,911      -       42,987
Depreciation and amortization          6,806      2,234      -        9,040
Exploration expenses                  12,044        -        -       12,044
General and administrative expenses    1,893      1,929      811      4,633
                                   ---------  ---------  -------  ---------
Operating loss                       (10,814)    (4,195)    (811)   (15,820)
Interest expense                        (534)      (676)     -       (1,210)
Other income                              16         10      -           26
                                   ---------  ---------  -------  ---------
Net loss                           $ (11,332) $  (4,861) $  (811) $ (17,004)
                                   =========  =========  =======  =========
Capital expenditures               $   2,099  $      35  $   -    $   2,134
                                   =========  =========  =======  =========
Total  assets                      $ 150,140  $ 160,727  $36,592a $ 347,459
                                   =========  =========  =======  =========


(a) Represents assets held by the parent company, the most significant of which include McMoRan's previously reported deferred tax assets (which were charged to expense in the second quarter of 2000) and certain prepaid pension benefits.

6. SUBSEQUENT EVENTS
In late April 2001 McMoRan amended its sulphur credit facility to extend its maturity through the earlier of the completion of the proposed joint venture transaction (Note 1) or August 31, 2001. In connection with the extension of the facility, McMoRan has agreed to certain fees and an increase of approximately 150 basis points in the applicable borrowing rate. McMoRan also has agreed that, if the sulphur facility is not repaid by August 31, 2001, its oil and gas subsidiary will purchase at fair market value the Main Pass oil interest held by Freeport Sulphur LLC (Freeport Sulphur). The related purchase price would be determined based on an independent engineer's estimate of cash flows from this field's remaining oil reserves, with the proceeds used to reduce amounts then outstanding under the sulphur credit facility. For additional information regarding McMoRan's sulphur facility see
Note 9 "Halliburton Alliance and Long-Term Debt" included in its 2000 Annual Report on Form 10-K.

Also in late April 2001, Homestake Sulphur Company LLC agreed to transfer its sulphur and oil interests in Main Pass Block 299 to Freeport Sulphur. Under terms of the approved transaction, upon consummation Freeport Sulphur will receive $2.5 million in cash and Homestake's 16.7 percent interest in the Main Pass oil field and sulphur mine for assuming Homestake's future Main Pass reclamation obligations associated with the related facilities. There will be no gain or loss recorded by McMoRan on this transaction.

                        -----------------
                            Remarks

The information furnished herein should be read in conjunction with McMoRan's financial statements contained in its 2000 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of March 31, 2001, and the related statements of operations and cash flow for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of McMoRan Exploration Co. as of December 31, 2000, and the related statements of operations, cash flows and stockholders' equity for the year then ended (not presented herein), and, in our report dated March 16, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                   /S/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 19, 2001 (except with
respect to Note 6 as to which
the date is April 30, 2001)

Item 2.Management's Discussion and Analysis of Financial Condit ion and Results of Operations.

OVERVIEW
  We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region and in the purchasing, transporting, terminaling, processing and marketing of recovered sulphur. We became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC and Freeport-McMoRan Sulphur LLC (Freeport Sulphur) became our wholly owned subsidiaries.

OPERATIONAL ACTIVITIES
        The following are significant recent operational activities:
Exploration Activities:
Eugene Island Block 97.   Drilling of the Eugene Island Block
97 (Thunderbolt) No. 2 exploratory well commenced in February
2001. As previously announced, the well has encountered approximately 110 feet of net gas pay through a vertical depth of 14,880 feet. We have logged an additional 50 feet of net pay at 15,300 feet bringing the total net pay encountered by this well to approximately 160 feet. The well has reached its planned total depth of approximately 15,900 feet and protective casing has been set over a portion of the well. The close proximity of the No. 2 well to the existing production facilities will allow it to be put on production quickly. The Thunderbolt No. 1 well was drilled and evaluated in the fourth quarter of 2000. This discovery was developed rapidly, with initial production commencing four months subsequent to its discovery. The Thunderbolt No. 1 well is currently flowing at a gross daily rate of approximately 15 million cubic feet of gas equivalent (Mmcfe/d), 4 Mmcfe/d net to our interest. We have an approximate 38.0 percent working interest and 27.4 percent net revenue interest in the Thunderbolt prospect, which is located in 27 feet of water approximately 25 miles offshore Louisiana. Additional wells are planned at both the Thunderbolt prospect, and the Hornung prospect at Eugene Island Block 108, which is south of and adjacent to Block 97.

Louisiana State Lease 340. In October 2000, we commenced drilling the Louisiana SL 340 #1 well (Mound Point prospect) under a turnkey drilling contract with a contract depth of
approximately 18,500 feet.    The well encountered mechanical
difficulties prior to reaching contract depth and, after considerable effort to complete drilling of the well, the turnkey operator terminated the turnkey contract. We were not responsible for any of the drilling costs for the No. 1 well since its contract depth was not reached. In February 2001, drilling commenced on the Mound Point No. 2 exploratory well under a day-rate contract. The well is currently drilling below 14,500 feet and has a planned total depth of 18,500 feet. The Mound Point prospect is situated on part of 62,000 acres previously held by Texaco and is located in less than 10 feet of water. Existing production facilities located in fields in
the area could accommodate production from this prospect.   We
have rights to earn an approximate 30.4 percent working interest and a 22.8 percent net revenue interest in the unit for the No. 2 well.

Grand Isle Block 2 and West Delta Blocks 1/12/13. In September 2000, drilling commenced at the West Delta Block 12 No. 1 well (Intruder-N. Prowler prospect). The well was drilled to a total depth of approximately 18,800 feet. In mid-February 2001, after flow testing and evaluating the results of multiple potentially productive zones within the well, we concluded the well did not
contain commercial quantities of hydrocarbons.   The well has
been temporarily abandoned and its permanent abandonment is planned. Accordingly, we charged $12.1 million of exploratory drilling and related costs associated with this well to exploration expense during the first quarter of 2001.

Garden Banks Block 272. In November 2000, we commenced drilling the Garden Banks Block 272 No. 1 exploratory well (Crete prospect). In early March 2001, the well reached a total depth of approximately 22,000 feet and subsequent evaluations indicated that the well did not contain commercial quantities of hydrocarbons. The well has been plugged and abandoned. Accordingly, we recorded a $17.7 million charge to exploration expense during the first quarter of 2001 for the well's drilling and related costs. We control approximately 17,280 acres in the Crete area, and are evaluating the data derived from drilling the No. 1 exploratory well to determine if future activities on the prospect are warranted.

Lease Sale. We were the high bidder on three leases at the Minerals Management Service's (MMS) Central Gulf of Mexico
Lease Sale 178-1 held in March 2001.  The bids, totaling
$780,000, were for the leases encompassing Eugene Island Block
216, Vermilion Block 208 and South Marsh Island Block 183, all of which are adjacent to blocks we currently control. Our bid on Eugene Island Block 216 has been accepted by the MMS and we anticipate the others will be accepted in the near future. The bids on these lease blocks are examples of our continued focus of adding to our existing lease acreage by purchasing, farming-in or participating in leases adjacent to our existing lease inventory, specifically, where we have identified large geological structures which are known to contain productive horizons.

Future Drilling Prospects. We expect to drill exploratory wells on nine prospects during the remainder of 2001. During the second quarter, we plan to commence drilling at Viosca Knoll Block 863, (Marguarita), West Cameron Block 624 (Barite) and Louisiana SL 340 (Lighthouse-Shallow), where we plan to drill a 12,500 foot test well. We also expect to commence drilling the Hornung prospect at Eugene Island Block 108 in the third quarter of 2001, as noted above. This schedule is subject to change because of many factors that are beyond our control, including but not limited to unforeseen rig delays and adverse weather conditions. Additional prospects may be included in our near-term exploration plans as we continue to evaluate our 667,000-acre lease position.

Development Activities:
Eugene Island Block 193. The development of the Eugene Island Block 193 (North Tern Deep) No. 3 well, discovered in late December 2000, is proceeding as planned. The production structure and pipeline have been installed and a rig has been scheduled for well completion work. Production from this well will be flowed to the Eugene Island Block 193 "A" platform. Initial production from the North Tern Deep No. 3 well is anticipated in June 2001, with current expectations of an initial gross flow rate approximating 60 Mmcfe/d of gas. Halliburton Company has elected to participate in this prospect under terms of our previously announced alliance. Accordingly, Halliburton will pay us 20 percent of the McMoRan exploration program's prospect acquisition, exploration and development costs and will receive 20 percent of the McMoRan program's interest until payout and 6 percent thereafter. In mid-April 2001 we received $2.9 million from Halliburton representing its 20 percent share of the McMoRan program's costs incurred through Halliburton's election date. Pursuant to Halliburton's election, our net revenue interest in the North Tern Deep prospect currently totals approximately 33.4 percent until payout, at which time it will increase to approximately 39.7 percent.

Vermilion Blocks 195/196/197, Ship Shoal Block 296 and Main Pass Blocks 86/97. Installation of the production facilities at the Vermilion Block 196 (Lombardi) No. 2 well and at the Ship Shoal Block 296 (Raptor) No. 1 well have been completed. Development is also progressing at the Main Pass Block 86 (Shiner) Nos. 1 and 2 wells. We currently anticipate initial production from these prospects during the third quarter of 2001. We have a 47.5 percent working interest and a 34.2 percent net revenue interest in the Lombardi prospect, which was discovered in August of 2000 and is located in 115 feet of water approximately 50 miles offshore Louisiana. We hold a 61.8 percent working interest and a 43.5 percent net revenue interest in the Raptor prospect, which was discovered in June 2000 and is located in 260 feet of water approximately 62 miles offshore Louisiana. We have a 71.3 percent working interest and a 51.3 percent net revenue interest in the Shiner prospect, which was discovered in the fourth quarter of 2000, and is located in 70 feet of water approximately 45 miles offshore Louisiana. When all three of these prospects commence production, we anticipate that the initial gross flow rates from these fields could approximate 90 Mmcfe/d, 44 Mmcfe/d net to our interests

The production from these prospects coupled with current production and the addition of the Thunderbolt and North Tern Deep prospects, should increase our net daily production initially to approximately 100 Mmcfe/d. The current expectations for our average net daily production rates for the remainder of 2001 are approximately 30 Mmcfe/d in the second quarter, 75 Mmcfe/d during the third quarter and averaging approximately 100 Mmcfe/d during the fourth quarter of 2001. In addition, we expect production from our Main Pass 299 field (see below) to average approximately 2,500 barrels per day or 15 Mmcfe/d, net to our interests, for the remainder of 2001.

Main Pass Block 299. The Main Pass field was shut-in during February 2001 for certain platform and equipment maintenance. Production from Main Pass was restored in early March 2001.
Gross daily production from the facility averaged 5,500 barrels per day in April 2001 and is currently producing 4,400 barrels per day. The field is expected to average a sustained gross production rate of approximately 5,000 barrels per day, its approximate producing rate prior to being shut-in, for the remainder of 2001. We currently have an approximate 69.5 percent net revenue interest at Main Pass, which is located in 210 feet of water 32 miles offshore Louisiana. We have agreed to a transfer of Homestake Sulphur Company LLC's interests in Main Pass (Note 6), that upon consummation will increase our net revenue interest to approximately 83.3 percent. The net revenue interest at Main Pass is subject to a 25 percent overriding royalty interest that is limited to an approximate 50 percent net profits interest.

Eugene Island Blocks 193/208/215. We acquired an interest in this field from Texaco in early 2000. We subsequently re-established production from the field during the second quarter of 2000, which allowed us to maintain the lease and to drill the North Tern Deep exploratory well discussed above. In the fourth quarter of 2000, we performed an extensive review of the "B" platform wells, including a cased-hole log run in the B-2 well, which indicated four previously unproduced reservoirs between 11,500 and 12,000 feet. In the first quarter of 2000 we completed certain remedial and recompletion work on the B-1 and B-2 wells, and the well's gross production currently approximates 10 Mmcfe/d. We hold an approximate 53.4 percent working interest and 42.9 percent net revenue interest in this prospect, which is located in 90 feet of water, approximately 50 miles offshore Louisiana.

RESULTS OF OPERATIONS
     We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass. Our sulphur segment includes purchasing, transporting, terminaling, processing and marketing of recovered sulphur, utilizing our extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. We also produced Frasch sulphur at the Main Pass mine until August 31, 2000. As a result of our anticipated exploration expenditures and the requirements of the successful efforts accounting method, we are likely to continue to report operating losses in future periods. Selected summary comparative data by segment for the first-quarter periods follow:

                                   Three Months Ended
                                        March 31,
                             -----------------------------
                                 2001             2000
                             -----------       -----------
                             (Dollars amounts in thousands,
                               except for realized prices)
FINANCIAL DATA:
Operating income (loss)
  Oil and gas                $   (35,134)      $   (10,814)
  Sulphur                        (11,460)           (4,195)
  Other                             (885)             (811)
                             -----------       -----------
  Total                      $   (47,479)      $   (15,820)
                             ===========       ===========

OPERATING DATA:
Sales Volumes
  Gas (thousand cubic feet,
       or MCF)                 1,655,600         3,513,400
  Oil (barrels) a                176,700           321,400
  Sulphur (long tons)            508,700           676,300
Average Realization
  Gas (per MCF)                  $  6.90           $  2.62
  Oil (per barrel)a                23.53             23.88
  Sulphur (per long ton)           54.41             52.47


a. Includes sales of sour crude oil from the Main Pass oil operations. The Main Pass barrels sold totaled approximately 143,400 barrels at an average realization of $22.31 in the first quarter of 2001 and 264,100 barrels at an average realization of $22.61 per barrel in the first quarter of 2000.

Oil and Gas Operations
A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

                                                   First
                                                  Quarter
                                                 ---------
     Oil and gas revenues - prior year period    $  17,005
     Increase (decrease)
       Sales volumes:
         Oil                                        (3,455)
         Gas                                        (4,867)
       Price realizations:
         Oil                                           (62)
         Gas                                         7,086
      Other                                             91
                                                 ---------
     Oil and gas revenues - current year period  $  15,798
                                                 =========

     Our first-quarter 2001 oil and gas revenues benefited from a substantial increase, 164 percent, in average realizations for gas when compared to prices realized on gas during the first quarter of 2000. These increases were partially offset by decreases in sales volumes of oil (45 percent) and gas (53 percent) over sales levels a year ago. The decrease in oil sales volumes is primarily attributable to the Main Pass oil operations being shut-in during February 2001 for platform and equipment maintenance. This decrease in oil sales was partially offset by oil production from Eugene Island Blocks 193/208/215, which commenced production in the second quarter of 2000 and where recent remedial work has been completed (see "Operational Activities" above). The decrease in gas volumes is primarily attributed to normal production declines and the depletion of reserves at the Vermilion Block 159 CJ-1 well.

     Production and delivery expense totaled $9.8 million in the first quarter of 2001 compared to $7.1 million in the first quarter of 2000. The increase is primarily attributed to the approximate $1.1 million of costs associated with the Main Pass oil platform and equipment maintenance performed in February 2001 and $2.8 million of lease workover costs at Eugene Island Blocks 193/208/215 (see "Operational Activities", above). The well workover costs were partially offset by the lower production volumes during the first quarter of 2001.

     Depreciation and amortization expense totaled $3.1 million in the first quarter of 2001 compared to $6.8 million for the same period last year. The decrease reflects lower production volumes and unit-of-production depreciation rates in the first quarter of 2001 compared to the first quarter of 2000.

     Our exploration expenses have increased substantially because of our expanded exploration activities. Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                           2001        2000
                                          ------      ------
     Geological and geophysical,
       including 3-D seismic purchases    $  4.0      $  7.8
     Dry hole costs, including lease
       amortization costs                   31.1a        3.7b
     Other                                   0.3         0.5
                                          ------      ------
                                          $ 35.4      $ 12.0
                                          ======      ======

a. Includes exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 and the Garden Banks Block 272 No. 1 wells.
b. Represents the expensed exploratory well costs associated with the State Lease 210 No. 6 (Grass Island Prospect).

Sulphur Operations
A summary of the increases (decreases) in our sulphur revenues between the periods follows (in thousands):

                                                First
                                               Quarter
                                              ---------
     Sulphur revenues - prior year period     $  35,879
     Increase (decrease)
        Sales volumes                            (8,794)
        Price realization                           987
     Other                                         (394)
                                              ---------
     Sulphur revenues - current year period   $  27,678
                                              =========

  Our sulphur revenues decreased by 23 percent during the first quarter of 2001 when compared with the first quarter of 2000. This decrease reflects an approximate 25 percent decrease in sales volumes between the comparable periods, reflecting significantly reduced demand because of depressed conditions in the historically cyclical phosphate fertilizer industry, the principal consumer of sulphur. Several large phosphate fertilizer producers announced and implemented production curtailments in late 2000 and early 2001 and the industry is now operating at approximately two-thirds capacity, a 10-year low. These curtailments have contributed to the decrease in sulphur prices that averaged $64.50 per ton in the fourth quarter of 2000. The sulphur price decreased by an average of $7.00 per ton during the first quarter of 2001 and an additional $15.00 per ton for the second quarter of 2001, resulting in the current average sulphur market price of $42.50 per ton in Tampa, Florida.

     We sell a significant portion of the sulphur we produce to IMC-Agrico Company, now known as IMC Phosphate Company (IMC), a phosphate fertilizer producer, under a long-term supply contract. Our sales to IMC totaled 58.6 percent of our total revenues and
92.0 percent of our total sulphur sales in the first quarter of 2001 compared to 43.8 percent of our total revenues and 65.2 percent of our total sulphur sales in the first quarter of 2000. Sales to IMC are based on market prices and include a premium with respect to approximately 40 percent of the sales. The agreement requires IMC to purchase approximately 75 percent of its annual sulphur consumption from us for as long as it has a requirement for sulphur. We are currently litigating the validity of certain terms of this contract. See Part II - Item 1 "Legal Proceedings."

     Sulphur production and delivery expense for the first quarter of 2001 totaled $35.5 million compared to $35.9 million for the first quarter of 2000. This decrease primarily reflects the reduced volumes sold during the first quarter of 2001 primarily associated with major U.S. phosphate fertilizer producers' curtailments of production, including IMC's indefinite closure of all its Mississippi River region plants. Our first-quarter 2001 production costs include a $5.4 million charge to adjust our sulphur inventory to its net realizable value at March 31, 2001, which reflects the sulphur price decreases during the first half of 2001. Production costs during the first quarter of 2000 included a $1.7 million charge to similarly reduce the carrying value of our sulphur inventory to its net realizable value at March 31, 2000.

     Depreciation expense totaled $2.2 million during both the first quarter of 2001 and 2000.

Other
     General and administrative expense totaled $4.9 million for the first quarter of 2001 compared with $4.6 million for the first quarter of 2000. The increase during the comparable periods primarily reflects our increasing oil and gas activities that were partially offset by decreased sulphur costs in accordance with our plan to discontinue our active participation in the sulphur business.

     Interest expense totaled $1.6 million during the first quarter of 2001 compared to $1.2 million during the first quarter of 2000. The increase primarily reflects our increased borrowings outstanding on our sulphur credit facility, which
totaled  $57.0 million at March 31, 2001.   Interest expense for
our oil and gas operations during the first quarter of 2001 reflects only the amortization of commitment fees paid on our oil and gas credit facility.

     Other income totaled $4.3 million during the first quarter of 2001, which primarily reflects the receipt of the remaining
$3.9 million of proceeds associated with the 1990 sale of a sulphur distillation plant to Iraq.

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities used cash of $16.7 million during the first quarter of 2001 compared to providing cash of $1.4 million during the first quarter of 2000. The decrease is attributable primarily to our decreased revenues, Main Pass sulphur mine reclamation costs of $8.1 million and working capital changes.

    Net cash used in investing activities totaled $33.6 million in the first quarter of 2001 compared with $40.8 million in the first quarter of 2000. Our exploration and development capital expenditures totaled $34.6 million during the first quarter of 2001, which includes $31.1 million of expensed exploratory drilling and related costs primarily associated with the West Delta Block 12 No. 1 and Garden Banks Block 272 No. 1 exploratory wells. Other capital expenditures include the costs included in our remedial operations at West Cameron Block 616 and Eugene Island Blocks 193/208/215, as well as some initial costs associated with the development of our 2000 discoveries (see "Operational Activities" above). We sold one lease during the first quarter of 2001 for $1.0 million.

    Our investing activities during the first quarter of 2000 include $37.8 million of costs associated with the Shell lease acquisition in January 2000 (see Note 4 "Acquisitions and Exploration Program" included in our 2000 Annual Report on Form 10-K). Our exploration and development capital expenditures totaled $2.1 million during the first quarter of 2000, which included expensed exploratory drilling costs related to the State Tract 210 No. 6 exploratory well and various re-completion efforts at our existing producing wells.

    Financing activities provided cash of $11.2 million during the first quarter of 2001 compared to $39.4 million during the first quarter of 2000. The proceeds during the first quarter of 2001 include net borrowings of $11.0 million on the sulphur credit facility. The amounts provided during the first quarter of 2000 reflect net borrowings totaling $51.2 million under our long-term revolving bank facilities, partially offset by purchases ($11.1 million) of McMoRan's common stock under our open market share purchase program and other financing costs. For more information on our open market share purchase program, see Note 2 "Summary of Significant Accounting Policies" included in our 2000 Annual Report on Form 10-K.

     At March 31, 2001, we had cash totaling $9.8 million and access to the $50 million guaranteed bank facility (see Note
9 "Halliburton Alliance and Long-Term Debt" included in our 2000 Annual Report on Form 10-K). As previously discussed in "Operational Activities" above, Halliburton has elected to participate in the North Tern Deep prospect at Eugene Island Block 193. In mid-April 2001, we received a $2.9 million reimbursement of a portion of our previously incurred acquisition, exploration and development costs associated with the No. 3 well as of Halliburton's election date. In accordance with the terms included in our $50 million guaranteed credit facility agreement, the portion of the proceeds that represented a reimbursement of previously incurred acquisition and exploration costs ($2.3 million) reduced our availability under the facility to approximately $47.7 million. Development cost reimbursements do not reduce our borrowing availability under the facility. At May 8, 2001 our borrowings outstanding under this facility totaled $4.0 million. We anticipate that our cash flow from operations, together with our cash and bank credit availability, will be adequate to fund our near-term exploration and development projects.

	At March 31, 2001 borrowings outstanding on the sulphur credit facility totaled $57.0 million and at May 8, 2001 totaled $59.0 million. Our sulphur subsidiary, Freeport Sulphur, is the borrower under this facility, which is secured by substantially all of the assets of Freeport Sulphur, including its Main Pass oil interests. McMoRan guarantees this facility and has pledged its equity ownership in its oil and gas subsidiary to secure the guarantee. In April 2001, we amended this facility to extend its maturity from April 30 to August 31, 2001, to provide us with time to proceed with the proposed sulphur joint venture (see below). We plan to use the cash proceeds that would be generated by this transaction to repay the outstanding balance and to terminate the facility. The amendment also requires us to pay certain fees and expenses. We have also agreed that should Freeport Sulphur fail to repay the entire outstanding balance of the facility at its maturity, it would sell its Main Pass oil interests to our oil and gas operations at fair value (as determined by an independent engineer's estimate of future cash flows from the field's remaining reserves). The proceeds from that sale would be applied to reduce the outstanding balance on this facility. This provision is in addition to any other rights of the lenders, including the right to enforce our guarantee, in the event of a failure by Freeport Sulphur to repay the entire debt at maturity.

     We anticipate formation of the proposed sulphur joint venture (see Note 1) by no later than the third quarter of 2001. The proceeds generated from the transaction would be used to repay borrowings outstanding under our sulphur credit facility. Formation of the sulphur joint venture is subject to entering into new long-term service agreements with major U.S. oil refiners and natural gas processors and securing financing for the capital structure of the joint venture, which are in the process of being negotiated. Additionally, the formation of the joint venture is subject to completion of definitive agreements, board approvals and certain other approvals. While progress has been achieved in addressing the issues involved in creating the joint venture and securing the related financing, our ability to complete these transactions depends on continuing progress and, therefore, involves uncertainties as to its ultimate formation, its structure and the timing of completion.

     We have substantially completed the initial reclamation phase at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. As a result our plans for alternative future business use of the Main Pass facilities
(see below), we have revised our Main Pass reclamation plan to defer the dismantlement and removal of the remaining structures.

     In April 2001, we signed an agreement with Trinity Storage and Schlumberger M-I to establish a business enterprise engaged in commercial brine production and the disposal of non-hazardous
oilfield waste at Main Pass.   Brine production has commenced at
Main Pass. We are awaiting regulatory approval for the use of Main Pass in the disposal of non-hazardous oilfield waste, which we anticipate to receive later in 2001. Proceeds generated under this joint project are expected to fund a significant portion of the remaining future Main Pass reclamation costs.

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

     Important factors that could cause actual oil and gas operations results to differ materially from our expectations include, without limitation, variations in the market prices of oil and natural gas, drilling results, the availability of financing, unanticipated fluctuations in flow rates of producing wells, oil and natural gas reserve expectations; the ability to satisfy future cash obligations and environmental costs; depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond our control. Important factors that could affect the future results of our sulphur operations include without limitation reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC as a customer, the seasonality and volatility of sulphur markets, increased competition in the transporting and terminaling of sulphur, and environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in our 2000 Annual Report on Form 10-K.

                   -------------------------

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

  On July 25, 2000, IMC filed a supplemental demand alleging that FSC's suspension of sulphur production at Main Pass and the proposed sale of FSC's sulphur transportation assets constitute a statement of intent to breach the sulphur supply agreement. IMC further alleges that FSC cannot assign the sulphur supply agreement without IMC's consent. On December 22, 2000, IMC filed a motion for partial summary judgment with respect to its claim that FSC cannot assign the sulphur supply agreement without IMC's consent. The sulphur supply agreement permits assignments under many circumstances without IMC's consent, including the sale of all or substantially all of FSC's assets; the agreement also permits any assignment with IMC's consent. IMC contends that the sale of FSC's sulphur transportation, logistics and marketing assets without Main Pass will not be substantially all of FSC's assets; thus, IMC's consent would be needed to assign the sulphur supply agreement. On February 1, 2001, FSC filed a response to IMC's supplemental demand and motion for partial summary judgment on these issues. In March 2001, the court ruled that the ceasing of production from Main Pass was not a breach of the sulphur supply agreement but refused to grant either of the two parties summary judgment motions relating to the assignment of the sulphur supply agreement.

  On April 10, 2001, IMC requested renegotiation of the terms of the sulphur supply agreement because of cessation of production from Main Pass and the proposed joint venture with Savage Industries Inc. On April 11, 2001, FSC responded to IMC's request stating that matters raised in IMC's April 10 letter did not rise to the level required to cause renegotiation of the terms of the sulphur supply agreement.

Daniel W. Krasner v. James R. Moffett; Rene L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. filed Oct. 22, 1998). Gregory J. Sheffield and Moise Katz v. Richard
C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., Rene L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.) These two lawsuits were consolidated on January 13, 1999. The complaint alleges that Freeport-McMoRan Sulphur Inc.'s directors breached their fiduciary duty to Freeport-McMoRan Sulphur Inc.'s stockholders in connection with the combination of Freeport Sulphur and McMoRan Oil & Gas. The plaintiffs contend that the transaction was structured to give preference to McMoRan Oil & Gas stockholders and failed to recognize the true value of Freeport Sulphur. The plaintiffs claim that the directors failed to take actions that were necessary to obtain the true value of Freeport Sulphur such as auctioning the company to the highest bidder or evaluating Freeport Sulphur's worth as an acquisition candidate. The plaintiffs also claim that McMoRan Oil & Gas Co. knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. In January 2001, the court granted the motions to dismiss for the defendants with 30 days leave for the plaintiffs to amend. In February 2001, the plaintiffs filed an amended complaint and the defendants have filed a motion to dismiss. We believe this suit is without merit and will continue to defend this action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.
     (a)  Our Annual Meeting of Stockholders was held May 3, 2001
(the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Richard C. Adkerson, James R. Moffett and B. M. Rankin, Jr. were elected to serve until the 2004 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Morrison
C. Bethea, Robert A. Day, Gerald J. Ford, H. Devon Graham, Jr., Gabrielle K. McDonald and J. Taylor Wharton.

     (c) At the Annual Meeting, holders of McMoRan common stock elected the following directors with the number of votes cast for or withheld from each nominee as follows:

Name                         For            Withheld
-------                    -------          --------
Richard C. Adkerson      14,181,497         790,116
James R. Moffett         14,165,233         806,380
B. M. Rankin, Jr.        14,178,832         792,781


With respect to the election of the directors, there were no abstentions.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2001. Holders of 14,555,992 shares voted for, holders of 61,000 shares voted against and holders of 354,621 shares abstained from voting on, such proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to adopt McMoRan's 2001 Stock Incentive Plan in the form presented in McMoRan's proxy statement dated March 28, 2001. Holders of 9,062,999 shares voted for, holders of 2,192,736 shares voted against and holders of 76,294 shares abstained from voting on such proposal. There were broker non-votes consisting of 3,639,584 shares with respect to the proposal.


Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) During the period covered by this Quarterly Report on  Form
    10-Q the registrant filed the following Current Reports on Form 8-K :
     . Reports disclosing events under item 5 dated January 2,
       2001, February 26, 2001, March 7, 2001 and April 9, 2001.
     . A  report disclosing events under items 5 and 7  dated
       February 8, 2001.

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

Date:  May 8, 2001

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

10.1      Main Pass 299 Sulphur and Salt Lease,
          effective May 1, 1988. (Incorporated by reference to Exhibit 10.3 to Freeport Sulphur's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the SEC on November 17, 1997 (the Freeport Sulphur S-1).

10.2 Joint Operating Agreement by and between Freeport-McMoRan Resource Partners, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of May 1, 1988. (Incorporated by reference to Exhibit 10.5 to the Freeport Sulphur S-1).

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

10.7      Processing and Marketing Agreement
          between the Freeport Sulphur (a division of Freeport-McMoRan Resource Partners) and Felmont Oil Corporation dated as of June 19, 1990 (Processing Agreement). (Incorporated by reference to Exhibit 10.11 to the Freeport Sulphur S-1).

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

10.17     Exploration Agreement dated November
          14, 2000 between McMoRan Oil & Gas LLC and Samedan Oil
          Corporation.  (Incorporated by reference to Exhibit
          10.17 to McMoRan's 2000 Form 10-K).

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

10.20     Amendment, dated as of April 16, 2001,
          to the Credit Agreement dated as of December 12, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999 and as of August 11, 2000, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions party thereto.

10.21     Amended and Restated Credit Agreement
          dated June 15, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second-Quarter 2000 Form 10-Q).

10.22     Asset Sale Agreement for Main Pass
          Block 299 between Freeport-McMoRan Resource Partners,
          Limited Partnership (Freeport-McMoRan Resource
          Partners) and Chevron USA, Inc. dated as of May 2,
          1990. (Incorporated by reference to Exhibit 10.2 to the Freeport Sulphur S-1).

10.23     Asset Purchase Agreement between
          Freeport-McMoRan Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase
          Agreement). (Incorporated by reference to Exhibit 10.7 to the Freeport Sulphur S-1).

10.24     Amendment No. 1 to the Asset Purchase
          Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the Freeport Sulphur S-1).

10.25     Agreement for Purchase and Sale dated
          as of August 1, 1997 between FM Properties Operating Co. and McMoRan Oil & Gas (Incorporated by reference to
          Exhibit 10.1 to the Current Report on Form 8-K filed by McMoRan Oil & Gas dated as of September 2, 1997).

10.26     Asset Purchase Agreement dated
          effective December 1, 1999 between SOI Finance Inc.,
          Shell Offshore Inc. and McMoRan Oil & Gas.
          (Incorporated by reference to Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.27     Employee Benefits Agreement by and
          between Freeport-McMoRan Inc. and Freeport Sulphur.
          (Incorporated by reference to Exhibit 10.1 to Freeport
          Sulphur's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Freeport Sulphur 1997 10-K)).

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

10.34 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998. (Incorporated by reference to Exhibit 10.13 to McMoRan's 1998 Form 10-K).

10.35     McMoRan 2001 Stock Bonus Plan.

10.36 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services as of January 1,
          1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.37     Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated February 5, 2001. (Incorporated by reference to Exhibit 10.36b to McMoRan's 2000 Form 10-K).

15.1      Letter dated April 19, 2001 from
          Arthur Andersen LLP regarding the unaudited financial statements.