Form 10-Q
period 2001-06-30
MCMORAN EXPLORATION CO /DE/
filed 2001-08-08
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  June 30, 2001



                Commission File Number: 001-07791



                     McMoRan Exploration Co.



    Incorporated in Delaware                    72-1424200
                                   (IRS Employer Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


   Registrant's telephone number, including area code:  (504)582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



On June 30, 2001, there were issued and outstanding 15,864,931 shares of the registrant's Common Stock, par value $0.01 per share.



                     McMoRan EXPLORATION CO.
                        TABLE OF CONTENTS

                                                           Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                         3

            Statements of Operations                         4

            Statements of Cash Flow                          5

            Notes to Financial Statements                    6

          Remarks                                            9

          Report of Independent Public Accountants          10

          Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                     11

        Part II.  Other Information                         19

        Signature                                           21

        Exhibit Index                                       E-1

                     McMoRan EXPLORATION CO.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                                       June 30,    December 31,
                                                         2001          2000
                                                       --------      --------
                                                          (In Thousands)
ASSETS
Cash and cash equivalents                              $  3,600      $ 48,906
Accounts receivable                                      25,588        37,537
Inventories                                               3,150        11,183
Prepaid expenses                                          1,763           354
                                                       --------      --------
  Total current assets                                   34,101        97,980
Property, plant and equipment, net                      133,910       116,231
Sulphur business assets, net                             69,876        72,977
Other assets, including restricted cash of $3.5 million  12,416        12,136
                                                       --------      --------
Total assets                                           $250,303      $299,324
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                       $ 21,884      $ 39,249
Accrued liabilities                                      44,757        45,933
Borrowings outstanding on sulphur credit facility        58,000        46,000
Current portion of accrued sulphur reclamation costs      1,135        15,548
Current portion of accrued oil and gas reclamation costs  2,594            -
Other                                                     1,046         1,274
                                                       --------      --------
  Total current liabilities                             129,416       148,004
Accrued sulphur reclamation costs                        62,917        53,639
Accrued oil and gas reclamation costs                    16,821        15,980
Long-term debt                                           23,000            -
Other long-term liabilities                              22,500        22,524
Stockholders' equity                                     (4,351)       59,177
                                                       --------      --------
Total liabilities and stockholders' equity             $250,303      $299,324
                                                       ========      ========

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                    2001       2000         2001        2000
                                  --------   ---------    --------    --------
                                    (In Thousands, Except Per Share Amounts)
Revenues                          $ 31,522   $  52,469    $ 74,998   $ 105,353
Costs and expenses:
Production and delivery costs       26,144      57,127      71,408     100,114
Depreciation and amortization        4,815      79,720      10,155      88,760
Exploration expenses                12,473      14,102      47,899      26,146
General and administrative expenses  5,736       6,566      10,661      11,199
                                  --------   ---------    --------   ---------
  Total costs and expenses          49,168     157,515     140,123     226,219
                                  --------   ---------    --------   ---------
Operating loss                     (17,646)   (105,046)    (65,125)   (120,866)
Interest expense, net               (1,460)     (1,166)     (3,086)     (2,376)
Other income, net                       89       3,762       4,406       3,788
                                  --------   ---------    --------   ---------
Loss from operations before
  provision for income taxes       (19,017)   (102,450)    (63,805)   (119,454)
Provision for income taxes              -      (34,942)         -      (34,942)
                                  --------   ---------    --------   ---------
Net loss                          $(19,017)  $(137,392)   $(63,805)  $(154,396)
                                  ========   =========    ========   =========
Basic and diluted net
  loss per share                    $(1.20)     $(9.11)     $(4.02)    $(11.21)
                                    ======      ======      ======     =======
Basic and diluted average
  common shares outstanding         15,861      15,078      15,856      13,779
                                    ======      ======      ======      ======

The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
               STATEMENTS OF CASH FLOWS (Unaudited)

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     2001            2000
                                                   --------        ---------
                                                        (In Thousands)
Cash flow from operating activities:
Net loss                                           $(63,805)       $(154,396)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                      10,155           88,760
  Exploration drilling and related expenditures      36,680           11,618
  Noncash sulphur inventory write-down                9,974            7,790
  Gain on the sale of sulphur assets                   (553)          (2,260)
  Change in deferred tax asset                           -            34,942
  Employee-related charges to exit sulphur operations    -             7,500
  Change in assets and liabilities:
  Reclamation and mine shutdown expenditures        (10,367)            (534)
  Other                                                 (71)          (2,031)
  (Increase) decrease in working capital:
     Accounts receivable                             12,317              532
     Accounts payable and accrued liabilities       (11,822)          (5,518)
     Inventories and prepaid expenses                (3,178)            (321)
                                                   --------        ---------
Net cash used in operating activities               (20,670)         (13,918)
                                                   --------        ---------

Cash flow from investing activities:
Exploration, development and
  other capital expenditures                        (64,498)         (19,185)
Proceeds from assuming Homestake's
  16.7 percent interest in Main Pass                  2,500               -
Purchase of oil and gas interests                        -           (38,650)
Proceeds from disposition of assets                   2,034            1,547
                                                   --------        ---------
Net cash used in investing activities               (59,964)         (56,288)
                                                   --------        ---------

Cash flow from financing activities:
Net proceeds from equity offering                        -            50,274
Net borrowings on sulphur credit facility            12,000           20,102
Proceeds from long-term debt, net                    23,000           17,000
Purchases of McMoRan common stock                        -           (15,282)
Other                                                   328           (1,888)
                                                   --------        ---------
Net cash provided by financing activities            35,328           70,206
                                                   --------        ---------
Net decrease in cash and cash equivalents           (45,306)              -
Cash and cash equivalents at beginning of year       48,906               -
                                                   --------        ---------
Cash and cash equivalents at end of period         $  3,600        $      -
                                                   ========        =========

The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1. DECISION TO EXIT SULPHUR OPERATIONS
In July 2000, McMoRan Exploration Co. (McMoRan) undertook a plan to exit its sulphur mining operations and to sell its remaining sulphur transportation, logistics and marketing assets. Main Pass sulphur mine production ceased on August 31, 2000. McMoRan retained the services of Chase Securities Inc. to assist it in the marketing of its sulphur transportation and marketing assets to third parties (see below).

     On February 26, 2001, McMoRan announced it had entered into a letter of intent with Savage Industries Inc. to form a joint venture, which would own and operate McMoRan's recovered sulphur business. The letter of intent provided that McMoRan and Savage would each own a 50 percent interest in the joint venture. McMoRan would contribute the assets currently comprising its sulphur transportation, marketing and terminaling business to the new joint venture. The joint venture would operate these assets and would continue to serve both producers and consumers of sulphur. It is expected that the joint venture would enter into new long-term service agreements, which are currently in the process of being negotiated, with major U.S. oil refiners and gas processors to provide off-take security and market access for their sulphur by-product.

    The terms of the letter of intent contemplate Savage contributing cash to the joint venture and becoming its operator. The joint venture would use the new contracts to be completed with sulphur producers to secure financing. It is expected that the joint venture would distribute at least $55 million in cash to McMoRan at closing of the contemplated transaction. McMoRan will use the proceeds from the transaction to repay borrowings under its sulphur credit facility, which totaled $58 million at June 30, 2001.

    The contemplated joint venture transaction is subject to securing joint venture financing arrangements, completion of definitive agreements, board approvals and certain other approvals. Upon formation of the joint venture, McMoRan's transportation, logistics and marketing assets would be contributed to the joint venture and thus be eliminated from McMoRan's consolidated balance sheet and McMoRan would account for its interest in the joint venture using the equity method of accounting. The reclamation obligations associated with McMoRan's nonoperating sulphur mining facilities are not included in the contemplated joint venture transaction.

    In June 2001, Homestake Sulphur Company LLC transferred its sulphur and oil interests in Main Pass Bock 299 to Freeport-McMoRan Sulphur LLC (Freeport Sulphur), a wholly owned subsidiary of McMoRan. Freeport Sulphur received $2.5 million in cash and Homestake's 16.7 percent interest in the Main Pass oil assets and sulphur mine in return for assuming Homestake's future Main Pass reclamation obligations associated with the related facilities, currently estimated to total $7.1 million. The transaction was treated as a purchase. Main Pass oil's operating results subsequent to June 1, 2001, are included in McMoRan's consolidated financial statements on or as of June 30, 2001. There was no gain or loss recorded by McMoRan on this transaction.

    For additional information about the proposed joint venture and the sulphur credit facility see Notes 3 and 9 of the "Notes To Financial Statements" included in McMoRan's 2000 Annual Report on Form 10-K, as well as "Decision to Exit Sulphur Operations" and "Capital Resources and Liquidity" included in Items 7 and 7a "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" also included within McMoRan's 2000 Annual Report on Form 10-K.

2. EARNINGS PER SHARE
Basic and diluted net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. Stock options representing 55,000 shares of common stock during the second quarter of 2001, 72,000 shares of common stock for the six months ending June 30, 2001, 133,000 shares of common stock during the second quarter of 2000 and 190,000 shares of common stock for the six months ended June 30, 2000 that otherwise would have been included in the calculation of diluted net loss per share were excluded from the calculation as anti-dilutive considering the net losses incurred during the periods presented.

     Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                                      Second Quarter           Six Months
                                     -----------------     ------------------
                                      2001       2000       2001        2000
                                     ------     ------     ------      ------
Outstanding options (in thousands)    1,836      1,282      1,822       1,153
Average exercise price               $18.60     $19.76     $18.63      $20.04

3. FINANCIAL INSTRUMENTS AND CONTRACTS
Effective January 1, 2001, McMoRan adopted Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

     McMoRan's use of financial contracts to manage risks has been limited. McMoRan's only current contracts involve forward sales contracts for oil produced at Main Pass in view of the required production costs at the field. During the second quarter of 2001, McMoRan settled forward sales contracts covering 24,000 barrels of oil at a cost of $0.2 million. For the six months ended June 30, 2001, McMoRan settled forward sales contracts covering 48,000 barrels of oil at a cost of $0.4 million. These costs reduced McMoRan's oil revenues for each of these periods. At June 30, 2001, McMoRan had remaining forward sales contracts for 48,000 barrels of oil, all of which will be settled by December 31, 2001. The fair value of these forward sales contracts, which totaled losses of $0.3 million at June 30, 2001, were recorded to "Accumulated Other Comprehensive Loss" and "Accrued liabilities" in the accompanying balance sheet.
McMoRan recognizes gains and losses currently for ineffectiveness associated with its forward sales contracts. These gains and losses were immaterial during the periods presented.

     McMoRan had no items of other comprehensive income in 2000.
McMoRan's total comprehensive loss for the periods ended June 30, 2001 follows (in thousands):

                                                    Second        Six
                                                    Quarter      Months
                                                    --------    --------
Net loss                                            $(19,017)   $(63,805)
Other comprehensive loss:
  Cumulative effect loss of change in
     accounting principle                                 -         (492)
  Change in unrealized derivatives' fair value           (73)       (245)
  Reclassification to earnings                           215         436
                                                    --------    --------
Total comprehensive loss                            $(18,875)   $(64,106)

4. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan's ratio of earnings to fixed charges calculation resulted in shortfalls of $52.8 million during the six months ended June 30, 2001 and $112.8 million for the six months ended June 30, 2000. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

5. BUSINESS SEGMENTS
McMoRan has two operating segments: "oil and gas" and "sulphur." McMoRan's oil and gas are produced offshore in the Gulf of Mexico. The sulphur business segment includes purchasing, transporting, terminaling, processing and marketing of recovered sulphur, using its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Additionally, Frasch sulphur was produced at the Main Pass mine located offshore Louisiana, until August 31, 2000. The segment data presented below were prepared on the same basis as the consolidated McMoRan financial statements.

                                Oil & Gas    Sulphur      Other        Total
                                --------     --------    --------    ---------
                                                (In Thousands)
Three months ended June 30, 2001:
Revenues                        $ 16,093     $ 15,429    $     -     $  31,522
Production and delivery            9,452       16,692          -        26,144
Depreciation and amortization      4,064          751          -         4,815
Exploration expenses              12,473           -           -        12,473
General and administrative
  expenses                         3,252        1,372       1,112        5,736
                                --------     --------    --------    ---------
Operating loss                   (13,148)      (3,386)     (1,112)     (17,646)
Interest expense, net                (89)      (1,371)         -        (1,460)
Other income, net                     26           27          36           89
                                --------     --------    --------    ---------
Net loss                        $(13,211)    $ (4,730)   $ (1,076)   $ (19,017)
                                ========     ========    ========    =========
Exploration, development and
  other capital expenditures    $ 29,888     $     -     $     -     $  29,888
                                ========     ========    ========    =========
Total assets                    $155,981     $ 89,873    $  4,449    $ 250,303
                                ========     ========    ========    =========

Three months ended June 30, 2000:
Revenues                        $ 15,720     $ 36,749    $     -     $  52,469
Production and delivery            5,619       51,508          -        57,127
Depreciation and amortization      5,534       74,186          -        79,720
Exploration expenses              14,102           -           -        14,102
General and administrative
  expenses                         2,112        3,898         556        6,566
                                --------     --------    --------    ---------
Operating loss                   (11,647)     (92,843)       (556)    (105,046)
Interest expense                    (595)          -         (571)      (1,166)
Other income, net                  1,450        2,312          -         3,762
Income tax provision                  -            -      (34,942)a    (34,942)
                                --------     --------    --------    ---------
Net loss                        $(10,792)    $(90,531)   $(36,069)   $(137,392)
                                ========     ========    ========    =========
Exploration, development and
  other capital expenditures    $  8,674     $      5    $     -     $   8,679
                                ========     ========    ========    =========
Total assets                    $151,227     $109,894    $    762    $ 261,883
                                ========     ========    ========    =========

Six Months ended June 30, 2001:
Revenues                        $ 31,891     $ 43,107    $     -     $  74,998
Production and delivery           19,236       52,172          -        71,408
Depreciation and amortization      7,155        3,000          -        10,155
Exploration expenses              47,899           -           -        47,899
General and administrative
  expenses                         5,883        2,781       1,997       10,661
                                --------     --------    --------    ---------
Operating loss                   (48,282)     (14,846)     (1,997)     (65,125)
Interest expense, net               (357)      (2,729)         -        (3,086)
Other income, net                    362        3,978          66        4,406
                                --------     --------    --------    ---------
Net loss                        $(48,277)    $(13,597)   $ (1,931)   $ (63,805)
                                ========     ========    ========    =========
Exploration, development and
  other capital expenditures    $ 64,498     $     -     $     -     $  64,498
                                ========     ========    ========    =========

                                Oil & Gas    Sulphur      Other        Total
                                --------     --------    --------    ---------
                                                (In Thousands)
Six months ended June 30, 2000:
Revenues                        $ 32,725     $ 72,628    $     -     $ 105,353
Production and delivery           12,695       87,419          -       100,114
Depreciation and amortization     12,340       76,420          -        88,760
Exploration expenses              26,146           -           -        26,146
General and administrative
  expenses                         4,005        5,827       1,367       11,199
                                --------     --------    --------    ---------
Operating loss                   (22,461)     (97,038)     (1,367)    (120,866)
Interest expense                  (1,129)          -       (1,247)      (2,376)
Other income, net                  1,466        2,322          -         3,788
Income tax provision                  -            -      (34,942)a    (34,942)
                                --------     --------    --------    ---------
Net loss                        $(22,124)    $(94,716)   $(37,556)   $(154,396)
                                ========     ========    ========    =========
Exploration, development and
  other capital expenditures    $ 19,145     $     40    $     -     $  19,185
                                ========     ========    ========    =========

a. Reflects elimination of recorded deferred tax asset based on changes in estimated future taxable income related to our planned exit from active participants in the sulphur business.

6. NEW ACCOUNTING STANDARD
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," which requires the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, McMoRan will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. McMoRan has not yet determined the transition amounts.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of June 30, 2001, and the related statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
July 19, 2001

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

OPERATIONAL ACTIVITIES
        The following are our recent significant operational activities.

Exploration Activities:
Louisiana State Lease 340. In February 2001, drilling commenced on the Louisiana SL 340 (Mound Point) No. 2 exploratory well. The well is currently drilling below 18,100 feet and has a planned total depth of 18,500 feet. The Mound Point prospect is situated on part of 62,000 acres previously held by Texaco and is located in less than 10 feet of water. Existing production facilities located in fields in the area could accommodate production from this prospect. Our net share of drilling and related costs associated with the No. 2 well
totaled $9.6 million at June 30, 2001.   We have rights to earn
a 30.4 percent working interest and a 22.8 percent net revenue interest in the well.

Planned 2001 Exploration Drilling. We expect to commence exploratory drilling at three to five additional prospects during the second half of 2001. During the third quarter of 2001, we plan to commence drilling our Barite prospect on West Cameron Block 624 and our Lighthouse Point -Shallow prospect (12,500 foot objective) at Louisiana State Lease 340. Additional wells are planned at both the Thunderbolt prospect (see Eugene Island Block 97 below), and the Hornung prospect, at Eugene Island Block 108,
which is south of and adjacent to Block 97.   We anticipate
drilling an exploratory well at the Hornung prospect during the first half of 2002. Additional prospects could be added as evaluation of our 645,000-acre lease position continues. Most of this lease position was acquired from Texaco and Shell at the beginning of 2000. We currently expect to spend approximately $115 million on exploration and development activities during 2001, of which $64.5 million has been expended through June 30, 2001 (see "Capital Resources and Liquidity" below).

Lease Sale Results. The Minerals Management Service awarded us the three leases on which we were high bidder at the Central Gulf
of Mexico Lease Sale 178-1 held in March 2001.   We paid a total
of $0.8 million for Eugene Island Block 216, Vermilion Block 208 and South Marsh Island Block 183, all of which are adjacent to blocks currently controlled by us. The addition of these leases brought the total gross acreage controlled by us to approximately 645,000 acres. These blocks are examples of our continued focus on adding to our existing lease acreage by buying, farming-in or participating in leases adjacent to our existing lease inventory where large geologic structures known to contain productive horizons previously have been identified.

Viosca Knoll Block 863. On May 9, 2001 the Viosca Knoll Block 863 (Margarita-North) No. 1 exploratory well commenced drilling. It reached its total planned depth of 5,505 feet on May 19, 2001 and was logged and evaluated. While log results indicated the presence of hydrocarbons, they were determined to be non-commercial. As a result the well was plugged and abandoned. Accordingly, our second-quarter 2001 results include a charge of $1.7 million to exploration expense for our share of the drilling and related costs associated with this well.

Vermilion Block 144/145. During the second quarter of 2001, we commenced reclamation operations at the Vermilion Block 144 platform. This platform was used to drill the Vermilion Block 144 No. 3 exploratory well, which was plugged and abandoned
during the fourth quarter of 2000.   We have accrued
approximately $2.3 million to exploration expense during the second quarter of 2001 for increased costs estimated to complete the plugging and abandonment activities at Vermilion Block 144.

Development Activities:
Eugene Island Block 193. The development of the Eugene Island Block 193 (North Tern Deep) No. 3 well, discovered in late December 2000, has been completed with initial production commencing in mid-June 2001. As operator, we recently announced that the well has a gross flow rate approximating 60 million cubic feet of natural gas equivalent per day (Mmcfe/d), approximately 20 Mmcfe/d to our net revenue interest. Halliburton Company has elected to participate in this prospect under terms of our previously announced alliance. Pursuant to
Halliburton's election, our net revenue interest in the North Tern Deep prospect currently totals approximately 33.4 percent until payout, at which time it will increase to approximately
39.7 percent.

Eugene Island Block 97    The Eugene Island Block 97
(Thunderbolt) No. 1 well was drilled and evaluated in the fourth quarter of 2000. This discovery was developed rapidly, with initial production commencing approximately four months subsequent to its discovery. The Thunderbolt No. 2 well, which was drilled and evaluated in the first quarter of 2001, was also developed rapidly with initial production commencing in mid-June approximately three months subsequent to its discovery. We recently announced that the Thunderbolt wells have a combined gross daily flow rate of approximately 14 Mmcfe/d, 4 Mmcfe/d to our interest. We have an approximate
38.0 percent working interest and 27.4 percent net revenue interest in the Thunderbolt prospect, which is located in 27 feet of water approximately 25 miles offshore Louisiana.

Vermilion Blocks 195/196/197, Ship Shoal Block 296 and Main
Pass Blocks 86/97   Initial production commenced at the Ship
Shoal Block 296 (Raptor) No. 1 well in late-June 2001 and from the Vermilion Block 196 (Lombardi) No. 2 well in early-July 2001. Recently we announced that these two prospects have a combined gross flow rate of approximately 67 Mmcfe/d, 33 Mmcfe/d for our net interest. Development is also progressing at the Main Pass Block 86 (Shiner) No. 1 and 2 wells, with their initial production anticipated later in the second half of 2001. We recently announced the flow test results of the Shiner No. 1 and No. 2 wells, which indicated the aggregate gross daily production from the wells was 34 Mmcfe/d, 17 Mmcfe/d to our net revenue interest. We hold a 61.8 percent working interest and a 43.5 percent net revenue interest in the Raptor prospect, which was discovered in July 2000 and is located in 260 feet of water approximately 62 miles offshore
Louisiana.   We have a 47.5 percent working interest and a 34.2
percent net revenue interest in the Lombardi prospect, which was discovered in September of 2000 and is located in 115 feet
of water approximately 50 miles offshore Louisiana.   We have a
71.3 percent working interest and a 51.3 percent net revenue interest in the Shiner prospect, which was discovered in the fourth quarter of 2000, and is located in 70 feet of water approximately 45 miles offshore Louisiana. When all of these prospects are on production, we anticipate that our net share of combined flow from these fields will approximate 44 Mmcfe/d.

Vermilion Block 160   During the second quarter of 2001, we
commenced recompletion activities at the Vermilion Block 160 field unit. Production from the Vermilion Block 160 field was shut-in during June 2001 while the recompletion activities were performed. In July 2001 the AJ-3 well was restored at a gross daily flow rate of approximately 18 Mmcfe/d, 7 Mmcfe/d to our net revenue interest. As operator, we are continuing recompletion
activities at this field, specifically on the AJ-6 well.   We
have an approximate 41.8 percent working interest and a 35.8 percent net revenue interest in the Vermilion Block 160 field unit, which is located in approximately 100 feet of water, 42
miles offshore Louisiana.   Also during June 2001, our Vermilion
Block 160 BJ-1 well ceased production and was temporarily abandoned while we evaluate certain remedial activity alternatives.

RESULTS OF OPERATIONS
     We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass. Our sulphur segment includes purchasing, transporting, terminaling, processing and marketing of recovered sulphur, using our extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. We also produced Frasch sulphur at the Main Pass mine until August 31, 2000. As a result of our anticipated exploration expenditures and the requirements of the successful efforts accounting method to expense all nonproductive exploratory drilling costs, as well as certain other exploration expenditures, we are likely to continue to report operating losses in future periods. Selected summary comparative data by segment for the second-quarter and six-month periods ended June 30, 2001 and 2000 follow:

                                 Second Quarter            Six Months
                              --------------------    ---------------------
                                2001        2000        2001        2000
                              --------   ---------    --------    ---------
                            (Dollars in thousands, except for realized prices)
FINANCIAL DATA
Operating losses
  Oil and gas                 $(13,148)  $ (11,647)   $(48,282)   $ (22,461)
  Sulphur                       (3,386)    (92,843)a   (14,846)     (97,038)a
  Other                         (1,112)       (556)     (1,997)      (1,367)
                              --------   ---------    --------    ---------
     Total                    $(17,646)  $(105,046)   $(65,125)   $(120,866)
                              ========   =========    ========    =========

OPERATIONAL DATA
Sales volumes:
  Gas (thousand cubic
     feet, or MCF)           1,716,900   2,528,500   3,372,500    6,041,900
  Oil (barrels)b               324,300     282,000     501,000      603,400
  Sulphur (long tons)          443,300     696,100     952,000    1,372,400
Average realizations:
  Gas (per MCF)                 $ 4.81      $ 3.52      $ 5.84       $ 3.00
  Oil (per barrel)b              23.68       23.78       23.63        23.83
  Sulphur (per long ton)         34.78       52.22       45.27        52.35


a. Includes $85.6 million in noncash charges to write off the remaining book value of the Main Pass sulphur mine, to reduce the carrying values of its related assets, to record the remaining unaccrued estimated Main Pass reclamation costs and to accrue certain sulphur employee-related separation costs.
b. Includes sales of sour crude oil from the Main Pass oil operations. The Main Pass barrels sold totaled approximately 282,300 barrels at an average realization of $23.24 in the second quarter of 2001 and 222,400 barrels at an average realization of $22.27 per barrel in the second quarter of 2000. For the six month periods Main Pass barrels sold totaled approximately 425,600 barrels at an average realization of $22.93 per barrel in 2001 and 486,500 barrels at an average realization of $22.45 per barrel in 2000.

Oil and Gas Operations
A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

                                                Second           Six
                                                Quarter         Months
                                                -------        -------
Oil and gas revenues - prior year periods       $15,720        $32,725
Increase (decrease)
  Sales volumes:
     Oil                                          1,006         (2,440)
     Gas                                         (2,857)        (8,008)
  Price realizations:
     Oil                                            (32)          (100)
     Gas                                          2,215          9,578
  Other                                              41            136
                                                -------        -------
Oil and gas revenues - current year periods     $16,093        $31,891
                                                =======        =======

     Our oil and gas revenues increased approximately two percent during the second quarter of 2001 compared to revenues for the second quarter of 2000. Oil and gas revenues decreased approximately three percent during the six month period in 2001 when compared to 2000. Revenues for both the second quarter and six months ended June 30, 2001 benefited from substantially higher average gas realizations over prices realized in 2000.
The increase in gas realizations was offset by a reduction in our volumes sold during 2001 when compared to volumes sold during 2000. The decreases in gas sales volumes resulted from normal production declines of our producing fields and the depletion of reserves at the Vermilion Block 159 CJ-1 well.

     Oil prices realized during the first half of 2001 remained virtually unchanged from the oil prices realized during the first half of 2000. Our oil sales volumes increased during the second quarter of 2001 over last year primarily from an increase in our interest in sales from Main Pass 299, reflecting our acquisition of Homestake Sulphur Company LLC's 16.7 percent interest in the field (see Note 1 and "Capital Resources and Liquidity"). Oil sales volumes also benefited from the oil production from Eugene Island Blocks 193/208/215, which commenced production during the second quarter of 2000. Oil sales volumes for the six months ended June 30, 2001 decreased from sales volumes during the same period in 2000 primarily because production from Main Pass 299 was shut-in during February 2001 for platform and equipment maintenance. Recently, we announced that production has commenced from four properties discovered during 2000, with a fifth property anticipated to commence production later in 2001 (see "Operational Activities" above). Accordingly, we expect our oil and gas sales volumes to substantially increase during the second half of 2001 compared with the first half of 2001. Our average production for the third quarter of 2001 is expected to approximate 60 Mmcfe/d and 75 Mmcfe/d for the fourth quarter of 2001. Additionally, our net share of oil production from Main Pass 299 is expected to approximate 3,000 barrels per day for the remainder of 2001.

     Production and delivery expense totaled $9.4 million during the second quarter of 2001 and $19.2 million for the six months ended June 30, 2001 compared with $5.6 million and $12.7 million for the comparable periods in 2000. The increases primarily reflect increased costs associated with production from the Main Pass 299 field including platform and equipment maintenance costs, which totaled $0.8 million during the second quarter of 2001 and $1.9 million for the six months ended June 30, 2001. Additionally, our production and delivery costs include $2.1 million in the second quarter of 2001 and $5.0 million for the six months ended June 30, 2001 for well workover costs compared with a total of $0.7 million and $2.6 million for well workover
costs during the comparable periods last year.   We performed
well workovers at the Vermilion Block 160 field unit and the Vermilion Block 160 BJ-1 well during the second quarter of 2001 (see "Operational Activities" above) and at Eugene Island Block 193/208/215 during the first quarter of 2001. The well workover costs during 2000 primarily reflect our efforts to re-establish production from Eugene Island Blocks 193/208/215 during the second quarter, as well as efforts to re-establish production from the Brazos Block A-19 JC#1 well in the first quarter of 2000. These increased costs were partially offset by lower production volumes of gas and reduced net profit payments because of a reduction in revenues from the Vermilion Block 160 field unit.

     Depreciation and amortization expense totaled $4.1 million during the second quarter of 2001 and $7.2 million for the six months ended June 30, 2001 compared to $5.5 million and $12.3 million for the comparable periods of 2000. The decreases primarily reflect the lower production volumes during the first half of 2001 compared to the first half of 2000, partially offset by the commencement of production from our recent discoveries. Our unit-of-production depreciation and amortization rates are based on estimated proved and proved developed reserves as required under the successful-efforts accounting method. These rates are revised whenever significant changes in estimated reserves occur, with such changes applied prospectively. Oil and gas reserve estimates are inherently imprecise and are subject to change as new technical information, including production history, about the properties is obtained. Because a large proportion of our production during the remainder of 2001 will be initial production from our recent discoveries, significant changes in our depreciation rates may occur as production history is established for these properties.

     Our exploration expenses have increased substantially because of our expanded exploration program. Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):

                                       Second Quarter        Six Months
                                      ---------------     ----------------
                                       2001      2000      2001       2000
                                      -----     -----     -----      -----
Geological and geophysical,
  including 3-D seismic purchases     $ 5.4     $ 5.2     $ 9.4      $13.0
Dry hole costs, including lease
  amortization costs                    5.6a      7.9b     36.7a,c    11.6b,d
Other                                   1.5       1.0       1.8        1.5
                                      -----     -----     -----      -----
                                      $12.5     $14.1     $47.9      $26.1
                                      =====     =====     =====      =====

a. Includes nonproductive exploratory well costs associated with the Viosca Knoll Block 863 No. 1 well and additional plugging and abandonment costs associated with the Vermilion Block 144 No. 3 well.
b. Includes nonproductive exploratory well costs associated with the Grand Isle Block 40/41 No. 8 well.
c. Includes nonproductive exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 and the Garden Banks Block 272 No. 1 wells.
d. Includes nonproductive exploratory well costs associated with the State Tract 210 No. 6 well.

Sulphur Operations
A summary of the increases (decreases) in our sulphur revenues between the periods follows (in thousands):

                                             Second        Six
                                             Quarter      Months
                                            --------     --------
    Sulphur revenues - prior year period    $ 36,749     $ 72,628

    Increase (decrease)
       Sales volumes                         (13,201)     (22,008)
       Price realization                      (7,731)      (6,740)
    Other                                       (388)        (773)
                                            --------     --------
    Sulphur revenues - current year period  $ 15,429     $ 43,107
                                            ========     ========

     Our sulphur revenues decreased by 58 percent for the second quarter of 2001 and 41 percent for the six months ended June 30, 2001 when compared to the comparable periods in 2000. The revenue reductions reflect decreases of sales volumes of 36 percent for the second quarter of 2001 and 31 percent for the six months ended June 30, 2001 when compared to the same periods in 2000, as well as a decrease in our average sulphur realizations totaling approximately 33 percent for the second quarter of 2001 and 14 percent for the six months ended June 30, 2001 when compared to the same periods last year. Sales volumes and average realizations for sulphur reflect significantly reduced demand because of depressed conditions in the historically cyclical phosphate fertilizer industry, the principal consumer of sulphur. Several large phosphate fertilizer producers announced and implemented production curtailments in late 2000 and early 2001 and the industry is now operating at approximately two-thirds capacity, a 10-year low. These curtailments have contributed to the decrease in sulphur prices that averaged
$64.50 per ton in the fourth quarter of 2000.   The sulphur price
has decreased by an average $37 per ton during the first half of 2001 to a current average sulphur market price of $27.50 per ton in Tampa, Florida.

     We sell a significant portion of the sulphur we purchase to IMC-Agrico Company, now known as IMC Phosphate Company (IMC), a phosphate fertilizer producer, under a long-term supply contract. Our sales to IMC totaled 46.1 percent of our total revenues and
94.3 percent of our total sulphur sales during the second quarter of 2001 and 53.3 percent of our total revenues and 92.9 percent of our total sulphur sales volumes for the six months ended June 30, 2001. In 2000, sales to IMC totaled 48.6 percent of our total revenues and 70.1 percent of our total sulphur sales volumes during the second quarter and 49.1 percent of our total revenues and 72.0 percent of our total sulphur sales volumes for the six months ended June 30, 2000. Sales to IMC are based on market prices and include a premium with respect to a portion of the sales. The agreement requires IMC to purchase approximately 75 percent of its annual sulphur consumption from us for as long as it has a requirement for sulphur. We are currently involved in litigation with respect to certain terms of this contract. Both parties continue to operate under terms of the contract.
See Part II-Item 1 "Legal Proceedings."

    Sulphur production and delivery expense totaled $16.7 million during the second quarter and $52.2 million for the six months ended June 30, 2001 compared to $51.5 million and $87.4 million for the same periods last year. Production and delivery expenses during the second quarter and six months ended June 30, 2000 included $11.5 million of charges associated with our planned exit from active participation in the sulphur business. These charges included the writeoff of our sulphur material and supplies inventory totaling $6.1 million and a $5.4 million accrual for certain sulphur employee-related separation costs.
The decreases also reflect the reduced volumes sold during the first half of 2001 which reflect the major U.S. fertilizer producers' production curtailments, including IMC's closure of all its Mississippi River region plants. IMC recently announced, that it will resume production from two of its Louisiana plants in late-July 2001. We anticipate that our near-term sulphur sales will increase as a result of this decision by IMC. The reductions in production and delivery costs during the first half of 2001 were partially offset by charges to adjust our sulphur inventory carrying amount to its net realizable value which totaled $4.6 million during the second quarter and $10.0 million for the six months ended June 30, 2001 compared with a $1.7 million charge recorded in the first quarter of 2000.

     Sulphur depreciation expense totaled $0.8 million during the second quarter and $3.0 million for the six months ended June 30, 2001 compared with $74.2 million and $76.4 million for the comparable periods during 2000. During the second quarter and six months ended June 30, 2000, we recorded $72.0 million of depreciation expense associated with our decision to cease operations at the Main Pass sulphur mine and for our planned exit from active participation in the sulphur business. The $72.0 million noncash charge included a $20.1 million charge to writeoff the remaining book value of the Main Pass sulphur mine, a $19.1 million charge to reduce certain assets used in the handling of mined sulphur to their net realizable value and a $32.8 million charge to record the remaining unaccrued estimated reclamation costs associated with the Main Pass sulphur mine.

Other
     General and administrative expense totaled $5.7 million for the second quarter and $10.7 million for the six months ended June 30, 2001 compared to $6.6 million for the second quarter and $9.1 million for the six months ended June 30, 2000. Excluding the effects of a $2.1 million second-quarter 2000 accrual for certain sulphur employee-related separation costs, the increases primarily reflect our increasing oil and gas activities that were partially offset by decreased sulphur costs in accordance with our plan to exit active participation in the sulphur business.

     Interest expense totaled $1.5 million during the second quarter and $3.1 million for the six months ended June 30, 2001 compared to $1.2 million during the second quarter and $2.4 million for the six months ended June 30, 2000. The increase reflects our increased borrowings during 2001, which at June 30, 2001 totaled $58.0 million for the sulphur credit facility and $23.0 million on our oil and gas credit facility (see Note 9 "Halliburton Alliance and Long-Term Debt" included in our 2000 Annual Report on Form 10-K). Capitalized interest (related to oil and gas development activities) during the second quarter and six months ended June 30, 2001 totaled $0.3 million. We did not capitalize any interest during the first half of 2000.

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities used cash of $20.7 million during the six months ended June 30, 2001 compared to a use of cash of $13.9 million during the six months ended June 30, 2000. The decrease in operating cash flow can be attributed primarily to the decrease in revenues, particularly sulphur revenues, Main Pass sulphur mine reclamation costs of $10.4 million and working capital changes. We expect increased oil and gas revenues during the second half of 2001, reflecting the recently commenced production from our discoveries during 2000 see "Operations Activities", above.

    Net cash used in investing activities totaled $60.0 million for the six months ended June 30, 2001 compared with $56.3 million for the six months ended June 30, 2000. Our exploration and development capital expenditures totaled $64.5 million for the first half of 2001, which includes $36.7 million of nonproductive exploratory drilling and related costs primarily associated with the West Delta Block 12 No. 1, Garden Banks Block 272 No. 1, Viosca Knoll Block 863 No. 1 and Vermilion Block 144 No. 3 exploratory wells. Additionally, our first half-2001 capital expenditures included approximately $26.3 million of development costs primarily associated with our 2000 discoveries. Other capital expenditures included the costs relating to our remedial operations at West Cameron Block 616, Eugene Island
Block 193/208/215 and the Vermilion Block 160 field unit.   We
sold one unproved oil and gas lease during the first quarter of 2001 for $1.0 million and we sold various sulphur assets for $0.7 million during the second quarter of 2001. In June 2001, we received $2.5 million from Homestake Sulphur Company LLC (Homestake) in a transaction associated with Main Pass 299 (see below).

    Our investing activities for the six months ended June 30, 2000 include $37.8 million of costs associated with the Shell lease acquisition in January 2000 (see Note 4 "Acquisition and Exploration Program" included in our 2000 Annual Report on Form 10-K). Our exploration and development capital expenditures totaled $19.2 million during the first half of 2000, which included nonproductive exploratory drilling and related costs of $11.6 million associated with the Grand Isle Block 40/41 No. 8 well and the State Tract 210 No. 6 exploratory well, and various capitalized costs associated with re-completion efforts at our existing producing wells.

    Financing activities provided cash of $35.3 million during the six months ended June 30, 2001 compared to $70.2 million
during the six months ended June 30, 2000.   Financing proceeds
during the first half of 2001 include $12.0 million of borrowings on the sulphur credit facility and $23.0 million of borrowings under our oil and gas credit facility (see below). The proceeds during the first half of 2000 primarily reflect the proceeds we received in April 2000 from the completion of an equity offering in which we sold 3.8 million shares of our common stock for $14.00 per share. Our net proceeds from the completion of the equity offering totaled $50.3 million. Cash provided from financing activities during the first half of 2000 also reflects additional net borrowings of $37.1 million under our long-term revolving bank facilities, offset in part by purchases of McMoRan's common stock under our stock repurchase program (see Note 1 "Background and Basis of Presentation-Share Purchase Program" included in our 2000 Annual Report on Form 10-K) and other financing costs.

     At June 30, 2001, we had cash totaling $3.6 million and a guaranteed bank facility (see Note 9 "Halliburton Alliance and Long-Term Debt" included in our 2000 Annual Report on Form 10-K). As previously discussed in "Operational Activities" above, Halliburton has elected to participate in the North Tern Deep prospect at Eugene Island Block 193. In mid-April 2001, we received a $2.9 million reimbursement of a portion of our previously incurred acquisition, exploration and development costs associated with the No. 3 well as of Halliburton's election date. In accordance with the terms of our guaranteed credit facility agreement, the portion of the proceeds that represented a reimbursement of previously incurred acquisition and exploration costs ($2.3 million) reduced our availability under the facility to approximately $47.7 million. Development cost reimbursements do not reduce our borrowing availability under the facility. Our remaining availability under this facility totaled $24.7 million at June 30, 2001. At July 31, 2001 our borrowings under this facility totaled $28.0 million.

     We anticipate that our exploration, development and other capital expenditures during the second half of 2001 will total approximately $50.0 million. We believe that increased operating cash flows during the second half of 2001 from the increased oil and gas production associated with our 2000 discoveries, together with the approximate $25.0 million of availability still remaining under the guaranteed portion of our oil and gas credit facility, will be adequate to fund our remaining 2001 planned expenditures. Additionally, as a result of the recent commencement of production from our 2000 discoveries, we believe we will be able to obtain additional financing because of our increased oil and gas revenues and reserve base. We are also continuing to pursue additional financing opportunities, including arrangements with third-party investors to participate in our exploration and development activities.

     At June 30, 2001, borrowings on the sulphur credit facility totaled $58.0 million and at July 31, 2001 totaled $59.0 million. Our availability under this facility is $64.2 million. Our sulphur subsidiary, Freeport Sulphur, is the borrower under this facility, which is secured by substantially all of its assets, including its Main Pass oil interests. We guarantee this facility and have pledged our equity ownership in our oil and gas subsidiary to secure the guarantee. In April 2001, we amended this facility to extend its maturity from April 30 to August 31, 2001. In the amendment, we agreed that Freeport Sulphur would sell its Main Pass oil interests to our oil and gas subsidiary at fair value (as determined by an independent engineer's estimate of future cash flows from the field's remaining reserves) if Freeport Sulphur fails to repay the entire outstanding balance of the facility at its maturity. The proceeds from that sale would be applied to reduce the outstanding balance on this facility, although the proceeds would not be sufficient to repay the entire balance. This provision is in addition to any other rights of the lenders, including the right to enforce our guarantee, if Freeport Sulphur fails to repay the entire debt at maturity.

     Our objectives are either (1) to form the proposed sulphur joint venture (see Note 1 and discussion below) and satisfy Freeport Sulphur's obligation under the sulphur credit facility with the proceeds realized by August 31, 2001, (2) to obtain an extension of the sulphur credit facility's maturity date or (3) to obtain alternative financing using the values inherent in our company's assets. These assets include our oil and gas reserves and Freeport Sulphur's transportation and terminaling assets, which are planned to be included in the proposed sulphur joint venture discussed below. The transportation and terminaling assets are strategically critical to the producers and consumers of sulphur, and have the capability to generate substantial cash flows independent of the commodity price of sulphur by providing services to the sulphur industry.

	Efforts are ongoing to establish the proposed sulphur joint venture (see Note 1). Formation of the sulphur joint venture is subject to entering into new long-term service agreements with a group of major U.S. oil refiners and natural gas processors, negotiation of the joint venture agreements, and obtaining financing for the capital structure of the joint venture, all of which are in the process of being negotiated. The formation of the joint venture is also subject to completion of definitive agreements, board approvals and certain other approvals. Substantial progress has been achieved in the negotiation of the long-term service contracts and we expect to conclude these negotiations successfully; however, it will be difficult to complete this process by August 31, 2001.

      If we are unable to complete the joint venture transaction by this time, we would be required to extend the maturity of Freeport Sulphur's bank debt or obtain alternative financing that would allow us to repay the bank debt. We have initiated discussions on both alternatives but the outcome of these discussions is presently uncertain.

     We have substantially completed the initial reclamation phase at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. The remaining cost for dismantling and removing the remaining Main Pass sulphur structures is expected to be deferred for many years, subject to Minerals Management Service (MMS) approval, as we pursue our plans discussed below for alternative future use of these facilities.

     Our ability to defer these dismantlement costs is subject to obtaining approvals from the MMS, which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties. The MMS requires lessors to demonstrate financial responsibility for such obligations by posting a bond or otherwise demonstrating a defined minimum level of financial capacity, unless the lessor qualifies for an exemption. The MMS has not previously required us to post a bond for the dismantlement and abandonment costs for the Main Pass sulphur and oil facilities but has required that we, as the parent company of Freeport Sulphur, guarantee the obligations of Freeport Sulphur to pay these costs. In July 2001, the MMS advised us that it is considering requiring us or Freeport Sulphur either to post a bond, currently estimated at approximately $35 million, to cover the costs of abandoning the Main Pass sulphur and oil facilities, or to enter into other funding arrangements acceptable to the MMS. The MMS has indicated a willingness to consider alternatives to a bond and we are now developing an alternative plan to be presented to MMS for its approval, which would take into account that expenditures of abandoning the Main Pass sulphur facilities would not be required for many years.

     In April 2001, we signed an agreement with Trinity Storage and Schlumberger M-I to establish a business enterprise engaged in commercial brine production and the disposal of non-hazardous
oilfield waste at Main Pass.   Commercial brine production has
commenced at Main Pass. We are awaiting final regulatory approval for the use of Main Pass for storage of non-hazardous oilfield waste. Proceeds generated under this joint project are expected to fund a significant portion of the remaining future Main Pass reclamation costs.

     In June 2001, Freeport Sulphur acquired Homestake's 16.7 percent interest in Main Pass and assumed their estimated $7.1 million portion of the remaining reclamation obligations at the Main Pass sulphur mine, related facilities and Main Pass oil facilities. Main Pass oil's operations subsequent to June 1, 2001 are included in our operating results.

CAUTIONARY STATEMENT
     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.
All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of our management for future operations, our exploration and development activities and expenses, oil and gas production and volumes, formation of the sulphur joint venture, financing activities, MMS approvals and other regulatory issues and reclamation costs are forward-looking statements.

     Important factors that could cause actual oil and gas operations results to differ materially from our expectations include, without limitation, variations in the market prices of oil and natural gas, drilling results, the availability of financing, unanticipated fluctuations in flow rates of producing wells, oil and natural gas reserve expectations; the ability to satisfy future cash obligations and environmental costs; depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond our control. Important factors that could affect the future results of our sulphur operations include without limitation, the ability to ultimately form the proposed sulphur joint venture, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs, the reliance on IMC as a customer, the seasonality and volatility of sulphur markets, increased competition in the transporting and terminaling of sulphur, and environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in our 2000 Annual Report on Form 10-K.

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

  On July 13, 2001, FSC filed a series of motions for partial summary judgment and exceptions for prescription and no cause of action to dismiss on all substantive claims. The issue of assignability of the sulphur supply agreement, however, is excluded from these motions and the structure contemplated in the Savage joint venture is premised on the basis that FSC will not assign the agreement and will remain the seller to IMC Phosphate. Under the Sulphur Supply Agreement in order for IMC Phosphate to invoke renegotiation of the pricing terms, it must satisfy each of the following substantive preconditions: (1) a fundamental change must have occurred in IMC Phosphate's operations and sulphur and sulphur transportation markets that render (i) assumptions about those operations, sulphur markets and sulphur transportation markets invalid and (ii) performance of the Sulphur Supply Agreement by IMC Phosphate commercially impracticable or grossly inequitable; (2) the allocation and pricing provisions of Articles IV and V must no longer yield generally balanced and equitable results; (3) IMC Phosphate must notify FSC in writing in "reasonable detail" of exactly what assumptions have been rendered invalid, what fundamental changes in IMC Phosphate's operations, sulphur markets and sulphur transportation markets occurred that rendered the assumptions invalid, how performance of the Sulphur Supply Agreement has become commercially impracticable or grossly inequitable as a result of fundamental changes, and why the allocation and pricing provisions of Articles IV and V no longer yield generally balanced and equitable results; and (4) the change in markets must not be due to an "ordinary cyclical change."

     In these motions FSC argues that the baseline for any such measurement is when FSC was substituted as seller on December 22, 1997 which constituted a novation or new contract. (IMC
Phosphate argues July 1993 is the baseline.)   Prior to the 1997
transaction IMC Phosphate was well aware of the very issues of which it now complains. We do not believe that IMC Phosphate can establish the necessary preconditions to invoke renegotiation and thus believe their claims are without merit. The hearing has been scheduled for September 17, 2001.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) During the period covered by this Quarterly Report on Form 10-Q the registrant filed the following Current Reports on Form 8-K:
* A report disclosing an event under Item 5 dated April 9, 2001.
* A report disclosing an event under Item 5 dated May 31, 2001.

                      McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By:    /s/ C. Donald Whitmire, Jr.
                                  --------------------------------
                                         C. Donald Whitmire, Jr.
                                    Vice President and Controller-
                                            Financial Reporting
                                     (authorized signatory and
                                    Principal Accounting Officer)
Date:  August 7, 2001

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

10.4 Joint Operating Agreement by and between Freeport-McMoRan Resource Partners, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of June 5, 1990. (Incorporated by reference to Exhibit 10.4 to the Freeport Sulphur S-1).

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

10.21 Amended and Restated Credit Agreement dated June 15, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second- Quarter 2000 Form 10-
          Q).

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

          Executive and Director Compensation Plans and
          Arrangements (Exhibits 28 through 36).

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

10.32     McMoRan 1998 Stock Option Plan for Non-Employee
          Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.33 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.34 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998. (Incorporated by reference to Exhibit 10.13 to McMoRan's 1998 Form 10-K).

10.35 McMoRan 2001 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.35 to McMoRan's First-Quarter
          2001 Form 10-Q).

10.36     McMoRan 2001 Stock Incentive Plan

10.37 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1,
          1991)(assigned to FM Services as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.38     Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated February 5, 2001. (Incorporated by reference to Exhibit 10.36b to McMoRan's 2000 Form 10-
          K).

15.1 Letter dated July 19, 2001 from Arthur Andersen LLP regarding the unaudited financial statements.