Form 10-Q
period 2001-09-30
MCMORAN EXPLORATION CO /DE/
filed 2001-11-14
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 2001



                Commission File Number: 001-07791



                     McMoRan Exploration Co.



  Incorporated in Delaware                   72-1424200
                                  (IRS Employer Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


   Registrant's telephone number, including area code:  (504)582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



On September 30, 2001, there were issued and outstanding
15,877,835 shares of the registrant's Common Stock, par value
$0.01 per share.



                     McMoRan EXPLORATION CO.
                        TABLE OF CONTENTS

                                                           Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                         3

            Statements of Operations                         4

            Statements of Cash Flows                         5

            Notes to Financial Statements                    6

          Remarks                                           10

          Report of Independent Public Accountants          10

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      12

        Part II.  Other Information                         21

        Signature                                           22

        Exhibit Index                                      E-1

                     McMoRan EXPLORATION CO.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.


                    McMoRan EXPLORATION  CO.
              CONDENSED BALANCE SHEETS (Unaudited)

                                                        September 30,  December 31,
                                                             2001          2000
                                                         -----------   ------------
                                                             (In Thousands)
ASSETS
Cash and cash equivalents                                $       -     $     48,906
Accounts receivable                                           18,899         37,537
Inventories                                                    1,949         11,183
Prepaid expenses                                               1,310            354
                                                         -----------   ------------
     Total current assets                                     22,158         97,980
Property, plant and equipment, net                           139,648        116,231
Sulphur business assets, net                                  69,152         72,977
Other assets, including restricted cash of $3.5 million       12,076         12,136
                                                         -----------   ------------
Total assets                                             $   243,034        299,324
                                                         ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                         $    27,011   $     39,249
Accrued liabilities                                           28,780         45,933
Borrowings outstanding on sulphur credit facility             58,000         46,000
Current portion of accrued sulphur reclamation costs             232         15,548
Current portion of accrued oil and gas reclamation costs       1,395            -
Other                                                            884          1,274
                                                         -----------   ------------
     Total current liabilities                               116,302        148,004
Accrued sulphur reclamation costs                             63,689         53,639
Accrued oil and gas reclamation costs                         17,692         15,980
Long-term debt                                                35,000            -
Other long-term liabilities                                   22,660         22,524
Stockholders' equity                                         (12,309)        59,177
                                                         -----------   ------------
Total liabilities and stockholders' equity               $   243,034   $    299,324
                                                         ===========   ============



The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                    ----------------------   ------------------------
                                       2001        2000        2001         2000
                                    ---------    ---------   ----------   -----------
                                        (In Thousands, Except Per Share Amounts)
Revenues                            $  37,209    $  48,258   $  112,207   $   153,611
Costs and expenses:
Production and delivery costs          21,321       38,869       92,729       138,983
Depreciation and amortization          10,993        3,516       21,148        92,276
Exploration expenses                    6,707       17,200       54,606        43,346
General and administrative expenses     5,242        5,225       15,903        16,424
Gain on sale of oil and gas
properties                                -        (43,202)         -         (43,202)
                                    ---------    ---------   ----------    ----------
     Total costs and expenses          44,263       21,608      184,386       247,827
                                    ---------    ---------   ----------    ----------
Operating income (loss)                (7,054)      26,650      (72,179)      (94,216)
Interest expense, net                  (1,345)      (1,609)      (4,431)       (3,985)
Other income, net                          41          406        4,447         4,194
                                    ---------    ---------   ----------    ----------
Income (loss) from operations
before provision for income taxes      (8,358)      25,447       72,163)      (94,007)
Provision for income taxes                 (8)         -             (8)      (34,942)
                                    ---------    ---------   ----------    ----------
Net income (loss)                   $  (8,366)   $  25,447   $  (72,171)   $ (128,949)
                                    =========    =========   ==========    ==========

Net income (loss) per share of
common stock
Basic                                  $(0.53)       $1.61       $(4.55)       $(8.92)
                                       ======        =====       ======        ======
Diluted                                $(0.53)       $1.60       $(4.55)       $(8.92)
                                       ======        =====       ======        ======
Average common shares outstanding:
Basic                                  15,872       15,828       15,862        14,462
                                       ======       ======       ======        ======
Diluted                                15,872       15,858       15,862        14,462
                                       ======       ======       ======        ======



The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
              STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                        --------------------------
                                                            2001          2000
                                                        -----------    -----------
                                                              (In Thousands)
Cash flow from operating activities:
Net loss                                                $   (72,171)   $  (128,949)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
     Depreciation and amortization                           21,148         92,276
     Exploration drilling and related expenditures           40,464         23,688
     Noncash sulphur inventory write-down                     9,974          7,790
     Gain on the sale of sulphur assets                        (553)        (2,218)
     Gain on sale of oil and gas properties                     -          (43,202)
     Change in deferred tax asset                               -           34,942
     Employee-related charges to exit sulphur operations        -            7,500
     Change in assets and liabilities:
     Reclamation and mine shutdown expenditures             (12,355)        (5,162)
     Other                                                      532         (8,198)
     (Increase) decrease in working capital:
          Accounts receivable                                19,765         (4,240)
          Accounts payable and accrued liabilities          (13,887)        (2,535)
          Inventories and prepaid expenses                   (1,527)        (2,037)
                                                        -----------    -----------
Net cash used in operating activities                        (8,610)       (30,345)
                                                        -----------    -----------

Cash flow from investing activities:
Exploration, development and other capital expenditures     (92,300)       (31,262)
Proceeds from assuming Homestake's 16.7 percent
 interest in Main Pass                                        2,500            -
Purchase of oil and gas interests                               -          (39,793)
Proceeds from disposition of assets                           2,034         75,380
                                                        -----------    -----------
Net cash (used in) provided by investing activities         (87,766)         4,325
                                                        -----------    -----------

Cash flow from financing activities:
Net proceeds from equity offering                                -          50,274
Net borrowings on sulphur credit facility                    12,000         31,000
Proceeds from long-term debt, net                            35,000            -
Purchases of McMoRan common stock                               -          (15,282)
Other                                                           470         (2,105)
                                                        -----------    -----------
Net cash provided by financing activities                    47,470         63,887
                                                        -----------    -----------
Net (decrease) increase in cash and cash equivalents        (48,906)        37,867

Cash and cash equivalents at beginning of year               48,906            -
                                                        -----------    -----------
Cash and cash equivalents at end of period              $       -      $    37,867
                                                        ===========    ===========


The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.  SULPHUR SEGMENT DEVELOPMENTS
PROPOSED JOINT VENTURE
In July 2000, McMoRan Exploration Co. (McMoRan) undertook a plan to exit its sulphur mining operations and to sell its remaining sulphur transportation, logistics and marketing assets comprising its recovered sulphur business operations. Sulphur mining operations ceased at Main Pass Block 299 (Main Pass) on August 31, 2000.

     On February 26, 2001, McMoRan announced it had entered into a letter of intent with Savage Industries Inc. to form a joint venture, which would own and operate the assets comprising the sulphur transportation and terminaling business of Freeport-McMoRan Sulphur LLC (Freeport Sulphur), a wholly owned subsidiary of McMoRan. The letter of intent provides that Savage would own a 50 percent interest in the joint venture and become its manager and operator. McMoRan would contribute its sulphur transportation, logistics and marketing assets to the new joint venture. The joint venture would operate these assets and would continue to serve both producers and consumers of sulphur. McMoRan and Savage are finalizing negotiations of long-term service agreements representing over 50 percent of the initial joint venture sulphur handling activities with major U.S. oil refiners and gas processors to provide off-take security and market access for their sulphur by-product. Negotiations of agreements for the remainder of the sulphur handling activities are expected to be finalized thereafter.

    The terms of the letter of intent contemplate Savage contributing cash to the joint venture. The joint venture would use the new contracts to be completed with sulphur producers to secure financing. It is expected that the joint venture would distribute at least $55 million in cash to McMoRan at closing of the contemplated transaction. McMoRan will use the proceeds from the transaction to repay borrowings under its sulphur credit facility, which totaled $58 million at September 30, 2001. The sulphur credit facility was recently amended to extend its maturity from October 31, 2001 until the earlier of the completion of the proposed joint venture or January 31, 2002.

    The contemplated joint venture transaction is subject to securing joint venture financing arrangements, completion of definitive agreements, board approvals and certain other approvals. Upon formation of the joint venture, McMoRan would account for its interest in the joint venture using the equity method of accounting. The reclamation obligations associated with McMoRan's former sulphur mining facilities (see below) are not included in the contemplated joint venture transaction.

    For additional information about the proposed joint venture and the sulphur credit facility see Note 7 below, Notes 3 and 9 of the "Notes To Financial Statements" included in McMoRan's 2000 Annual Report on Form 10-K, as well as "Decision to Exit Sulphur Operations" and "Capital Resources and Liquidity" included in Items 7 and 7a "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" also included within McMoRan's 2000 Annual Report on Form 10-K.

MAIN PASS
In June 2001, Homestake Sulphur Company LLC transferred its sulphur and oil interests in Main Pass to Freeport Sulphur. Freeport Sulphur received $2.5 million in cash and Homestake's
16.7 percent interest in the Main Pass oil assets and sulphur mine in return for assuming Homestake's future Main Pass reclamation obligations associated with the related facilities, currently estimated to total $7.1 million. The transaction was treated as a purchase, and 100 percent of Main Pass oil's operating results subsequent to June 1, 2001, are included in McMoRan's consolidated financial statements. McMoRan recorded no gain or loss on the transaction.

     Freeport Sulphur has an agreement with Trinity Storage Services, L.P. (Trinity) to establish a business enterprise engaged in commercial brine production and the storage of non-hazardous oilfield wastes at Main Pass. Commercial brine production has commenced. The use of Main Pass for storage of non-hazardous oilfield waste is awaiting final Minerals Management Service (MMS) approval. Trinity anticipates pursuing other commercial uses of the facilities to support the petroleum industry. Freeport Sulphur and Trinity have been engaged in discussions with offshore oil and gas producers, gas storage and transportation companies, oil and gas service companies and other energy related companies about other projects involving the use of the Main Pass facilities.

     In October 2001, Freeport Sulphur entered into a letter of intent to sell its sulphur and salt lease and related facilities located at Main Pass to Trinity. Under the proposed transaction Trinity would assume responsibility for $12.4 million of Main Pass' future reclamation and abandonment obligations and Freeport Sulphur would remain responsible for reclamation and abandonment obligations in excess of $12.4 million. In addition, Trinity would provide a surety bond meeting the requirements of the MMS for its $12.4 million portion of Main Pass' future reclamation and abandonment obligations (see MMS Bonding Requirement Settlement below). Freeport Sulphur would retain exclusive rights to mine and produce sulphur from the lease but would commit not to interfere with non-sulphur operations undertaken by Trinity. The letter of intent provides that Freeport Sulphur would receive 9 percent of future revenues from the future non-sulphur commercial activities at Main Pass through December 31, 2021. The proposed sale is subject to definitive agreements, boards of directors and certain other approvals, and there is no assurance that the proposed transaction will be consummated until such matters are finalized.

MMS BONDING REQUIREMENT SETTLEMENT
In October 2001, McMoRan and Freeport Sulphur reached an agreement with the MMS to provide, by February 3, 2002, financial assurances meeting the MMS' requirements with respect to Freeport Sulphur's future reclamation obligations for its Main Pass sulphur and oil facilities. The MMS is requiring financial assurance of $35 million. Financial assurances can be in the form of surety bonds, affiliate or third-party guarantees, or letters of credit. McMoRan and Freeport Sulphur have entered into a trust agreement with the MMS which imposes certain obligations if neither McMoRan nor Freeport Sulphur meet the MMS' financial wherewithal requirements, which are based on historical financial statements, by February 3, 2002. Under the trust agreement, McMoRan is required to provide $10 million in non-cash financial assurances for the Main Pass reclamation obligations by
February 3, 2002.    In addition, the trust agreement requires
Freeport Sulphur to provide additional financial assurances of $24.8 million, which Freeport Sulphur expects to fulfill with Trinity's $12.4 million surety bond as discussed above, plus Freeport Sulphur's commitment to make quarterly deposits aggregating up to $12.4 million over a five-year period, to the extent the quarterly deposit amounts cannot be otherwise
satisfied by other non-cash financial assurances.   Freeport
Sulphur believes it will be able to meet its funding requirements using proceeds generated from its Main Pass oil operations, which it would continue to own and operate, and with its 9 percent share of revenues from the alternative commercial activities of the Main Pass facilities; however, there is no assurance that McMoRan's objectives in this regard will be achieved pending the actual consummation of the transaction described above.

     Additionally, the MMS has granted a waiver of its supplemental bonding requirements relating to the abandonment obligations associated with the federal offshore leases owned by McMoRan Oil & Gas LLC
(MOXY), McMoRan's wholly owned subsidiary engaged in oil and gas exploration and production activities.

2. EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. Stock options representing 30,000 shares of common stock were included in the third quarter of 2000 diluted net income per share calculation. There were no dilutive stock options during the third quarter of 2001. Stock options representing 24,000 shares of common stock for the nine months ending September 30, 2001 and 129,000 shares of common stock for the nine months ended September 30, 2000 that otherwise would have been included in the calculation of diluted net income
(loss) per share were excluded from the calculation because of the net losses incurred during those periods.

     Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                                     Third Quarter          Nine Months
                                   -----------------    ------------------
                                     2001      2000       2001      2000
                                   -------   -------    -------   --------
Outstanding options (in thousands)   2,468     1,674      2,213      1,289
Average exercise price             $ 17.08   $ 18.40    $ 17.76   $  19.75


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

     McMoRan's use of financial contracts to manage risks has been limited. McMoRan's only current contracts involve forward sales contracts for oil produced at Main Pass, which were entered into considering the required level of production costs at the field. During the third quarter of 2001, McMoRan settled forward sales contracts covering 24,000 barrels of oil at a cost of $0.2 million. For the nine months ended September 30, 2001, McMoRan settled forward sales contracts covering 72,000 barrels of oil at a cost of $0.6 million. These costs reduced McMoRan's oil revenues for each of these periods. At September 30, 2001, McMoRan had remaining forward sales contracts for 24,000 barrels of oil, all of which will be settled by December 31, 2001. The fair value of these forward sales contracts, which totaled losses of $0.2 million at September 30, 2001, are included in "Accumulated other comprehensive loss" and "Accrued liabilities"
in the accompanying balance sheet.   McMoRan recognizes gains and
losses currently for ineffectiveness associated with its forward sales contracts. These gains and losses were immaterial during the periods presented.

     McMoRan had no items of other comprehensive income or loss in 2000. McMoRan's total comprehensive loss for the periods ended September 30, 2001 follows (in thousands):

                                                       Third      Nine
                                                      Quarter    Months
                                                     ---------  ---------
Net loss                                             $  (8,366) $ (72,171)
Other comprehensive loss:
Cumulative effect of change in accounting principle        -         (492)
Change in unrealized derivatives' fair value               (33)      (278)
Reclassification to earnings                               174        610
                                                     ---------  ---------
Total comprehensive loss                             $  (8,225) $ (72,331)
                                                     =========  =========

4. BUSINESS SEGMENTS
McMoRan has two operating segments: "oil and gas" and "sulphur." McMoRan's oil and gas are produced offshore in the Gulf of Mexico. The sulphur business segment includes purchasing, transporting, terminaling, processing and marketing of recovered sulphur, using an extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Additionally, Frasch sulphur was produced at the Main Pass mine located offshore Louisiana, until August 31, 2000. The segment data presented below were prepared on the same basis as the consolidated McMoRan financial statements.


                                       Oil & Gas   Sulphur       Other       Total
                                       ---------   --------    ---------   ---------
                                                      (In Thousands)
Third Quarter of 2001
Revenues                               $  24,555   $ 12,654    $     -     $  37,209
Production and delivery                    9,319     12,002          -        21,321
Depreciation and amortization             10,269        724          -        10,993
Exploration expenses                       6,707        -            -         5,173
General and administrative expenses        3,068      1,282          892       5,242
                                       ---------   --------    ---------   ---------
Operating loss                            (4,808)    (1,354)        (892)     (7,054)
Interest expense, net                        -       (1,345)         -        (1,345)
Other income                                   5          8           28          41
Income tax provision                          (8)       -            -            (8)
                                       ---------   --------    ---------   ---------
Net loss                               $  (4,811)  $ (2,691)   $    (864)  $  (8,366)
                                       =========   ========    =========   =========
Exploration, development and other
capital expenditures                   $  27,802   $    -      $     -     $  27,802
                                       =========   ========    =========   =========
Total assets                           $ 151,291   $ 87,525    $   4,218   $ 243,034
                                       =========   ========    =========   =========



                                       Oil & Gas   Sulphur       Other       Total
                                       ---------   --------    ---------   ---------
                                                        (In Thousands)
Third Quarter of 2000
Revenues                               $  14,238   $ 34,020    $     -     $  48,258
Production and delivery                    5,575     33,294          -        38,869
Depreciation and amortization              3,508          8          -         3,516
Exploration expenses                      17,200        -            -        17,200
General and administrative expenses        2,401      2,180          644       5,225
Gain on sale of oil and gas properties   (43,202)       -            -       (43,202)
                                       ---------   --------    ---------   ---------
Operating income (loss)                   28,756     (1,462)        (644)     26,650
Interest expense                            (426)    (1,183)         -        (1,609)
Other income (expense)                       409         (3)         -           406
Income tax provision                         -          -            -           -
                                       ---------   --------    ---------   ---------
Net income (loss)                      $  28,739   $ (2,648)   $    (644)  $  25,447
                                       =========   ========    =========   =========
Exploration, development and other
capital expenditures                   $  12,084   $     (7)   $     -     $  12,077
                                       =========   ========    =========   =========
Total assets                           $ 160,641   $116,193    $   4,341   $ 281,175
                                       =========   ========    =========   =========

Nine Months Ending September 30, 2001:
Revenues                               $  56,446   $ 55,761    $     -     $ 112,207
Production and delivery                   28,555     64,174          -        92,729
Depreciation and amortization             17,424      3,724          -        21,148
Exploration expenses                      54,606        -            -        54,606
General and administrative expenses        8,951      4,063        2,889      15,903
                                       ---------   --------    ---------   ---------
Operating loss                           (53,090)   (16,200)      (2,889)    (72,179)
Interest expense, net                       (357)    (4,074)         -        (4,431)
Other income                                 367      3,986           94       4,447
Income tax provision                          (8)       -            -            (8)
                                       ---------   --------    ---------   ---------
Net loss                               $ (53,088)  $(16,288)   $  (2,795)  $ (72,171)
                                       =========   ========    =========   =========
Exploration, development and other
capital expenditures                   $  92,300   $     -     $     -     $  92,300
                                       =========   ========    =========   =========


Nine Months Ending September 30, 2000:
Revenues                               $  46,963   $106,648    $     -     $ 153,611
Production and delivery                   18,270    120,713          -       138,983
Depreciation and amortization             15,848     76,428          -        92,276
Exploration expenses                      43,346        -            -        43,346
General and administrative expenses        6,406      8,007        2,011      16,424
Gain on sale of oil and gas properties   (43,202)       -            -       (43,202)
                                       ---------   --------    ---------   ---------
Operating income (loss)                    6,295    (98,500)      (2,011)    (94,216)
Interest expense                          (1,555)    (1,183)      (1,247)     (3,985)
Other income                               1,875      2,319           -        4,194
Income tax provision                         -          -        (34,942)    (34,942)
                                       ---------   --------    ---------   ---------
Net income (loss)                      $   6,615   $(97,364)   $ (38,200)  $(128,949)
                                       =========   ========    =========   =========
Exploration, development and other
capital expenditures                   $  31,229   $     33    $     -     $  31,262
                                       =========   ========    =========   =========


a. Includes $1.5 million of nonproductive exploratory well costs associated with the Louisiana State Lease 340 No. 3 well that was in progress at September 30, 2001. The well was subsequently determined to be unsuccessful.
b. Reflects elimination of recorded deferred tax asset based on changes in estimated future taxable income related to our planned exit from active participation in the sulphur business.

5. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan's ratio of earnings to fixed charges calculation resulted in shortfalls of $62.1 million during the nine months ended September 30, 2001 and $84.7 million for the nine months ended September 30, 2000. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

6. NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," which requires the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, McMoRan will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. McMoRan has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but it has not completed this analysis or determined when it will adopt the new rules.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain dispositions may now qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. McMoRan has not yet determined what effect, if any, this statement will have on its financial statements.

7.  DEBT MATTERS
The maturity of the sulphur credit facility has been extended from October 31, 2001 to the earlier of the completion of the formation of the joint venture (see Note 1) or January 31, 2002. Based on discussions with the members of the bank group in this facility, further extensions of the maturity date are unlikely under current circumstances. At maturity, the balance due is expected to be repaid from the proceeds of the sale of Freeport Sulphur's assets to the joint venture described in Note 1 or from other sources of new capital as described below.

     The existing oil and gas revolving bank credit facility has two separate components:

* a guaranteed portion representing initial borrowing capacity of up to $50 million ($47.7 million of which is currently available and $42.0 million is outstanding as of November 14, 2001); and
*    $11.25 million (which is available until January 25, 2002).

     All of McMoRan's proved oil and gas reserves are pledged as collateral under the oil and gas credit facility, other than Main
Pass oil, which is pledged as security under the sulphur credit facility.

     Refer to Note 9 "Halliburton Alliance and Long-Term Debt" included in our 2000 Annual Report on Form 10-K. McMoRan is required to raise an aggregate $125.0 million of capital by December 31, 2001 in order to maintain the current $47.7 million of borrowing availability under the Halliburton guarantee. As of September 30, 2001 McMoRan has raised approximately $112.0 million towards meeting this requirement. To the extent that McMoRan does not raise the cumulative $125.0 million by December 31, 2001, the amount available under the Halliburton guarantee will be reduced. Any loans outstanding in excess of the adjusted amount would then become due.

     McMoRan believes that increased operating cash flows from the increased oil and gas production associated with its 2000 discoveries and the current availability under its oil and gas credit facility will be adequate to fund remaining 2001 planned expenditures. McMoRan is pursuing additional financing opportunities, including the sale of property interests, sales of equity or equity-linked securities, various forms of debt financing and arrangements with third parties to participate in our exploration and development activities. McMoRan must obtain additional financial capital to fund its future planned exploration activities and debt maturities.

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


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of September 30, 2001, and the related statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                 /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 18, 2001 (except
with respect to Note 7, as
to which the date is
November 14, 2001)

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
  We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region and in the purchasing, transporting, terminaling, processing and marketing of recovered sulphur. We became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. At that time, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Sulphur LLC (Freeport Sulphur) became our wholly owned subsidiaries.

OPERATIONAL ACTIVITIES
  Following are our recent significant operational activities:
Exploration Activities:
Louisiana State Lease 340. As previously announced in August 2001, the Louisiana SL 340 (Mound Point) No. 2 exploratory well reached a total depth of 18,704 feet and logged a gross 50-foot sand interval between 18,560 feet and 18,610 feet, which by wireline log analysis was interpreted to be a potentially hydrocarbon-bearing accumulation with no indicated water level. In addition to this 50-foot interval, the well also encountered a laminated sand section in an interval from 16,890 feet to 17,275 feet, which log calculations indicate may also contain hydrocarbons. Production casing has been set and future testing and completion plans for the well are currently being finalized. Because the Mound Point prospect is located in 10 feet of water and is located in close proximity to existing production facilities, future production from the well can be established quickly. We have a 30.4 percent working interest and a 22.8 percent net revenue interest in the Mound Point well.

  During development of the completion plans for the Mound Point well, the related drilling rig was moved approximately 6 miles to the northwest and we commenced drilling the Louisiana SL 340 (Lighthouse Point) No. 3 exploratory well on August 28,
2001.   The Lighthouse Point well reached a total measured
depth of approximately 11,700 feet. The well had a planned total measured depth of 12,500 feet, but late on the evening of October 18, 2001, after evaluating log-while-drilling (LWD) results, we determined the well had not encountered commercial quantities of hydrocarbons and we ceased drilling. We have subsequently plugged and abandoned the well. Our share of drilling and related costs for the Lighthouse Point No. 3 well will total approximately $2.4 million. Drilling costs incurred on the well through September 30, 2001, totaling approximately $1.5 million, were charged to exploration expense in the third quarter of 2001. Both the Mound Point and Lighthouse Point prospects are located on a portion of 62,000 acres previously held by Texaco.

West Cameron Block 624. In August 2001, we announced that the West Cameron Block 624 (Barite) No.B-3ST exploratory well reached a total measured depth of 9,900 feet and LWD an interval of resisitivity between 6,780 feet and 7,080 feet measured depth, which was interpreted to be a potentially hydrocarbon-bearing accumulation with no indicated water level. The Barite well was drilled at an average 75-degree angle and the pay section has a true vertical thickness of approximately 90 feet at approximately 4,100 feet true vertical depth. As operator, we set production casing and completed the well. The Barite well, which was drilled from an existing production platform, will be brought on production immediately once repairs to a connecting pipeline are completed. Production is expected to commence in November 2001. Initial flow tests at the Barite well indicate an expected flow rate of 5 to 8 million cubic feet of natural gas equivalent per day (Mmcfe/d). We have a 95 percent working interest and a 66.8 percent net revenue interest in the well which is located in 365 feet of water approximately 130 miles offshore Louisiana.

Eugene Island Block 97. On September 21, 2001, drilling commenced at the Eugene Island Block 97 (Thunderbolt) No. 3 exploratory well. The well explored zones encountered by the first two Thunderbolt wells, which have been successfully developed and are now on production (see below), as well as additional objectives. The No. 3 well has encountered 5 sand intervals with approximately 250 net feet of highly resistive sands indicating potential hydrocarbons by LWD log within a 725 foot section between 14,025 and 14,750 feet true vertical depth
(TVD). Protective casing was set and drilling continued. As of November 13, 2001, the well has been drilled to total measured depth of 18,300 feet (16,400 TVD). Because the well is located in close proximity to existing production facilities (see "Development Activities" below) the well can be brought on production quickly. We have an approximate 38 percent working interest and 27.4 percent net revenue interest in the Thunderbolt prospect, which is located in 27 feet of water approximately 25 miles offshore Louisiana.

Near-Term Exploration Activities. We plan to drill exploratory wells on eight prospects over the next twelve months. We intend to commence an exploratory well at South Marsh Island Block 223 (OCS-310 JB Mountain) during the fourth quarter of 2001 or early 2002. We anticipate drilling an exploratory well at the Hornung prospect, at Eugene Island Block 108, which is south of and adjacent to Eugene Island Block 97, during the first half of 2002. Additional prospects could also be added as we continue evaluation of our 560,000-acre lease position, rights to most of which were obtained from Texaco and Shell at the beginning of 2000. Our planned exploration activities require that we obtain additional financing (see "Capital Resources and Liquidity").

Development Activities:
Eugene Island Block 193.  The development of the Eugene Island
Block 193 (North Tern Deep) No. 3 well, discovered in late
December 2000, has been completed with initial production commencing in mid-June 2001. Recent gross production from the well has approximate 27 Mmcfe/d, 9 Mmcfe/d net to our interest.
In November 2001, the well has been temporarily shut-in for diagnostic evaluation in response to a small quantity of formation material flowing into the production tubing . Production is expected to be restored shortly following remedial work.Our net revenue interest in the North Tern Deep prospect currently totals approximately 33.4 percent until payout, at which time it will increase to approximately
39.7 percent. The well is located in 90 feet of water approximately 50 miles offshore Louisiana.

Eugene Island Block 97. The Eugene Island Block 97 (Thunderbolt) No. 1 well was drilled and evaluated in the fourth quarter of 2000. Initial production commenced approximately four months subsequent to its discovery. The Thunderbolt No. 2 well, was drilled and evaluated in the first quarter of 2001 and commenced initial production in mid-June approximately three months subsequent to its discovery. Recent gross production from these wells totals approximately 8 Mmcfe/d, 2 Mmcfe/d net to our interests. See above for information regarding exploratory drilling of the Thunderbolt No. 3 well. We have an approximate 38.0 percent working interest and 27.4 percent net revenue interest in the Thunderbolt prospect, which is located in 27 feet of water approximately 25 miles offshore Louisiana.

Vermilion Blocks 195/196/207, Ship Shoal Block 296 and Main Pass Blocks 86/97 Initial production commenced at the Ship Shoal Block 296 (Raptor) No. 1 well in late-June 2001 and from the Vermilion Block 196 (Lombardi) No. 2 well in early-July 2001. Recent gross production from these wells totals approximately 59 Mmcfe/d, 28 Mmcfe/d net to our interest. Development is also planned at the Main Pass Block 86 (Shiner) No. 1 and 2 wells, with their initial production anticipated in March 2002. We hold a 61.8 percent working interest and a 43.5 percent net revenue interest in the Raptor prospect, which was evaluated in July 2000 and is located in 260 feet of water
approximately 62 miles offshore Louisiana.   We have a 47.5
percent working interest and a 34.2 percent net revenue interest in the Lombardi prospect, which was evaluated in September of 2000 and is located in 115 feet of water
approximately 50 miles offshore Louisiana.   We have a 71.3
percent working interest and a 51.3 percent net revenue interest in the Shiner prospect, which was evaluated in the fourth quarter of 2000, and is located in 70 feet of water approximately 45 miles offshore Louisiana.

Vermilion Block 160. During the second and third quarters of 2001, we performed recompletion activities at the Vermilion Block 160 field unit. Production from the Vermilion Block 160 field was shut-in during June 2001 while the recompletion activities were performed. In July 2001 the AJ-3 well was restored to production at a gross daily flow rate of approximately 18 Mmcfe/d, 7 Mmcfe/d to our net revenue interest. We completed recompletion activities on the AJ-6 and AJ-3 wells in this field during the third quarter of 2001. These wells' recent gross production totals approximately 24 Mmcfe/d, 9 Mmcfe/d net to our interest. We have an approximate 41.8 percent working interest and a 35.8 percent net revenue interest in the Vermilion Block 160 field unit, which is located in 100 feet of water, 42 miles
offshore Louisiana.   Also during June 2001, our Vermilion Block
160 BJ-1 well ceased production and was temporarily abandoned while we evaluate alternative remedial activities.

RESULTS OF OPERATIONS
We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass Block 299 (Main Pass). Our sulphur segment includes purchasing, transporting, terminaling, processing and marketing of recovered sulphur, using an extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. We also produced Frasch sulphur at the Main Pass mine until August 31, 2000. As a result of our anticipated oil and natural gas exploration expenditures and the requirements of the successful efforts accounting method to charge all nonproductive exploratory drilling costs and other exploration expenditures to expense, we are likely to continue to report operating losses in future periods. Selected summary comparative data by segment for the third-quarter and nine-month periods ended September 30, 2001 and 2000 follow:


                                Third Quarter           Nine Months
                          ----------------------   ----------------------
                              2001        2000         2001        2000
                          ----------  ----------   ----------  ----------
                         (Dollars in thousands, except for realized prices)
FINANCIAL DATA
Operating income (loss)
  Oil and gas             $   (4,808) $   28,756 a $  (53,090) $    6,295 a
  Sulphur                      1,354)     (1,462)     (16,200)    (98,500)b
  Other                         (892)       (644)      (2,889)     (2,011)
                          ----------  ----------   ----------  ----------
     Total                $   (7,054) $   26,650   $  (72,179) $  (94,216)
                          ==========  ==========   ==========  ==========

OPERATIONAL DATA
Sales volumes:
  Gas (thousand cubic feet 4,096,100   1,527,800    7,468,600   7,569,700
       or MCF)
  Oil (barrels)c             456,200     275,100      957,200     878,500
  Plant products (barrels)    81,000         -         81,000         -
  Sulphur (long tons)        592,600     637,800    1,544,600   2,010,200
Average realizations:
  Gas (per MCF)              $  2.90     $  4.43      $  4.21     $  3.29
  Oil (per barrel)c            24.07       26.59        23.84       24.70
  Plant products (per barrel)  20.77         -          20.77         -
  Sulphur (per long ton)       21.35       52.95        36.09       52.54


a. Includes a $43.2 million gain on the sale of our interests in Brazos Blocks A-19 and A-26 and Vermilion Block 408.
b. Includes $85.6 million in charges to write off the remaining book value of the Main Pass sulphur mine, to reduce the carrying values of its related assets, to record the remaining unaccrued estimated Main Pass reclamation costs and to accrue certain sulphur employee-related separation costs.
c. Includes sales of sour crude oil from the Main Pass oil operations. The Main Pass barrels sold totaled approximately 302,800 barrels at an average realization of $22.75 in the third quarter of 2001 and 228,200 barrels at an average realization of $25.45 per barrel in the third quarter of 2000. For the nine-month periods Main Pass barrels sold totaled approximately 728,400 barrels at an average realization of $22.85 per barrel in 2001 and 714,700 barrels at an average realization of $23.41 per barrel in 2000.

Oil and Gas Operations
A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands:

                                              Third      Nine
                                             Quarter    Months
                                            --------   --------
Oil and gas revenues - prior year periods   $ 14,238   $ 46,963
Increase (decrease)
    Sales volumes:
        Oil                                    4,815      1,944
        Gas                                   11,378       (333)
    Price realizations:
        Oil                                   (1,150)      (823)
        Gas                                   (6,267)     6,871
    Plant products revenue                     1,551      1,682
    Other                                        (10)       142
                                            --------   --------
Oil and gas revenues - current year periods $ 24,555   $ 56,446
                                            ========   ========


     Our oil and gas revenues increased approximately 72 percent during the third quarter of 2001 compared to revenues for the third quarter of 2000.  Oil and gas revenues increased
approximately 20
percent during the nine-month period in 2001
when compared to the same period in 2000.  We effectively tripled our first-half 2001 average net daily production during the third quarter of 2001 to an average net production rate of
approximately 60 Mmcfe/d (excluding oil produced at Main Pass
299). The corresponding increase in revenues as a result of
increased production was partially offset by lower average
realizations, especially for natural gas, during the comparable third-quarter periods.  Net production during October 2001
averaged slightly less than 60 Mmcfe/d and this rate is
anticipated to be achieved during the remainder of the quarter following resumption of production at the Eugene Island No. 3 well (North Tern Deep) and the commencement of production at West Cameron
Block 624 (Barite) as described above.    Production net to our
interest is anticipated to approximate 65 Mmcfe/d, during the first quarter of 2002 when production is expected to commence from our Main Pass Blocks 86/87 (Shiner) property (see "Development Activities" above). Oil produced at Main Pass is expected to continue at a net daily average rate of approximately 3,000 barrels of oil per day during both the fourth quarter of 2001 and first quarter of 2002.

      The increase in gas sales volumes during the third quarter of 2001 reflects the mid-year 2001 commencement of production from four properties discovered during 2000 (see "Operational Activities" above). The increase in oil sales volumes during the third quarter and nine months periods of 2001 over the comparable periods last year primarily reflects our acquisition of Homestake Sulphur Company LLC's 16.7 percent interest in the Main Pass field (see Note 1 and "Capital Resources and Liquidity"). Our oil sales volumes also benefited from the oil production from Eugene Island Blocks 193/208/215, which commenced production during the second quarter of 2001, and three other fields that commenced production in July 2001 (see "Operational Activities" above).

     Production and delivery expense totaled $9.3 million during the third quarter of 2001 and $28.6 million for the nine months ended September 30, 2001 compared with $5.6 million and $18.3 million for the comparable periods in 2000. The increases primarily reflect our increased production from the four
properties discussed above.   Additionally, our production and
delivery costs include $1.3 million in the third quarter of 2001 and $6.3 million for the nine months ended September 30, 2001 for well workover costs compared with a total of $0.1 million and $2.6 million for well workover costs during the comparable
periods last year.   We performed well workovers at the Vermilion
Block 160 field unit and the Vermilion Block 160 BJ-1 well during the second and third quarters of 2001 and at Eugene Island Block 193/208/215 during the first quarter of 2001. The well workover costs during 2000 primarily reflect our efforts to re-establish production from Eugene Island Blocks 193/208/215 during the second quarter, as well as efforts to re-establish production from the Brazos Block A-19 JC No. 1 well in the first quarter of
2000.    Production and delivery costs also increased at Main
Pass, both as a result of our acquisition of Homestake's 16.7 percent interest in the field and from higher platform and equipment repair and maintenance costs, which totaled $1.7 million during the third quarter of 2001 and $3.6 million for the nine months ended September 30, 2001.

     Depreciation and amortization expense totaled $10.3 million during the third quarter of 2001 and $17.4 million for the nine months ended September 30, 2001 compared to $3.5 million and $15.8 million for the comparable periods of 2000. The increases primarily reflect the substantially higher production volumes during the third quarter of 2001 compared to the third quarter of 2000, attributable to production from the four properties discussed above. Our unit-of-production depreciation and amortization rates are based on estimated proved and proved developed reserves as required under the successful efforts accounting method. These rates are revised whenever significant changes in estimated reserves occur, with such changes applied prospectively. Oil and gas reserve estimates are inherently imprecise and are subject to change as new technical information, including production history, about the properties is obtained. Because a large proportion of our production during the remainder of 2001 will be initial production from our recent discoveries, significant changes in our depreciation rates may occur as production history is established and evaluated for these properties.

     Our exploration expenses are substantial because of our expanded exploration activities. Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including purchases of seismic data. Summarized exploration expenses are as follows (in millions):


                                       Third Quarter      Nine Months
                                      ---------------   ----------------
                                       2001     2000     2001      2000
                                      -----    ------   ------   -------
Geological and geophysical,           $ 3.5    $  4.2   $ 12.9   $  17.2
     including 3-D seismic purchases
Dry hole costs, including lease
    amortization costs                  3.8 a    12.1 b   40.5 c    23.7 b,c
Other                                  (0.6)      0.9      1.2       2.4
                                      -----    ------   ------   -------
                                      $ 6.7    $ 17.2   $ 54.6   $  43.3
                                      =====    ======   ======   =======

a. Includes nonproductive exploratory well costs associated with the Louisiana State Lease 340 No. 3 well.
b. Includes nonproductive exploratory well costs associated with the Green Canyon Block 90 No. 1 and Garden Banks Block 580 No. 1 wells.
c. Includes nonproductive exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 and the Garden Banks Block 272 No. 1 wells. Also includes the nonproductive exploratory well costs associated with the Viosca Knoll Block 863 No. 1 well and additional plugging and abandonment costs associated with the Vermilion Block 144 No. 3 well.
d. Includes nonproductive exploratory well costs associated with the State Tract 210 No. 6 and the Grand Isle Block 40/41 No. 1 wells.

Sulphur Operations
A summary of the increases (decreases) in our sulphur revenues between the periods follows (in thousands):

                                              Third         Nine
                                             Quarter       Months
                                            ---------    ---------
    Sulphur revenues - prior year period    $  34,020    $ 106,648
    Increase (decrease)
        Sales volumes                          (2,393)     (24,463)
        Price realization                     (18,726)     (25,409)
    Other                                        (247)      (1,016)
                                            ---------    ---------
    Sulphur revenues - current year period  $  12,654    $  55,761
                                            =========    =========

     Our sulphur revenues decreased by 63 percent for the third quarter of 2001 and 48 percent for the nine months ended September 30, 2001 when compared to the comparable periods in 2000. The revenue reductions reflect decreases in sales volumes of 7 percent for the third quarter of 2001 and 23 percent for the nine months ended September 30, 2001 when compared to the same periods in 2000, as well as a decrease in our average sulphur realizations of approximately 60 percent for the third quarter of 2001 and 31 percent for the nine months ended September 30, 2001 when compared to the same periods last year. Sales volumes and average realizations for sulphur reflect significantly reduced demand because of depressed conditions in the historically cyclical phosphate fertilizer industry, the principal consumer of sulphur. Several large phosphate fertilizer producers implemented production curtailments in late 2000 and early 2001. These curtailments have contributed to the decrease in sulphur prices that averaged $64.50 per ton in the fourth quarter of
2000.   The sulphur price has decreased by 57 percent, an average
of $37 per ton during the first half of 2001 to an average sulphur market price of $27.50 per ton in Tampa, Florida during the third quarter of 2001. The average sulphur market price in Tampa, Florida has increased to $32.50 for the fourth quarter of 2001.

     We sell a significant portion of the sulphur we purchase to IMC-Agrico Company, now known as IMC Phosphate Company (IMC), a phosphate fertilizer producer, under a long-term supply contract. Our sales to IMC totaled 31 percent of our total revenues and 92 percent of our total sulphur sales during the third quarter of 2001 and 46 percent of our total revenues and 93 percent of our total sulphur sales volumes for the nine months ended September 30, 2001. In 2000, sales to IMC totaled 48 percent of our total revenues and 68 percent of our total sulphur sales volumes during the third quarter and 49 percent of our total revenues and 71 percent of our total sulphur sales volumes for the nine months ended September 30, 2000. Sales to IMC are based on market prices and include a premium with respect to a portion of the sales. The agreement requires IMC to purchase approximately 75 percent of its annual sulphur consumption from us for as long as
it has a requirement for sulphur.   See Part II-Item 1 "Legal
Proceedings" for disclosures regarding current developments in certain litigation involving our sulphur supply agreement with IMC.

    Sulphur production and delivery expense totaled $12.0 million during the third quarter and $64.2 million for the nine months ended September 30, 2001 compared to $33.3 million and $120.7 million for the same periods last year. Production and delivery expenses during the nine months ended September 30, 2000 included $11.5 million of charges associated with our planned exit from active participation in the sulphur business. These charges included the writeoff of our sulphur material and supplies inventory totaling $6.1 million and a $5.4 million accrual for certain sulphur employee-related separation costs. The decreases also reflect the reduced volumes sold during the first half of 2001 as a result of the major U.S. fertilizer producers' production curtailments, including IMC's closure of all its Mississippi River region plants. During the third quarter of 2001, sulphur sales benefited from IMC's decision to resume production from two of its Louisiana plants in July 2001. The reductions in production and delivery costs during the first half of 2001 were partially offset by charges to adjust our sulphur inventory carrying amount to its net realizable value which totaled $10.0 million for the nine months ended September 30, 2001 compared with a $1.7 million charge recorded in 2000.

     Sulphur depreciation expense totaled $3.7 million for the nine months ended September 30, 2001 compared with $76.4 million for the comparable period during 2000. During the second quarter of 2000, we recorded $72.0 million of depreciation expense associated with our decision to cease operations at the Main Pass sulphur mine and for our planned exit from active participation in the sulphur business. The $72.0 million noncash charge included a $20.1 million charge to write off the remaining book value of the Main Pass sulphur mine, a $19.1 million charge to reduce certain assets used in the handling of mined sulphur to their net realizable value and a $32.8 million charge to record the remaining unaccrued estimated reclamation costs associated with the Main Pass sulphur mine. Sulphur depreciation expense totaled $0.7 million during the third quarter of 2001.

Other
     General and administrative expense totaled $5.2 million for the third quarter and $15.9 million for the nine months ended September 30, 2001 compared to $5.2 million for the third quarter and $16.4 million for the nine months ended September 30, 2000. Excluding the effects of a $2.1 million second-quarter 2000 accrual for certain sulphur employee-related separation costs, the increase primarily reflect our increasing oil and gas activities that were partially offset by decreased sulphur costs in accordance with our plan to exit active participation in the sulphur business.

     Net interest expense totaled $1.3 million during the third quarter and $4.4 million for the nine months ended September 30, 2001 compared to $1.6 million during the third quarter and $4.0 million for the nine months ended September 30, 2000.
Capitalized interest (related to oil and gas development activities) during the third quarter of 2001 totaled $0.6 million and $0.9 million for the nine months ended September 30, 2001. There was no interest capitalized during 2000. The increase in total interest costs during 2001 reflects our increased borrowings during 2001, which at September 30, 2001 totaled $58.0 million for the sulphur credit facility and $35.0 million on our oil and gas credit facility (see Note 9 "Halliburton Alliance and Long-Term Debt" included in our 2000 Annual Report on Form 10-K).

CAPITAL RESOURCES AND LIQUIDITY
COMPARISON OF NINE MONTHS 2001 vs 2000 CASH FLOWS
    Operating activities used cash of $8.6 million during the nine months ended September 30, 2001 compared to a use of cash of $30.3 million during the nine months ended September 30, 2000. The change in operating cash flow can be attributed primarily to the increase in oil and gas revenues, working capital changes and the impact of sulphur operating results over the prior year, caused by ceasing sulphur mining operations at Main Pass. Included in operating cash flows were increases in mine reclamation costs totaling $12.4 million during the nine months ended September 30, 2001 compared with $5.2 million during the comparable period in 2000.

    Net cash used in investing activities totaled $87.8 million for the nine months ended September 30, 2001 compared with cash provided of $4.3 million for the nine months ended September 30, 2000. Our exploration and development capital expenditures totaled $92.3 million for the nine months ending September 30, 2001, which includes nonproductive exploratory drilling and related costs primarily associated with five wells (see "Results of Operations" above). Capital expenditures during 2001 also included development costs primarily associated with our recent discoveries, the costs associated with our in-progress exploratory wells at Louisiana State Lease 340, Eugene Island Block 97 and West Cameron Block 624 and their related completion costs. Other capital expenditures included costs relating to remedial operations at West Cameron Block 616, Eugene Island
Block 193/208/215 and the Vermilion Block 160 field unit.   We
sold one unproved oil and gas lease during the first quarter of 2001 for $1.0 million and we sold various sulphur assets for $0.7 million during the second quarter of 2001. In June 2001, we received $2.5 million from Homestake Sulphur Company LLC (Homestake) in a transaction associated with Main Pass 299 (see below).

     In June 2001, Freeport Sulphur acquired Homestake's 16.7 percent interest in Main Pass and assumed their estimated $7.1 million portion of the remaining reclamation obligations at the Main Pass sulphur mine, related facilities and Main Pass oil facilities. Main Pass oil's operations relating to this interest subsequent to June 1, 2001 are included in our operating results.

    Our investing activities for the nine months ended September 30, 2000 included $37.8 million of costs associated with the Shell lease acquisition in January 2000 (see Note 4 "Acquisition and Exploration Program" included in our 2000 Annual Report on Form 10-K). Our exploration and development capital expenditures totaled $31.3 million during the nine months ended September 30, 2000, which included nonproductive exploratory drilling and related costs associated with the Grand Isle Block 40/41 No. 8 , State Tract 210 No. 6, Green Canyon Block 90 No. 1 and Garden Banks Block 580 No. 1 wells. The remaining capital expenditures represent various re-completion efforts at existing producing wells.

    Financing activities provided cash of $47.5 million during the nine months ended September 30, 2001 compared to $63.9 million during the nine months ended September 30, 2000. Financing proceeds during the 2001 period include $12.0 million of net borrowings on the sulphur credit facility and $35.0 million of net borrowings under our oil and gas credit facility (see below). The proceeds during 2000 primarily reflect the proceeds we received in April 2000 from the completion of an equity offering in which we sold 3.8 million shares of our common stock for $14.00 per share. Our net proceeds from the completion of the equity offering totaled $50.3 million. Cash provided from financing activities during the nine-month 2000 period also reflects additional net borrowings of $31.0 million under our revolving bank credit facilities, offset in part by purchases of McMoRan's common stock under our stock repurchase program (see
Note 1 "Background and Basis of Presentation-Share Purchase Program" included in our 2000 Annual Report on Form 10-K) and other financing costs.

REVOLVING BANK CREDIT FACILITIES

    Oil and Gas Credit Facility. Our existing oil and gas revolving bank credit facility has two separate components:

* a guaranteed portion representing initial borrowing capacity of up to $50 million ($47.7 million of which is currently available); and
*    $11.25 million (which is available until January 25, 2002)

See Note 9 "Halliburton Alliance and Long-Term Debt" included in our 2000 Annual Report on Form 10-K. As of November 14, 2001, our borrowings under our oil and gas facility totaled $42.0 million and our remaining availability totaled $17.0 million.

	All of our oil and gas properties with proved reserves are pledged as collateral under our oil and gas credit facility, other than Main Pass oil, which is pledged as security under the sulphur credit facility as discussed below.

     Pursuant to our agreement with Halliburton, Halliburton elected to participate in the North Tern Deep prospect at Eugene Island Block 193. In mid-April 2001, we received a $2.9 million reimbursement of a portion of our previously incurred acquisition, exploration and development costs associated with the No. 3 well. In accordance with the terms of our guaranteed credit facility agreement, the portion of the proceeds that represented a reimbursement of previously incurred acquisition and exploration costs ($2.3 million) reduced our availability under the facility to approximately $47.7 million.

     We are required to raise an aggregate $125.0 million of capital by December 31, 2001 in order to maintain our current $47.7 million of borrowing availability under the Halliburton guarantee. As of September 30, 2001 we have raised approximately $112.0 million towards meeting this requirement. To the extent that we do not raise the cumulative $125.0 million by December 31, 2001 the amount available under the Halliburton guarantee will be reduced. Any loans outstanding in excess of the adjusted amount would then become due.

	We anticipate that our exploration, development and other cash capital expenditures during the fourth quarter will total approximately $25.0 million, most of which have already been incurred and are included in accounts payable and accrued liabilities in the accompanying condensed balance sheets. We believe that increased operating cash flows from the increased oil and gas production associated with our 2000 discoveries and the current availability under our oil and gas credit facility will be adequate to fund our remaining 2001 planned expenditures.
We are pursuing additional financing opportunities, including the sale of property interests, sales of equity or equity-linked securities, various forms of debt financing and arrangements with third parties to participate in our exploration and development activities. We must obtain additional financial capital to fund our future planned exploration activities and debt maturities, including the sulphur credit facility discussed below.

     Sulphur Credit Facility. At September 30, 2001, borrowings on the sulphur credit facility totaled $58.0 million and on November 14, 2001 totaled $60.0 million. Our current availability under this facility is $64.2 million. Our sulphur subsidiary, Freeport Sulphur, is the borrower under this facility, which is secured by substantially all of its assets, including its Main Pass oil interests. We guarantee this facility and have pledged our equity ownership of MOXY to secure the guarantee.

    The maturity of this facility has been extended from October 31, 2001 to the earlier of the completion of the formation of the joint venture or January 31, 2002. Based on discussions with the members of the bank group in this facility, a further extension of the maturity date is unlikely under current circumstances.

PROPOSED SULPHUR JOINT VENTURE
Efforts are ongoing to establish the proposed sulphur joint venture (see Note 1). Formation of the sulphur joint venture is subject to entering into new long-term service agreements with a group of major U.S. oil refiners and natural gas processors, negotiation of the joint venture agreements, and obtaining financing for the capital structure of the joint venture, all of which are in the process of being negotiated. The formation of the joint venture is also subject to board approvals and certain other approvals. While a number of factors, including volatility in sulphur market conditions over the last several months, have resulted in additional time required to complete the long-term service agreements, we are concluding negotiations on agreements comprising over 50 percent of the initial joint venture handling
activities.   Efforts are ongoing to complete the remaining
agreements and to complete  the transaction by January 31, 2002.

MMS BONDING REQUIREMENT SETTLEMENT
 We have substantially completed the initial reclamation phase at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. The remaining cost of dismantling and removing the remaining Main Pass sulphur structures is expected to be deferred for many years, subject to Minerals Management Service (MMS) approval, as we pursue our plans discussed below for alternative future use of these facilities.

     Our ability to defer these dismantlement costs is subject to obtaining approvals from the MMS, which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties. The MMS requires leaseholders to demonstrate financial responsibility for such obligations by posting a bond or otherwise demonstrating a defined minimum level of financial capacity, unless the leaseholder qualifies for an exemption. Prior to July 1, 2001, the MMS had not required us to post a bond, but instead required that we, as the parent company of Freeport Sulphur, guarantee the obligations of Freeport Sulphur to pay these costs. In July 2001, the MMS advised us that they were considering requiring us or Freeport Sulphur either to post a bond of approximately $35 million, or to enter into other funding arrangements acceptable to the MMS.

     In October 2001, Freeport Sulphur reached an agreement with the MMS to provide, by February 3, 2002, financial assurances meeting the MMS' requirements, which can be in the form of surety bonds, affiliate or third-party guarantees, or letters of credit. McMoRan and Freeport Sulphur have entered into a trust agreement with the MMS which imposes certain obligations if neither McMoRan nor Freeport Sulphur meet the MMS' financial wherewithal requirements, which are based on historical financial statements, by February 3, 2002. The obligations under the trust agreement would require that non-cash financial assurances be provided for $10 million of Freeport Sulphur's reclamation obligations by February 3, 2002. In addition, the trust agreement would require Freeport Sulphur to provide additional financial assurances of $24.8 million, which Freeport Sulphur expects to fulfill through a $12.4 million surety bond to be provided by Trinity Storage Services, L.P. (Trinity) (see below), plus Freeport Sulphur's commitment to make quarterly deposits aggregating up to $12.4 million over a five-year period, to the extent the quarterly deposit amounts cannot otherwise be satisfied by other non-cash financial assurances.

Freeport Sulphur believes it will be able to meet its funding requirements using proceeds generated from its Main Pass oil operations, which it would continue to own and operate, and with its portion of any future revenues generated from the alternative non-sulphur commercial activities at the Main Pass facilities discussed below.

LETTER OF INTENT TO SELL MAIN PASS 299 SULPHUR FACILITIES
We have an agreement with Trinity to establish a business enterprise engaged in commercial brine production and the disposal of non-hazardous oilfield waste at Main Pass.
Commercial brine production has commenced at Main Pass. We are awaiting final regulatory approval from the MMS for the use of Main Pass for storage of non-hazardous oilfield waste. Proceeds generated under this joint project are expected to fund a significant portion of the remaining future Main Pass reclamation costs.

     In October 2001, Freeport Sulphur entered into a letter of intent to sell its sulphur and salt lease and related facilities located at Main Pass to Trinity. Under the proposed transaction Trinity would assume responsibility for $12.4 million of Main Pass' future reclamation and abandonment obligations and Freeport Sulphur would remain responsible for reclamation and abandonment obligations in excess of the $12.4 million. In addition, Trinity would provide a surety bond meeting the requirements of the MMS for its $12.4 million portion of the Main Pass future reclamation and abandonment obligations (see above). Freeport Sulphur would retain exclusive rights to mine and produce sulphur from the lease but would commit not to interfere with non-sulphur operations undertaken by Trinity. Trinity anticipates pursuing other commercial uses of the facilities to support the petroleum industry. Freeport Sulphur and Trinity have been engaged in discussions with offshore oil and gas producers, gas storage and transportation companies, oil and gas service companies and other energy related companies about other projects involving the use of the Main Pass facilities. Projects under discussion include the use of Main Pass for logistical support for oil and gas drilling, oil and gas storage in the Main Pass salt dome and the possible use of Main Pass as an offshore liquid natural gas (LNG) facility. The letter of intent provides that Freeport Sulphur would receive 9 percent of future revenues from Trinity's future non-sulphur commercial activities through December 31, 2021. When permitted and fully operating, the commercial activities are expected to generate royalties of at least $3 to $5 million annually to Freeport Sulphur which would be available to fund a significant portion of the remaining future Main Pass reclamation costs. The proposed sale is subject to definitive agreements, boards of directors and certain other approvals.

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

     Important factors that could cause actual oil and gas operations results to differ materially from our expectations include, without limitation, variations in the market prices of oil and natural gas, drilling results, the ability to obtain additional financial capital to fund our operations and debt maturties, the ability to achieve raising the aggregate $125 million of additional capital by December 31, 2001 in order to maintain the full amount of Halliburton's guarantee, unanticipated fluctuations in flow rates of producing wells, oil and natural gas reserve expectations; the ability to satisfy future cash obligations and environmental costs; depletion rates, economic and business conditions, general development risks and hazards and risks inherent with the production of oil and gas, such as fires, natural disasters, blowouts and the encountering of formations with abnormal pressures, changes in laws or regulations and other factors, many of which are beyond our control. Important factors that could affect the future results of our sulphur operations include without limitation, the ability to ultimately form the proposed sulphur joint venture, the ability to obtain substitute financing if the joint venture is not formed by January 31, 2002, the sale of Main Pass to Trinity, the ability to conduct commercial activities at Main Pass and generate royalties, demand for sulphur, the ability to satisfy future cash obligations and environmental costs including reclamation and abandonment obligations, the reliance on IMC as a customer, the seasonality and volatility of sulphur markets, increased competition in the transporting and terminaling of sulphur, and environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Cautionary Statements" in our 2000 Annual Report on Form 10-K.

                   -------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

                   PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

Freeport-McMoRan Sulphur LLC v. IMC-Agrico Company, Civ. Act. No. 462,776 (19th Jud. Dist. Ct. for Parish of East Baton Rouge, La.; filed July 22, 1999). The sulphur supply agreement between Freeport Sulphur and IMC-Agrico, now known as IMC Phosphate Company (IMC), requires good faith renegotiation of the pricing provisions if a party can prove that fundamental changes in IMC's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable." In the fourth quarter of 1998, IMC attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC's operations and the referenced markets, we determined that there was no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, Freeport Sulphur filed suit against IMC seeking a judicial declaration that no basis existed under the agreement for a renegotiation of its pricing terms.

  On July 25, 2000, IMC filed a supplemental demand alleging that Freeport Sulphur's suspension of sulphur production at Main Pass and the proposed sale of Freeport Sulphur's transportation assets constituted a statement of intent to breach the sulphur supply agreement. IMC further alleged that Freeport Sulphur cannot assign the sulphur supply agreement without IMC's consent. On December 22, 2000, IMC filed a motion for partial summary judgment with respect to its claim that Freeport Sulphur cannot assign the sulphur supply agreement without IMC's consent. The sulphur supply agreement permits assignments under many circumstances without IMC's consent, including the sale of all or substantially all of Freeport Sulphur's assets; the agreement also permits any assignment with IMC's consent. IMC contends that the sale of Freeport Sulphur's transportation, logistics and marketing assets without Main Pass will not be substantially all of Freeport Sulphur's assets; thus, IMC's consent would be needed to assign the sulphur supply agreement. On February 1, 2001, Freeport Sulphur filed a response to IMC's supplemental demand and motion for partial summary judgment on these issues. In March 2001, the court ruled that the ceasing of production from Main Pass was not a breach of the sulphur supply agreement but refused to grant either of the two parties summary judgment motions relating to the assignment of the sulphur supply agreement.

  On July 13, 2001, Freeport Sulphur filed a series of motions for partial summary judgment and exceptions for prescription and no cause of action to dismiss on all substantive claims. The issue of assignability of the sulphur supply agreement, however, is excluded from these motions and the structure contemplated in the Savage joint venture is premised on the basis that Freeport Sulphur would not assign the agreement and would remain the seller to IMC Phosphate.

  On October 15, 2001, the court ruled in favor of Freeport Sulphur's motions for partial summary judgment. The court found that IMC presented no facts to support its claims of commercial impracticability or gross inequity and agreed with Freeport Sulphur that there is no basis for renegotiation of the contract. IMC has stated it intends to appeal the court's decision.

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b)   During the period covered by this Quarterly Report on  Form
  10-Q the registrant filed the following Current Reports on Form 8-K:
  *  A report disclosing an event under Item 5 dated August 15, 2001.
  *  A report disclosing events under Item 5 dated August 30, 2001.

                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By: /s/ C. Donald Whitmire, Jr.
                                -------------------------------
                                     C. Donald Whitmire, Jr.
                                  Vice President and Controller-
                                       Financial Reporting
                                    (authorized signatory and
                                   Principal Accounting Officer)
Date:  November 14, 2001

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

10.20 Amendment, dated as of April 16, 2001, to the Credit Agreement dated as of December 12, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999 and as of August 11, 2000, among
          Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.20 to McMoRan's First-Quarter 2001 Form 10-Q).

10.21 Amendment dated as of August 31, 2001, to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended August 11, 2000 and as amended April 16, 2001, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to McMoRan's Form 8-K dated August 30,
          2001).

10.22 Amendment dated as of October 31, 2001, to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended August 11, 2000, as amended April 16, 2001, and as amended August 31, 2001, among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto.


10.23     Amended and Restated Credit Agreement dated June 15,
          2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second- Quarter 2000 Form 10-Q).


10.24 The Second Amendment and Supplement to Amend and Restate Credit Agreement dated November 9, 2001, among McMoRan Oil and Gas, as borrower, The Chase Manhatten Bank (formerly Chase Bank of Texas, National Association), as agent and the Lenders signatory thereto.

10.25 Asset Sale Agreement for Main Pass Block 299 between Freeport-McMoRan Resource Partners, Limited Partnership (Freeport-McMoRan Resource Partners) and Chevron USA, Inc. dated as of May 2, 1990. (Incorporated by reference to Exhibit 10.2 to the Freeport Sulphur S-1).

10.26 Asset Purchase Agreement between Freeport-McMoRan Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase Agreement). (Incorporated by reference to Exhibit 10.7 to the Freeport Sulphur S-1).

10.27 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995. (Incorporated by reference to Exhibit 10.8 to the Freeport Sulphur S-1).

10.28 Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and McMoRan Oil & Gas (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by McMoRan Oil & Gas dated as of September 2, 1997).

10.29     Asset Purchase Agreement dated effective December 1,
          1999 between SOI Finance Inc., Shell Offshore Inc. and
          McMoRan Oil & Gas. (Incorporated by reference to Exhibit
          10.33 in the McMoRan 1999 Form 10-K).

10.30 Employee Benefits Agreement by and between Freeport-McMoRan Inc. and Freeport Sulphur. (Incorporated by reference to Exhibit 10.1 to Freeport Sulphur's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Freeport Sulphur 1997 10-K)).

          Executive and Director Compensation Plans and
          Arrangements (Exhibits 31 through 41).

10.31 McMoRan Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.32 McMoRan 1998 Stock Option Plan. (Incorporated by reference to Annex D to the McMoRan S-4).

10.33 McMoRan 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to McMoRan's Second-Quarter
          2000 Form 10-Q).

10.34     Stock Bonus Plan (Incorporated by reference from
          McMoRan's Registration Statement on Form S-8
          (Registration No. 333-67963) filed with the SEC on November 25, 1998.

10.35     McMoRan 1998 Stock Option Plan for Non-Employee
          Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.36 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).


10.37 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998. (Incorporated by reference to Exhibit 10.13 to McMoRan's 1998 Form 10-K).

10.38 McMoRan 2001 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.35 to McMoRan's First-Quarter
          2001 Form 10-Q).

10.39 McMoRan 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.36 to McMoRan's Second-Quarter
          2001 Form 10-Q).

10.40 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1,
          1991)(assigned to FM Services as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.41     Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated February 5, 2001. (Incorporated by reference to Exhibit 10.36b to McMoRan's 2000 Form 10-K).

15.1 Letter dated October 18, 2001 from Arthur Andersen LLP regarding the unaudited financial statements.