Form 10-K
period 2001-12-31
MCMORAN EXPLORATION CO /DE/
filed 2002-04-16
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 2001
                                  or
      [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ________________ to ________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,600,000 on April 1, 2002.

     On April 1, 2002, there were issued and outstanding 15,957,103 shares of the registrant's Common Stock, par value $0.01 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement submitted to the registrant's stockholders in connection with the registrant's 2002 Annual Meeting of Stockholders to be held on May 10, 2002 are incorporated by reference into Part III of this report.



                        McMoRan Exploration Co.
                    Annual Report on Form 10-K for
                the Fiscal Year ended December 31, 2001


                           TABLE OF CONTENTS

                                                             Page
Part I

Items 1. and 2. Business and Properties1                       1
Item 3. Legal Proceedings                                     22
Item 4. Submission of Matters to a Vote of Security Holders   23
        Executive Officers of the Registrant                  23

Part II

Item 5. Market for Registrant's Common Equity
        and Related Stockholder Matters                       25
Item 6. Selected Financial Data                               26
Items 7. and 7A. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations and Disclosures about Market Risks      27
Item 8. Financial Statements and Supplementary Data           43
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                66

Part III

Item 10. Directors and Executive Officers of the Registrant   67
Item 11. Executive Compensation                               67
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                           67
Item 13. Certain Relationships and Related Transactions       67

Part IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                  67

Signatures                                                   S-1

Exhibit Index                                                E-1

                                PART I

Items 1. and 2.  Business and Properties

OVERVIEW
We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region. As further discussed below, we are in the process of exiting the sulphur business, which involves the purchasing, transporting, terminaling, processing and marketing of sulphur.

     We have provided definitions for some of the oil and gas and sulphur industry terms we use in a glossary on page 20.

Combination of McMoRan Oil & Gas and Freeport Sulphur. Our company was created on November 17, 1998 when McMoRan Oil & Gas Co. and
Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Sulphur LLC
(Freeport Sulphur) became our wholly owned subsidiaries. The transaction was treated for accounting purposes as a purchase, with MOXY as the acquiring entity.

Requirements for Additional Capital and Business Plan. We have taken steps to address our requirements for financial liquidity and have developed a financial plan that we believe will provide us sufficient financial resources to conduct our business plan during 2002. Our business plan for 2002 is to arrange for drilling high-potential, high-risk exploratory prospects, primarily deep natural gas structures in the Gulf of Mexico's continental shelf, on our leasehold inventory where we hold exploration rights. Our acreage position is primarily in federal and state waters offshore Louisiana and Texas where production could be established relatively quickly and inexpensively because of the shallow water and close proximity to existing oil and gas production infrastructure. Through an evaluation of our leasehold inventory, we have identified numerous drilling prospects. We plan to focus our resources on arranging for the drilling and evaluation of these prospects over the next two years.

   In order to carry out our business plan and to meet capital requirements we must:

  * Consummate the sale of our sulphur transportation and terminaling assets
  * Raise additional capital to fund working capital requirements and to repay the $8 million amount expected to be outstanding on the sulphur credit facility upon completion of the sulphur asset sale transaction
  * Complete the process that we have initiated to resolve our sulphur reclamation requirements with the Minerals Management Service
     (MMS)
  * Enter into exploration arrangements with oil and gas industry participants, or otherwise raise capital, to provide funding for our exploration and development activities for 2002

We have been actively pursuing transactions to address the above matters, the ultimate resolution of which will have a significant impact on our financial condition and liquidity. Because these transactions have not occurred, they involve inherent uncertainties, including uncertainties beyond our control. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue to conduct our operations. For more information regarding our business plan and these transactions, see Items 7. and 7A. and Note 11 to the Financial Statements located in Item 8. of this Form 10-K, and for the related risks, see "Risk Factors".

Oil and gas operations. We have conducted oil and gas exploration, development and production operations principally in the Gulf of Mexico and the Gulf Coast region for more than 25 years. These operations have provided us with an extensive geological and geophysical database, as well as significant technical and operational expertise. We believe there are significant opportunities to discover meaningful oil and gas reserves in these areas and have identified and pursued a strategy to achieve significant reserve growth.

     Historically, larger oil and gas companies retained higher quality prospects for future drilling, and either farmed-out lesser quality exploration prospects or else did not drill them at all. In recent years, many of the large oil and gas companies have made major strategic decisions to restructure their operations and dramatically reduce costs, including significantly reducing their exploration activity in the Gulf of Mexico shelf area. As a result, many high quality shelf prospects, often having significant "sunk" lease acquisition and geological assessment costs, were eliminated from these companies' drilling plans. In order to avoid having the leases revert back to the MMS, these companies sought alternative ways to efficiently assess and drill these prospects, and that need created partnering opportunities for independents like us. Beginning in 1999, we discussed with several large oil and gas companies our desire to participate in developing their Gulf of Mexico shelf prospects that otherwise might not be drilled, which culminated in two transactions that significantly increased our exploration lease acreage position as discussed further below.

     Effective January 2000, we entered into transactions with Texaco Exploration and Production Inc., which subsequently became a subsidiary of ChevronTexaco Corp. (ChevronTexaco), and Shell Offshore
Inc. (Shell) that significantly enhanced our presence on the continental shelf of the Gulf of Mexico. At December 31, 2001, our total acreage position consisted of 130 leases covering approximately 536,000 gross acres, approximately 327,000 acres net to our interests. Since the acquisition of this acreage, we have identified a number of high-potential prospects and drilled a total of 24 wells, of which 11 were successful. We incurred $185.8 million of exploration and development expenditures from January 1, 1999 to December 31, 2001 in our drilling efforts during which time the additions to our SEC proved reserves through discoveries, extensions and revisions totaled approximately 71 Bcfe. For additional information about our ChevronTexaco and Shell transactions, see "Exploration Activities" included within Items 7. and 7A. of this Form 10-K.

     As part of our efforts to exit the sulphur business, reduce debt and settle certain MMS reclamation obligations, we recently have pursued several asset sales and other transactions, as more fully discussed in "Disposition of Oil and Gas Properties" below, "Revolving Bank Credit Facilities" and "Resolution of Sulphur Reclamation Obligations" in Items 7. and 7A. of this Form 10-K and Note 11. All subsequent references to "Notes" refer to the Notes to Financial Statements of our audited financial statements located in Item 8. of this Form 10-K. Our estimated proved reserve quantities and related future cash flows at December 31, 2001 were determined by independent engineers using definitions mandated by the SEC, as more fully discussed in Note 12. A summary of our reserves and the pro forma effects of the transactions that have occurred or are expected to occur subsequent to December 31, 2001 is as follows:

                                            Gas      Oil      Total
                                           -----   --------   ------
                                           (Bcf)   (MMBbls)   (Bcfe)
Proved reserves at December 31, 2001        48.3 a    6.3      86.6
Proved reserves sold effective
     January 1, 2002 b                     (18.5)    (0.3)    (20.5)
                                           -----     ----     -----
     Subtotal                               29.8      6.0      66.1
Proved reserves associated with pending
     Main Pass oil sales transaction c       -       (5.3)    (31.9)
                                           -----     ----     -----
Pro forma reserves at December 31, 2001     29.8      0.7      34.2
                                           =====     ====     =====

a.   Reserves include 8.9 Bcf of gas associated with the West Cameron
     Block 616 field, where production ceased in February 2002 (see "Oil and Gas Properties").
b. Reserves sold in January 2002, as discussed in "Disposition of Oil and Gas Properties" below.
c. The Main Pass oil proved reserves expected to be sold in May 2002 in connection with our transactions with Offshore Specialty Fabricators Inc. (OSFI) regarding the reclamation of the sulphur mining facilities at Caminada and Main Pass Block 299 (Main Pass), as discussed in "Disposition of Oil and Gas Properties" below.

     Our production during 2001 totaled approximately 11.1 Bcf of natural gas and 1.4 MMBbls of oil and condensate or 19.6 Bcfe, which included 3.2 Bcf of natural gas and 0.2 MMBbls of oil and condensate or 4.4 Bcfe attributable to the oil and gas property sale in January 2002 as indicated above. The oil operations at Main Pass produced approximately 1.0 MMBbls of oil or 6 Bcfe during 2001.

Sulphur operations. Our sulphur operations currently involve the purchase and resale of sulphur recovered as a by-product of hydrocarbon refining and processing, as well as handling and transportation of sulphur. We currently operate the largest molten sulphur handling system in the United States. On March 29, 2002, we signed a definitive agreement to sell our sulphur assets comprising our recovered sulphur transportation, terminaling, logistics and marketing (transportation and terminaling) business to a joint venture to be owned by unrelated parties. For more information on this sales transaction and our plan to exit the sulphur business, see "Sulphur Operations" below.

OIL AND GAS OPERATIONS
Background. MOXY was spun off in May 1994 to the shareholders of its former parent company. At the time of the spin-off, we had 10 Bcfe in proved reserves, no production, an inventory of exploratory prospects, a significant amount of Gulf of Mexico seismic and well log data, and $35 million in cash. In 1995, we formed a $65 million oil and gas exploration and development program in the Gulf of Mexico with MCN Energy Group (MCN). By mid-1997, we had discovered and held interests in two producing fields and had acquired interests in a number of exploratory prospects. As the program approached the end of its term, we decided to pursue a larger, multi-year program.

     In late 1997, we entered into a $210 million exploration program with Freeport-McMoRan Resource Partners, Limited Partnership (now Phosphate Resource Partners Limited Partnership) and Gerald J. Ford, who became a member of our board of directors in 1998. Also in late 1997, we completed a rights offering, raising net proceeds of $92.2 million. We used a portion of these proceeds to purchase the interests previously held by MCN in the Vermilion Block 160 and 410 fields and to repay a loan from MCN, thereby ending our agreements with MCN. The remaining proceeds were used to fund operations, including a portion of our obligations under the new $210 million exploration program. Effective October 1, 1999, we purchased all of Phosphate Resource Partners' interests in the exploration program for $31.9 million, net of transaction costs, which terminated Phosphate Resource Partners' participation in the program. As a result, the exploration program was held approximately 95 percent by us and 5 percent by Mr. Ford.

     During 2001, this exploration program reached its spending commitment and the program terminated. Subsequently, we and Mr. Ford mutually agreed to maintain the terms of the program on an individual prospect-by-prospect basis, which has now concluded (Note 3).

Oil and Gas Properties. As of December 31, 2001, we owned or controlled interests in 130 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering approximately 536,000 gross acres (approximately 327,000 acres net to us). Ryder Scott Company, L.P., an independent petroleum engineering firm, estimated our proved oil and gas reserves at December 31, 2001 to be approximately 86.6 Bcfe, consisting of 48.3 Bcf of natural gas and 6.4 MMBbls of crude oil and condensate, including 5.3 MMBbls at Main Pass using the definitions required by the SEC. As of December 31, 2001, our proved oil and natural gas reserves were associated with eight producing fields, as well as proved reserves associated with a discovery made during 2000 which is presently being developed. See Note 12 for additional information regarding our estimated proved reserves and
Note 11 for information regarding either the sale or pending sale of year-end 2001 proved reserves totaling approximately 18.5 Bcf of natural gas and 5.6 MMBbls or 52.3 Bcfe (see "Overview" above).

     The table below sets forth approximate information, as of December 31, 2001, with respect to our principal producing properties and our exploration discoveries. Following the table is a summary of activities on these properties during 2001 and early 2002.

                                   Net                      Location
                       Working   Revenue            Water   Offshore    Gross
Field, Lease or Well   Interest  Interest Operator  Depth   Louisiana  Acreage
---------------------  --------  -------- -------- -------  ---------  -------
                         (%)       (%)            (in feet)   (miles)
Producing
---------
Main Pass Block 299(a)    100      83.3(b)   MMR(c)   210       32      1,125
Vermilion Block 160
   Field Unit            41.8      35.8(b)   MMR      100       42      2,813
West Cameron Block 616  100.0      74.7      MMR      300       13      5,000
Eugene Island Blocks
   193/208/215           53.4      41.7      MMR      100       50     10,000
Placed on Production in  2001
----------------------------
Eugene Island Block 193  42.2(d)   33.4(d)   MMR       90       50         -
Eugene Island Block 97   38.0      27.2      OEI (e)   27       25      5,000
West Cameron Block 624   95.0      66.8      CVX (f)  365      130      5,000
Vermilion Blocks
   195/196/207(g)        47.5      34.2      MMR      115       50     15,000
Ship Shoal Block 296(g)  61.8      43.5      MMR      260       62      5,000
Under Development
-----------------
Main Pass Blocks
   86/97(g)              71.3      51.3      OEI       70       45      9,989

a. Property to be sold in connection with the transactions to resolve our sulphur reclamation obligations with the MMS. The sale is scheduled to close in May, 2002. See "Disposition of Oil and Gas Properties" below.
b. Subject to net profits interests of approximately 2.6 percent at the Vermilion Block 160 field unit and 50 percent at Main Pass.
c.   MMR is our New York Stock Exchange ticker symbol.
d. Reflects the election of Halliburton to participate in 20 percent of our interests in the well, amounts will increase to 50.1 percent working interest and 39.6 percent net revenue interest at payout.
e.   Ocean Energy Inc.
f.   ChevronTexaco Corp.
g. Properties sold effective January 1, 2002. We sold our interests in Vermilion Block 196 and Main Pass Blocks 86/97 and
     80 percent of our interests in Ship Shoal Block 296. We now have a
     12.4 percent working interest and 8.7 percent net revenue interest in Ship Shoal Block 296 following the transaction. We have retained our interest in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both
     Vermilion Block 196 and Ship Shoal Block 296.  See "Disposition of
     Oil and Gas Properties" below.

Producing Properties
The following is a summary of our oil and gas properties that were producing at the beginning of 2001.

*    Main Pass Block 299.  We acquired the Main Pass Block 299 (Main
  Pass) oil operations as part of our acquisition of Freeport Sulphur in November 1998. As of December 31, 2001, cumulative gross production from the Main Pass oil operations totaled approximately 42.6 MMBbls. In June 2001, we acquired Homestake Sulphur Company LLC's 16.7 percent working interest and 13.8 percent net revenue interest in Main Pass in exchange for assuming their portion of the remaining reclamation obligations associated with the related oil facilities as well as the remaining reclamation obligations associated with the Main Pass
  sulphur mine.   The Main Pass field was shut-in during February 2001
  for certain platform and equipment maintenance. Production from Main Pass was restored in March 2001. During the fourth quarter of 2001, gross daily production at Main Pass averaged 4,100 barrels of oil, 2,900 barrels net to our interest after considering the effects of the net profits interest (see table above). In connection with our Main Pass sulphur reclamation agreement with OSFI in March 2002, we entered into an agreement to sell the reserves and related facilities of this field (see "Disposition of Oil and Gas Properties" and "Sulphur Operations" below).

* Vermilion Block 160 Field Unit. We began production from two wells at this unit in 1995. In 1997, we discovered additional pay sands with three additional development wells. During the second quarter of 2001, as operator, we commenced recompletion activities at the field unit. Production was shut-in during June 2001, while the recompletion activities were completed. The field currently has one producing well. A second well is temporarily shut-in while we evaluate its future production capabilities. Average current gross production from the field unit totals 17.9 MMcfe/d, 6.4 MMcfe/d net to MOXY.

* West Cameron Block 616. In 1996, we discovered this field with the West Cameron Block 616 No. 2 exploratory well. During 1998, we drilled three development wells and installed an offshore production platform with facilities. Production commenced from five well completions in March 1999. At December 31, 2001, one well remained on production. Production from this remaining well ceased on February 26, 2002. We are currently evaluating potential future activities in regards to the field, including a possible sale or farm-out of our interests.

* Eugene Island Blocks 193/208/215. We acquired our interest in this prospect from Texaco for approximately $0.3 million and the assumption of an abandonment obligation associated with existing wells and platforms at the location. We re-established production from the field during the second quarter of 2000 and subsequently drilled a deep exploratory well (see Eugene Island Block 193 (North Tern Deep) below). During the fourth quarter of 2000, we performed remedial and recompletion work at the field, which identified additional proved reserves. Average current gross production associated with the field, including the North Tern Deep well developed in 2001, approximates
  24.2 MMcfe/d, 9.3 MMcfe/d net to MOXY.

Development Activities
All the oil and gas properties listed below were successfully developed and placed on production during 2001, except Main Pass Blocks 86/97. Effective January 1, 2002, we sold our interests in the Vermilion Block 196 and Main Pass Blocks 86/87 and 80 percent of our interests in Ship Shoal Block 296 (see "Disposition of Oil and Gas Properties" below and within Items 7. and 7A. and Note 11 of this Form 10-K). We have retained our interest in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296.

* Eugene Island Block 193. During the fourth quarter of 2000, we initiated drilling the Eugene Island Block 193 (North Tern Deep prospect) No. 3 (C-1) exploratory well. The well was drilled to a total measured depth of approximately 17,200 feet. The well encountered 230 feet of net gas pay in two sands, the first between 16,460 feet and 16,613 feet and the second between 16,790 feet and
 16,952 feet.   The well commenced production mid-June 2001.  The C-1
 well's production utilizes the production facilities on the Eugene Island Block 193-A platform acquired in early 2000 (see Eugene Island Blocks 193/208/215 above). Production from the well was restored in mid-December 2001 following a mechanical failure in November 2001 and the well's average current gross production rate totals approximately
 9.9 MMcfe/d, 3.3 MMcfe/d net to MOXY.

* Eugene Island Block 97. In October 2000, drilling of the Eugene Island Block 97 (Thunderbolt prospect) No.1 exploratory well commenced and was drilled to a total depth of 17,030 feet. During the fourth quarter of 2000, the well encountered 75 feet of net hydrocarbon pay in three pay sands logged between measured depths of 14,000 feet and 14,290 feet. This discovery was developed rapidly with production commencing in March 2001, approximately four months subsequent to its discovery. Two additional exploratory wells were drilled on this prospect and successfully developed during 2001 (see "Exploratory Wells" below). Currently two of the three wells that comprise the Thunderbolt field are producing at an average gross rate of 9.0 MMcfe/d, 2.5 MMcfe/d net to MOXY, while recompletion operations are being planned for the No. 2 well.

* Vermilion Blocks 195/196/207. In August 2000, drilling of the Vermilion Block 196 (Lombardi prospect) No. 2 exploratory well commenced. The well was drilled to a total depth of 14,798 feet. The well discovered 70 feet of net hydrocarbon pay in three sands logged between measured depths of 13,160 feet and 14,350 feet. We developed the well and initial production from the well commenced in early July 2001.

* Ship Shoal Block 296. In June 2000, drilling of the Ship Shoal Block 296 (Raptor prospect) No. 1 exploratory well commenced. The well reached a total depth of 12,800 feet and encountered 67 feet of net gas pay in two zones. During the third quarter of 2000 we drilled the No. 2 well, which delineated the reserves previously discovered by the No. 1 well. Development of the Raptor prospect was completed during the second quarter of 2001, with initial production of the well commencing in late June 2001. Average current gross production for the well totals approximately 20.3 MMcfe/d, 1.8 MMcfe/d net to MOXY.

* Main Pass Blocks 86/97. During the fourth quarter of 2000, we announced two successful exploratory wells at Main Pass Block 86 (Shiner prospect). The Main Pass Block 86 No.1 exploratory well encountered 108 feet of gross hydrocarbon pay in a sand at a depth of 9,888 feet. The Main Pass Block 86 No. 2 exploratory well, located approximately one mile northwest from the No. 1 well, encountered 20 feet of gross gas pay between depths of 2,668 feet and 2,688 feet. The wells have been completed and are awaiting tie in to flow lines and facilities. Initial production from the prospect is anticipated in the first quarter of 2003.

Exploratory Wells
We drilled and/or evaluated 8 exploratory wells, resulting in three discoveries and one well still in progress, during 2001. The following wells resulted in discoveries during 2001:

*    Eugene Island Block 97 No 2.   In February 2001, drilling
 commenced on the Thunderbolt No. 2 exploratory well. The well encountered approximately 110 feet of net gas pay through a true vertical depth (TVD) of 14,880 feet and subsequently logged an additional 50 feet of net pay at 15,300 feet bringing the net pay encountered by the well to approximately 160 feet. The well was completed and developed, with initial production commencing in mid-June 2001 approximately three months subsequent to its discovery. The well is currently shut-in while a recompletion is being planned.

* West Cameron Block 624 No. B-3ST. In August 2001, the West Cameron Block 624 (Barite) No.B-3ST exploratory well reached a total measured depth of 9,900 feet. The Barite well was drilled at an average 75-degree angle and the pay section has a true vertical thickness of approximately 90 feet at a TVD of approximately 4,100 feet. The well was subsequently completed and flow tested in November 2001. Initial production from the well was delayed while repairs to a connecting pipeline were completed. Initial production from the well commenced in December 2001. Average current gross production totals approximately 7.8 MMcfe/d, 5.2 MMcfe/d net to MOXY.

* Eugene Island Block 97 No. 3. In September 2001, drilling commenced at the Thunderbolt No. 3 exploratory well. The well explored zones encountered by the first two Thunderbolt wells (see above). The No. 3 well encountered 7 sand intervals with approximately 340 net feet of highly resistive sands indicating potential hydrocarbons by electronic line log between 13,938 feet and 15,159 feet TVD. The well was drilled to a total measured depth of 18,300 feet or 16,300 feet TVD. The No. 3 well was developed rapidly and initial production commenced in January 2002 approximately two months following its discovery.

In Progress Well

* Louisiana State Lease 340 No. 2. In February 2001, drilling commenced on the Louisiana State Lease 340 (Mound Point) No. 2 exploratory well. The well reached a TVD of 18,704 feet in August 2001 and logged a gross 50-foot interval between 18,560 feet and 18,610 feet, which by wireline log analysis was interpreted to be a potentially hydrocarbon-bearing accumulation with no indicated water level. In addition to this 50-foot interval, the well also encountered a laminated sand section in an interval from 16,890 feet to 17,275 feet, which by log calculations indicate may contain hydrocarbons. In January 2002, the well was perforated between 18,558 and 18,600 feet measured depth and flowed at various rates from 10 to 20 MMcf/d. The well was initially flowing free of water; however, the cement that isolates the hydrocarbon-bearing sands apparently failed and the water from the sands above the perforated zone quickly encroached the well. The flow testing confirms the 50-foot interval that had been logged as potentially hydrocarbon bearing contains natural gas and has excellent porosity. The well was shut-in while we evaluated alternatives. In late March 2002, we commenced remedial operations at the well. The procedure was completed as planned; however, the well continued to produce significant amounts of water. The well has been temporarily abandoned while we evaluate further alternatives.

Other
* Non-Commercial Drilling. The following exploration wells did not encounter commercial quantities of hydrocarbons and their costs were charged to exploration expense during 2001.

 - West Delta Block 12 No. 1 well resulted in a $12.7 million charge.
 - Garden Banks Block 272 No. 1 well resulted in a $19.6 million charge.
 - Louisiana State Lease 340 (Lighthouse Point-Shallow) No. 3 well resulted in a $3.3 million charge.
 - Viosca Knoll Block 863 No. 1 well resulted in a $2.1 million charge.
 - Additional costs associated with the reclamation of the Vermilion Block 144 No. 3 well, drilled in 2000, resulted in a $1.5 million charge.

Near-Term Exploration Activities
We continually evaluate our undeveloped properties to identify prospects with attractive economic potential. The table below sets forth approximate information with respect to exploration prospects we have identified to drill, subject to obtaining the required additional financing. The exploratory wells drilled during 2002 will also be dependent on our continuing technical and economic evaluation of the prospects and the availability of financing. See "Disposition of Oil and Gas Properties" below.

   Estimated exploratory drilling costs of these prospects aggregate approximately $65 million, net to our interest. We are currently engaged in discussions with industry participants regarding the funding of these drilling costs through a farm-out agreement that would allow us to retain a significant reversionary interest in any successful properties developed under these arrangements. Our plans are subject to change based on various factors, as described in "Risk Factors" below.

                                                                 Planned
                                              Net                 Total
                                Working     Revenue     Water     Depth
    Field, Lease or Well       Interest a  Interest a   Depth   of Well b
------------------------------ ----------  ----------  ------   ---------
                                  (%)        (%)       (feet)    (feet)
Eugene Island Block 97/108/109
  (Hornung Unit) c                40.0       29.5        32      21,800
South Marsh Island Block 223
  (JB Mountain) d                100.0       38.8        10      18,500
Garden Banks Block 228 (Cyprus)   95.0       68.4       800      16,700
Eugene Island Blocks 212/213
  (Phoenix)                       33.3       23.7       100      22,000
South Marsh Island Block 207
  (Lighthouse Point Deep) e       67.5       28.7        10      18,000
Vermilion Block 208
  (Lombardi Deep)                 75.0       60.3       115      19,000
Louisiana State Lease 340
  (Mound Point offset well)       30.4       22.7        10      18,700
Eugene Island Block 193 (Deep
  Tern Miocene)                   53.4       42.3        90      20,000


a.   Reflects current working and net revenue interests.
b. Reflects current planned target total measured depth, which is subject to change.
c.   Based on our ownership interest in Eugene Island Block 108.
d. Assumes a 100 percent working interest before casing point, which would be reduced to 55 percent after casing point. The net revenue interest for the prospect would remain unchanged at 38.8 percent.
e. Assumes third party participation. The working interest before casing point would total 67.5 percent, which would be reduced to 42.7 percent after casing point. The net revenue interest for the prospect would remain unchanged at 28.7 percent.

Disposition of Oil and Gas Properties. In January 2002 MOXY sold certain interests in three oil and gas properties (see below) for $60.0 million, comprised of our ownership interests in Vermilion Block 196 and Main Pass Blocks 86/97 and 80 percent of our ownership interests in Ship Shoal Block 296 (see "Oil and Gas Properties" above). MOXY retained its interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both the Vermilion Block 196 and Ship Shoal Block 296. The sale was effective January 1, 2002 and was consummated on February 22, 2002. We used the proceeds from the sale to repay the $51.7 million of borrowings under our oil and gas credit facility, which has been terminated (Notes 8 and 11), and for our working capital requirements.

     The properties were sold subject to a reversionary interest after "payout," which would occur at the point the purchaser receives aggregate cumulative proceeds from the properties of $60.0 million plus an agreed upon annual rate of return. After payout, 75 percent of the interests sold would revert to us. Whether or not payout ultimately occurs will depend upon future production and future market prices of both natural gas and oil, among other factors. For additional information regarding this sales transaction and the repayment and termination of our oil and gas credit facility see "Exploration Activities" and "Revolving Bank Credit Facilities" located in Items 7. and 7A., and Notes 8 and 11 located elsewhere in this Form 10-K.

   In March 2002, in connection with our agreement with OSFI to perform sulphur reclamation activities at Main Pass, we entered into an agreement to sell the Main Pass oil lease and related facilities. The proceeds from this transaction will be provided to OSFI as it completes sulphur reclamation activities (see "Resolution of Sulphur Reclamation Obligations" in Items 7. and 7A. of this Form 10-K).

Oil and Gas Reserves. The following table summarizes the effects of the dispositions of our oil and gas properties discussed above on our estimated proved natural gas (MMcf) and oil reserves (barrels) at December 31, 2001 based on a reserve report prepared by Ryder Scott Company, L.P., an independent petroleum engineering firm, using the criteria for developing estimates of proved reserves established by the SEC.

                                        Gas                     Oil
                                --------------------  ----------------------
                                 Proved     Proved      Proved      Proved
                                Developed Undeveloped  Developed  Undeveloped
                                 -------    ------    ----------   --------
Reserves at December 31, 2001 a   35,872    12,445     6,098,561    274,623
Reserves sold effective
  January 1, 2002                (11,492)   (6,990)     (194,836)  (132,633)
                                 -------    ------    ----------   --------
  Subtotal                        24,380     5,455     5,903,725    141,990
Reserves associated with
  pending Main Pass
  oil sales transaction              -         -      (5,314,513)       -
                                 -------    ------    ----------   --------
Pro forma at December 31, 2001    24,380     5,455       589,212    141,990
                                 =======    ======    ==========   ========

   a.   Includes proved gas reserves associated with the West Cameron
        Block 616 field, where production ceased in February 2002 (see "Oil and Gas Properties" above). Proved developed reserves for the field totaled approximately 0.2 Bcf and its proved undeveloped reserves totaled approximately 8.8 Bcf.

     A large portion of our oil and gas reserves as of December 31, 2001 consist of our 2000 discoveries, which were developed and placed on production in mid-2001. We have subsequently sold a substantial portion of our year-end 2001 proved reserves, as discussed in "Disposition of Oil and Gas Properties" above, and in Item 7. and 7A. and Note 11 of this Form 10-K. Estimates of proved reserves for wells with little or no production history are less reliable than those based on a long production history. Subsequent evaluation of the properties may result in variations, which may be substantial, in estimates of proved reserves. We anticipate that we will require additional capital to develop and produce our proved undeveloped reserves. For additional information regarding our estimated proved reserves, see Note 12 and "Risk Factors."

     The following table presents the estimated future net cash flows before income taxes, and the present value of estimated future net cash flows before income taxes, from the production and sale of our estimated proved reserves as determined by Ryder Scott at December 31, 2001. Present value is calculated using a 10 percent per annum discount rate as required by the SEC. In preparing these estimates, Ryder Scott used prices of $15.96 per barrel of oil and $2.81 per Mcf of gas as of December 31, 2001, which are the weighted average prices for all our properties as of that date, assuming production from all of our properties with proved reserves. The oil price reflects the lower market value associated with sour crude oil reserves produced at Main Pass.

                                       Proved       Proved      Total
                                      Developed   Undeveloped   Proved
                                      ---------    ---------   --------
                                                (in thousands)
Estimated undiscounted future net
  cash flows before income taxes:
    At December 31, 2001 a            $  63,791    $  11,793   $ 75,584
    Associated with reserves sold
      effective January 1, 2002         (28,612)      (4,016)   (32,628)
                                      ---------    ---------   --------
Subtotal                                 35,179        7,777     42,956
    Associated with reserves in
      pending Main Pass oil sales
      transaction                          (498)         -         (498)
                                      ---------    ---------   --------
Pro forma at December 31, 2001        $  34,681    $   7,777   $ 42,458
                                      =========    =========   ========

  a. Includes amounts associated with the West Cameron Block 616 field, where production ceased in February 2002 (see "Oil and Gas Properties" above). The future undiscounted cash flows associated with the field's proved developed reserves totaled approximately $7.4 million.

                                     Proved        Proved       Total
                                    Developed    Undeveloped   Proved
                                    ----------   -----------  --------
                                               (in thousands)
Present value of estimated future
net cash flows before income
taxes:
  At December 31, 2001 a            $  60,015    $   8,619   $ 68,634
  Associated with reserves sold
    effective January 1, 2002         (24,403)      (3,084)   (27,487)
                                    ---------    ---------   --------
    Subtotal                           35,612        5,535     41,147
  Associated with reserves in
    pending Main Pass oil sales
    transaction                        (4,087)         -       (4,087)
                                    ---------    ---------   --------
Pro forma at December 31, 2001      $  31,525    $   5,535   $ 37,060
                                    =========    =========   ========

a. Includes amounts associated with the West Cameron Block 616 field, where production ceased in February 2002 (see "Oil and Gas Properties" above). The present value of the future cash flows associated with the field's proved developed reserves totaled approximately $6.3 million.

     You should not assume that the present value of estimated future net cash flows shown in the preceding table represents the current market value of our estimated natural gas and oil reserves as of the date shown or any other date. For additional information regarding our estimated proved reserves, see Note 12 and "Risk Factors" located elsewhere in this Annual Report on Form 10-K.

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

                                          Years ended December 31,
                                   -------------------------------------
                                      2001         2000          1999
                                   ----------    ---------    ----------
  Net gas production (Mcf)a        11,137,000    8,291,000    14,026,000
  Net crude oil and condensate
    production(Bbls)a,b             1,417,200    1,151,600     1,353,600
  Sales prices:
    Natural gas (per Mcf)               $3.59        $3.52         $2.30
    Crude oil and
     condensate (per Bbl)c             $21.98       $24.98        $15.92
  Production (lifting) costs d
    Per barrel for Main Pass e         $19.66       $10.69         $7.88
    Per Mcfe for other
     properties f                       $1.13        $1.52         $0.50

a. Includes production from properties sold effective January 1, 2002, which totaled approximately 3,200,800 Mcf of gas and 196,100 barrels of oil and condensate in 2001.
b. Includes production from the Main Pass oil operations, which totaled approximately 993,300 barrels in 2001, 961,500 barrels in 2000 and 1,102,600 barrels in 1999. The amount during 2001 also includes approximately 81,100 equivalent barrels of oil associated with $3.0 million of plant product revenues received for the value of such products recovered from processing of our natural gas production.
c. Realization does not include the effect of the plant product revenues discussed in (b) above.
d. Production costs exclude all depreciation and amortization associated with property and equipment. The components of production costs may vary substantially among wells depending on the production characteristics of the particular producing formation, method of recovery employed, and other factors. Production costs include charges under transportation agreements as well as all lease operating expenses.
e. Main Pass production costs in 2001 included an unusual amount of platform and equipment repair and maintenance costs that totaled $4.9 million. These costs contributed $4.97 per barrel to its lifting costs.
f. Production costs were converted to an Mcf equivalent on the basis of one barrel of oil being equivalent to six Mcf of natural gas. The production costs included workover expenses totaling $6.5 million in 2001, or $0.47 per Mcfe and $2.7 million, or $0.29 per Mcfe in 2000.

Acreage. The following table shows the oil and gas acreage in which we held interests as of December 31, 2001. The table does not include approximately 247,000 gross acres, including the approximate 222,000 gross acres associated with the Texaco transaction, on which we have rights to conduct exploration activities. We acquire ownership interests in this acreage when we drill wells that are capable of producing reserves and commit to developing such wells.

                                   Developed         Undeveloped
                                ---------------   -----------------
                                 Gross     Net     Gross      Net
                                 Acres    Acres    Acres     Acres
                                ------   ------   -------   -------
Offshore (federal waters)       54,870   34,604   180,881   127,359
Onshore Louisiana and Texas        -        -      53,294    22,637
                                ------   ------   -------   -------
Total at December 31,2001       54,870   34,604   234,175   149,996
                                ======   ======   =======   =======

Oil and Gas Drilling Activity. The following table shows the gross and net number of productive, dry, in-progress and total exploratory and development wells that we drilled in each of the periods presented:

                     2001            2000             1999
                 ------------    -------------    -------------
                 Gross   Net     Gross    Net     Gross    Net
                 -----  -----    -----   -----    -----   -----
Exploratory
Productive         3    1.710       6    3.669       1    0.285
Dry                4    2.234       5    4.258       1    0.438
In-progress        1    0.304       3    1.721       1    0.466
                 -----  -----    -----   -----    -----   -----
Total              8    4.248      14    9.648       3    1.189
                 =====  =====    =====   =====    =====   =====

Development
Productive         -      -         2    1.330       -      -
Dry                -      -         -      -         -      -
                 -----  -----    -----   -----    -----   -----
Total              -      -         2    1.330       -      -
                 =====  =====    =====   =====    =====   =====

Marketing. We currently sell our natural gas in the spot market at prevailing prices. Prices on the spot market fluctuate with demand and for other reasons. We generally sell our crude oil and condensate one month at a time at prevailing prices. Since its acquisition, all of the sour crude oil produced at Main Pass was sold to Amoco Production Company until June 30, 2001. We now sell oil produced at Main Pass one month at a time at prevailing prices similar to the rest of our production.

SULPHUR OPERATIONS
Background. Until mid-2000, our sulphur business consisted of two principal operations, sulphur services and sulphur mining. Our sulphur services involve two principal components, the purchase and resale of recovered sulphur and our sulphur handling operations. We purchase and resell sulphur recovered as a by-product of refining sour crude oil and processing natural gas that contains hydrogen sulfide. We currently operate the largest molten sulphur handling system in the United States.

     During 2000, low sulphur prices and high natural gas prices, a significant element of cost in sulphur mining, caused our Main Pass sulphur mining operations to be uneconomical. As a result, in July 2000, we announced our plan to discontinue our sulphur mining operations. Production from the Main Pass sulphur mine ceased on August 31, 2000. We initiated a process to sell our sulphur transportation and terminaling assets during the third quarter of 2000.

     In February 2001, we entered into a letter of intent with Savage Industries Inc. (Savage) to form a joint venture to own and operate our sulphur transportation and terminaling business. As proposed, both parties would have owned a 50 percent interest in the joint venture, Savage would have been the operator and we would have sold our sulphur transportation and terminaling assets to the new joint venture and used the resulting proceeds to repay our sulphur credit facility debt. Subsequent to entering into this letter of intent and throughout the remainder of 2001 and into 2002, we negotiated long-term agreements with a group of major U.S. oil refiners and natural gas processors that would provide transportation and terminaling services and market access for their by-product sulphur production. By early 2002, we had completed agreements representing approximately 60 percent of the initial estimated revenues of the proposed joint venture.

     On March 29, 2002, following a period of negotiations among IMC Global Inc., the parent company of IMC Phosphate Company (previously IMC-Agrico Company) (collectively IMC), Savage and us, we entered into a definitive agreement to sell, subject to certain conditions (see "Risk Factors"), our sulphur transportation and terminaling assets to Gulf Sulphur Services LTD, LLP, a new sulphur services joint venture to be owned by IMC and Savage. IMC and Savage have agreed to contribute capital to the joint venture and are taking steps to secure additional financing to purchase the sulphur transportation and terminaling assets from us. Also, in connection with this proposed transaction, we entered into an agreement with IMC that would settle all our disputes with IMC and its subsidiaries with respect to our existing long-term sulphur supply contract with IMC (see Item. 3 "Legal Proceedings"). In these transactions, we have agreed to indemnification obligations with respect to the sulphur assets to be sold to the joint venture, including certain environmental issues, and with respect to the historical sulphur operations engaged in by us and our predecessor companies. In addition, we agreed that, upon closing of the transactions, we will assume, and indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC. See "Risk Factors."

     We expect to receive gross cash proceeds totaling $58 million upon the completion of the transactions, which we expect to occur no later than May 31, 2002. We will use proceeds from the sale, after payment of certain working capital items and transaction costs, to repay borrowings outstanding under the sulphur credit facility. We currently estimate that our payments will reduce the credit facility to approximately $8 million. We have reached an agreement with the banks comprising the sulphur credit facility to repay the balance of borrowings by September 30, 2002, subject to the satisfaction of certain conditions. See "Revolving Bank Credit Facilities" in Items
7. and 7A. of this Form 10-K.

     We recorded a $10.8 million charge in our year-end 2001 financial statements to reduce the carrying values of the sulphur transportation and terminaling assets to their estimated fair value (see "Results of Operations" in Items 7. and 7A. of this Form 10-K). We do not anticipate the sale of the sulphur transportation and terminaling assets will result in a material gain or loss during 2002.

Sulphur Sales.  Total sales of recovered sulphur were approximately
2.1 million long tons during 2001. For the year ending December 31, 2001, sales to IMC represented 92.6 percent of our sulphur sales. See "Sulphur Sales - Relationship with IMC," "Risk Factors" and Item 3. "Legal Proceedings." Substantially all of our sulphur is sold to the phosphate fertilizer industry for the manufacture of sulphuric acid, which is used to produce phosphoric acid, a base chemical used in the production of phosphate fertilizers. Typically, the phosphate fertilizer industry accounts for approximately 90 percent of our total sulphur sales. The majority of our sulphur supply contracts, with the exception of our contract with IMC discussed below, are for a term of one year or longer and generally call for the repricing of sulphur on a quarterly basis.

     Relationship with IMC. IMC, who has historically been our largest customer, is a manufacturer of phosphate fertilizers and the largest purchaser of elemental sulphur in the world. Pursuant to a sulphur supply agreement, we agreed to supply IMC and IMC agreed to purchase from us approximately 75 percent of IMC's annual sulphur consumption for as long as IMC has a requirement for sulphur. The price per ton for all sulphur delivered under the agreement was based on the weighted average market price of sulphur delivered by other sources to IMC's New Wales production plant in central Florida, except that we were entitled to a premium with respect to approximately 40 percent of the sulphur that we deliver under the agreement. IMC also paid a portion of the freight costs associated with the delivery of sulphur under the agreement.

     Sales to IMC decreased from approximately 2.2 million long tons in 1999 to 1.9 million long tons in 2000, reflecting IMC's curtailments of its fertilizer operations, which initially commenced during the fourth quarter of 1999. Sales to IMC during 2001 increased to 2.0 million long tons reflecting the resumption of operations at two IMC plants in the Mississippi River region that had been closed or curtailed since the fourth quarter of 2000.

     In connection with the pending sale of our sulphur transportation and terminaling assets as described above, we have agreed to settle our disputes with IMC regarding the sulphur supply agreement, which would be terminated at the closing. See Item 3. "Legal Proceedings."

Sulphur Assets. Below is a description of our sulphur assets. Substantially all of our sulphur assets are to be included in the sale of our transportation and terminaling assets (see above and "Sale of Sulphur Transportation and Terminaling Assets" in Items 7. and 7A. of this Form 10-K). We will also assign or otherwise sublease the majority of our leases pertaining to certain transportation assets (Note 9).

     Marine Transportation. We operate two 25,000 ton capacity molten sulphur tankers, one of which is idle. We will assign the joint venture the lease of the tanker currently in service. We expect to give the required notice to terminate the remaining tanker which will not be included in the joint venture sales transaction. The related costs to terminate this lease are expected to total approximately $1.2 million over a six-month period. Our inland barge system is capable of transporting over one million long tons of molten sulphur annually. Each of our six barges has a capacity of approximately 2,500 long tons and operates in coastwide service from Corpus Christi, Texas, to Pensacola, Florida, and the lower Mississippi River. We have owned two 7,500-ton self-propelled barges that were previously used in our Main Pass sulphur mining operations. In November 2001, we sold one of the self-propelled barges to a third party for $3.0 million, $2.8 million net of selling costs. The remaining SPB will be included in the sale of the sulphur transportation and terminaling assets transaction discussed above.

     Land Transportation. We lease a fleet of 536 railcars which transport recovered sulphur. We also arrange other rail movements in connection with transporting sulphur directly to customers' plants. We also transport approximately 900,000 tons of molten sulphur per year through a third-party trucking service used primarily to serve the Galveston, Texas, the lower Mississippi River and Pensacola, Florida, areas. IMC will sublease certain of these railcars and we intend to seek subleases for the remaining railcars.

     Terminals. We operate five sulphur terminals in the U.S. The four terminals to be included in the sale to the joint venture are located in Tampa and Pensacola, Florida, and in Galveston, Texas.
Each of our two Tampa terminals has a liquid storage capacity of 90,000 long tons and is supplied with sulphur from Galveston by tanker. Each of the Tampa facilities ships molten sulphur to phosphate fertilizer producers in central Florida by tank truck. The Pensacola terminal has a storage capacity of 10,000 long tons and is used for the storage, handling and shipping of recovered sulphur purchases or transporting recovered sulphur for third parties. We can ship molten sulphur from the Pensacola terminal by barge directly to lower Mississippi River customers or to customers in Florida by tanker or barge.

     The Galveston terminal has storage capacity for 75,000 long tons of liquid sulphur and one million long tons of solid sulphur. This terminal receives recovered sulphur purchases by truck, barge, or rail, and then ships sulphur to local customers by truck or barge, or to the Tampa terminals by tanker. The Galveston terminal also has the ability to load solid sulphur aboard large oceangoing vessels, giving the facility the capability to access international markets should market conditions favor sulphur exports.

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

     Our fifth terminal is the Port Sulphur facility, which is a combined liquid storage tank farm and stockpile area for solid sulphur with capacity to store 110,000 long tons of liquid sulphur and 1.3 million long tons of solid sulphur. The Port Sulphur terminal is currently inactive because it primarily served the Main Pass sulphur mine, which is no longer in operation. The Port Sulphur terminal is being marketed separately from the remaining sulphur assets and may be converted for use by other industries. We have accrued $8.3 million of reclamation costs for this terminal as a result of its use in our former sulphur operations.

Reclamation Obligations. We must restore our sulphur mines and related facilities to a condition that we believe complies with environmental and other regulations. We have fully accrued the estimated reclamation costs associated with our sulphur mines and related facilities. The estimated future expenditures for our oil and gas reclamation obligations are accrued over the estimated lives of each of the individual properties using the unit-of-production method.
For financial information about our estimated future reclamation costs, including those relating to Main Pass and the transactions with OSFI which we believe will settle our near-term sulphur reclamation requirement with the MMS, see "Disposition of Oil and Gas Properties" above, "Decision to Exit Sulphur Operations," and "Environmental" in Items
7. and 7A. of this Form 10-K.

     Our Freeport Sulphur subsidiary has assumed responsibility for environmental liabilities associated with the prior operations of its predecessors, including reclamation responsibilities at two previously producing sulphur mines, Caminada and Grand Ecaille. Sulphur production was suspended at the Caminada offshore sulphur mine in 1994. Under a contractual arrangement, the original lease holder is responsible for reimbursing 50 percent of Freeport Sulphur's reclamation costs associated with the Caminada mine. In February 2002, we reached an agreement with OSFI to provide for the reclamation and removal of the Caminada mine and related facilities. Work commenced during March 2002 and is expected to be completed in the second quarter of 2002. For a summary of our agreements with OSFI, see "Resolution of Sulphur Reclamation Obligations" above and in Items 7. and 7A., and Note 11 of this Form 10-K.

     Freeport Sulphur's Grande Ecaille mine, which was depleted in 1978, was reclaimed in accordance with applicable regulations at the time of closure. Although we have no legal obligation to do so, we have undertaken to reclaim wellheads and other materials exposed through coastal erosion. We anticipate that additional expenditures for the reclamation activities will continue for an indeterminate period. Expenditures related to the Grande Ecaille mine during the past two years have totaled less than $0.1 million and are not expected to increase during the next several years.

     Freeport Sulphur has closed and reclaimed ten other sulphur mines, including the 1997 reclamation of the Grand Isle mine completed as part of the State of Louisiana's "rigs-to-reef" program. We believe that the reclamation efforts associated with these previously closed sulphur mines complied with the applicable regulations in existence at the time the mines were closed and with customary industry practices. We have accrued amounts reflecting our current estimates of related future reclamation costs. However, we cannot assure you that we will not incur reclamation costs materially greater than those we anticipate or that the timing of these costs will occur as we presently estimate. See above for reclamation obligations associated with the Port Sulphur terminal.

REGULATION
General. Our exploration and production activities are subject to various federal, state and local laws governing exploration, development, production, environmental matters, occupational health and safety, taxes, labor standards and other matters. All material licenses, permits and other authorizations currently required of each existing operation have been obtained or timely applied for. Domestic oil operations are subject to extensive state and federal regulation. Compliance is often burdensome, and failure to comply carries substantial penalties. The heavy and increasing regulatory burden on the oil and gas industry increases the cost of doing business and consequently affects profitability. See "Risk Factors."

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

     Federal leases. At December 31, 2001 we had interests in 50 offshore leases located in federal waters on the Gulf of Mexico's outer continental shelf of which six have subsequently either expired or have been sold. Federal offshore leases are administered by the MMS. These leases were issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act, which are subject to interpretation and change by the MMS. Lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of offshore operations. In addition to approvals and permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain approval from the MMS prior to the commencement of drilling or production. The MMS has promulgated regulations requiring offshore production facilities located on the outer continental shelf to meet stringent engineering and construction specifications, and has proposed and/or promulgated additional safety-related regulations concerning the design and operating procedures of these facilities and pipelines. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend these regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization.

     The MMS has promulgated regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. With respect to the obligations of lessees on the outer continental shelf, the MMS generally requires that lessees have substantial net worth or post supplemental bonds or other acceptable assurances that the obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that supplemental bonds or other surety can be obtained in all cases. With regard to the MMS supplemental bonding requirements, we currently have a trust agreement with the MMS that requires us to provide the MMS certain financial assurances for the reclamation obligations associated with Main Pass by June 27, 2002.
We believe all our sulphur reclamation issues will be resolved by that date as a result of recent agreements with third parties (see "Disposition Oil and Gas Properties" above, "Resolution of Sulphur Reclamation Obligations" within Items 7. and 7A. and Note 11). MOXY currently has been granted a waiver by the MMS of its supplemental bonding requirements. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any suspension or termination of our operations could have a material adverse affect on our financial condition and results of operations.

     Effective June 1, 2001, the MMS amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule modifies the valuation procedures for both arm's-length and non-arm's-length crude oil transactions; eliminates posted prices as a measure of value and relies, instead, on arm's-length sales prices and spot market prices as market value indicators; and amends the procedures for determining value from the sale of federal royalty oil. We believe that this rule will not have a material impact on our financial condition, liquidity, or results of operations.

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

Environmental Matters. Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial liabilities for potential pollution resulting from our operations. We believe that our operations substantially comply with applicable environmental laws. See "Risk Factors."

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

     The Oil Pollution Act also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the Oil Pollution Act requires parties responsible for offshore facilities to provide financial assurance in amounts that vary from $35 million to $150 million depending on a company's calculation of its "worst case" oil spill. Both Freeport Sulphur and MOXY, currently, have insurance to cover its facilities "worst case" oil spill under the Oil Pollution Act regulations. Thus, we believe that we are in compliance with this act.

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

EMPLOYEES
At December 31, 2001, we had 63 employees,18 at the sulphur terminals and 45 employees located at our New Orleans, Louisiana headquarters, who are primarily devoted to managerial, marketing, land and geological functions. Our employees are not represented by any union or covered by any collective bargaining agreement. We believe our relations with our employees are satisfactory.

     Since January 1, 1996 numerous services necessary for our business and operations, including certain executive, technical, administrative, accounting, financial, tax and other services, have been performed by FM Services Company pursuant to a services agreement. At December 31, 2001, FM Services had 142 employees. We own 50 percent of FM Services, which provides these services on a cost reimbursement basis. We may terminate the services agreement at any time upon 90 days notice. For the year ended December 31, 2001, we incurred $10.6 million of expenses under the services agreement. As a result of our recent asset dispositions, we will require reduced services under our contract with FM Services for our oil and gas operations and expect to terminate substantially all the remaining sulphur service costs. Accordingly, we expect costs under the FM Services contract will approximate $2 million for 2002, which reflects the effect of the two Co-Chairmen of our Board agreeing not to receive any cash compensation during 2002 (Note 6).

     We also use contract personnel to perform various professional and technical services including but not limited to construction, well site surveillance, environmental assessment, and field and on-site production operating services. These services, which are intended to minimize our development and operating costs, allow our management staff to focus on directing all our oil and gas operations. We have a contract with CLK Company L.L.C., an independent company, to provide us with geological and geophysical services on an exclusive basis. Under this contract we paid an annual retainer of $2.5 million, with $0.5 million paid in our common stock, plus certain expenses and an overriding royalty interest of up to 3 percent in prospects that we accept. For the year ended December 31, 2001, fees and expenses to CLK totaled $3.4 million. Because over the past two years we have identified a significant number of potential exploration prospects, we expect our activities associated with identifying and acquiring additional prospects will decline in 2002. Accordingly, we have amended the contract with CLK for 2002 to reduce CLK's retainer fee to $2.0 million, with $1.0 million of these fees paid in our common stock.

RISK FACTORS
This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our financial plan to address our liquidity issues and our business plan for 2002; statements regarding our need for, and the availability of, financing; our ability to complete the transactions to sell our sulphur transportation and terminaling assets, settle the disputes with IMC and generate proceeds of approximately $58 million; our ability to sell the Main Pass oil lease and to satisfy the MMS reclamation obligations with respect to Main Pass and Caminada; our ability to conduct an equity offering; our ability to arrange for an industry participant to fund our exploration activities with respect to our prospects; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and gas prices; amounts and timing of capital expenditures and reclamation costs; and other environmental issues.

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

Factors Relating to Financial Matters

     We face significant financial liquidity issues and may not be able to obtain additional financing, which will have a detrimental
effect on our ability to continue to conduct operations.   We have
historically funded our operations and capital expenditures primarily through equity capital, borrowings from financial institutions, sales of properties, cash flow from operations and other credit sources. However, as a result of adverse business conditions with our sulphur operations and significant nonproductive exploratory drilling costs during 2001 and 2000, we face significant financial liquidity issues in 2002. We have debt and other obligations that are due in 2002 and we require additional capital to meet those obligations. Although our relationships with our creditors remain positive and we are taking steps to obtain additional capital, there is no assurance that our creditors will not take actions that could be detrimental to our ability to continue to conduct our operations.

     We are taking steps to address our requirements for financial liquidity and have developed a financial plan which we believe will provide us with sufficient financial resources to continue to conduct our operations. Please refer to Note 11 in the Notes to Financial Statements for more details of our plan. However, no assurances can be given that we will successfully accomplish the objectives of our plan. After considering our significant debt maturities and other obligations due in 2002 and need to obtain additional capital to fund our obligations and oil and gas exploration activities, our independent public accountants advised us that they concluded that such matters raise substantial doubt regarding our ability to continue as a going concern. See "Report of Independent Public Accountants" included within Item 8. of this Form 10-K.

     As part of our financial plan, we have received a commitment letter from an investment banking firm to underwrite an equity offering. The commitment is subject to specified conditions. Moreover, the successful completion of any offering to raise capital inherently involves uncertainties, including financial market conditions. As a result, no assurances can be given that we will successfully complete an equity offering or, if completed, that the offering will raise funds sufficient to meet our debt and working capital obligations for 2002.
Also, an equity offering will result in dilution of our common stock.

     To fund our exploration activities, we are seeking to enter into transactions with industry participants for the funding of the drilling of a selected group of our prospects. While any such transaction would reduce requirements to fund our costs, it would also reduce our share of future revenues from our exploration program. Moreover, no assurances can be given that an industry participant will enter into such a transaction with us.

     In connection with our efforts to raise funds, we are also considering sales of interests in our properties, which in the case of producing properties would reduce future revenues and in the case of exploration properties would reduce our prospects.

     Our ability to raise additional capital will depend on the status
of capital and industry markets   Raising additional capital during
2002 is a requirement for us to continue to conduct our operations and failure to do so will have a significant adverse impact on our liquidity.

We have entered into agreements to sell our sulphur transportation and terminaling assets and to settle outstanding disputes with IMC. These transactions are subject to material closing conditions and there is no assurance that the transactions will occur timely, if at all. The transactions are subject to financing arrangements, regulatory approvals and the negotiation of new sulphur supply agreements between IMC and each of three significant by-product sulphur producers who have agreed to sulphur transportation and terminaling arrangements with the proposed joint venture. No assurances can be given that the conditions will be satisfied and that the transactions will be consummated. If the transactions do not occur by May 31, we would be in default under the Freeport Sulphur credit facility unless the lenders extend the maturity date or we would consummate a sale transaction with another party satisfactory to the lenders. While the lenders have granted us a series of extensions of the maturity date during our negotiations to sell our sulphur transportation and terminaling assets, there is no assurance that such support will continue or that the lenders will extend the maturity date beyond May 31 if the transactions are not consummated by that time. In the first quarter of 2002, MOXY repaid its lenders and subsequently guaranteed the Freeport Sulphur credit facility and granted a security interest in substantially all of MOXY's properties to the lenders under the Freeport Sulphur credit facility. If we default under this credit facility, the lenders will have the right to take action that would be detrimental to our ability to continue to conduct our operations.

     Under terms of the proposed transaction, we will be subject to certain indemnification obligations with respect to the sulphur assets to be sold to the joint venture, including certain environmental issues, and with respect to the historical sulphur operations engaged in by us and our predecessor companies. In addition, at closing we will assume certain liabilities of IMC relating to certain oil and gas operations (see "Sulphur Operations-Background"). Any future liabilities with respect to these obligations could impair our ability to conduct our operations.

We have entered into agreements regarding our Main Pass and Caminada reclamation obligations, which we expect will resolve our sulphur reclamation requirements with the MMS. We have entered into agreements involving certain of the leases and facilities at Main Pass and Caminada, which are designed to resolve or fund our reclamation obligations with respect to those facilities. (Please refer to Note 11 "Resolution of Sulphur Reclamation Obligations" in the Notes to Financial Statements for more details regarding our sulphur reclamation obligations). We expect that the parties will perform their obligations under those agreements and that our reclamation obligations will be satisfied. However, in the event of nonperformance of the other parties to those agreements, we will remain liable for the reclamation obligations, which could be detrimental to our ability to continue to conduct our operations.

Factors Relating to Our Oil and Gas Operations

The future financial results of our oil and gas business are difficult to forecast, primarily because the results of our exploration strategy are inherently unpredictable. We currently have five fields in production, not including Main Pass, which we recently agreed to sell (see "Disposition of Oil and Gas Properties" above). Much of our oil and gas business is devoted to exploration, the results of which are inherently unpredictable. We use the successful efforts accounting method for our oil and gas exploration and development activities. This method requires us to expense geological and geophysical costs and the costs of unsuccessful exploration wells as they occur, rather than capitalize these costs as required by the full cost accounting method. Because the timing difference between incurring exploration costs and realizing revenues from successful properties can be significant, losses may be reported even though exploration activities may be successful during a reporting period. Accordingly, depending on our exploration results, we may incur future losses as we continue to pursue significantly expanded exploration activities. We cannot assure you that our oil and gas operations will achieve or sustain positive earnings or cash flows from operations in the future.

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

Our revenues, profits and growth rates may vary significantly with fluctuations in the market prices of oil and natural gas. In recent years, oil and natural gas prices have fluctuated widely. We have no control over the factors affecting prices, which include the market forces of supply and demand, as well as the regulatory and political actions of domestic and foreign governments, and the attempts of inter national cartels to control or influence prices. Any significant or extended decline in oil and gas prices will have a material adverse effect on our profitability, financial condition and operations.

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

     You should not construe the estimated present values of future net cash flows from proved oil and gas reserves as the current market value of our estimated proved oil and gas reserves. In accordance with applicable SEC requirements, we have estimated the discounted future net cash flows from proved reserves based on the prices and costs generally prevailing at December 31, 2001 and 2000. Actual future prices and costs may be materially higher or lower. Future net cash flows also will be affected by factors such as the actual amount and timing of production, curtailments or increases in consumption by gas purchasers, and changes in governmental regulations or taxation. In addition, we have used a 10 percent discount factor, which the SEC requires all companies to use to calculate discounted future net cash flows for reporting purposes. That is not necessarily the most appropriate discount factor to be used in determining market value, since interest rates vary from time to time, and the risks associated with operating particular oil and gas properties can vary significantly.

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

The oil and gas exploration business is very competitive, and most of our competitors are larger and financially stronger than we are. The business of oil and gas exploration, development and production is intensely competitive, and we compete with many companies that have significantly greater financial and other resources than we have. Our competitors include the major integrated oil companies and a substantial number of independent exploration companies. We compete with these companies for supplies, equipment and labor. These competitors may, for example, be better able to (1) access less expensive sources of capital, (2) access more information relating to prospects, (3) develop or buy, and implement, new technologies, and
(4) obtain equipment and supplies on better terms.

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

We are vulnerable to risks associated with the Gulf of Mexico because we currently explore and produce exclusively in that area. We believe that concentrating our activities in the Gulf of Mexico is advantageous because of our extensive experience operating in that area. However, this strategy makes us more vulnerable to the risks associated with operating in that area than our competitors with more geographically diverse operations. These risks include (1) adverse weather conditions, (2) difficulties securing oil field services, and
(3) compliance with regulations. In addition, production from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial years of production, and, as a result, our reserve replacement needs from new prospects are greater.

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

Hedging our production may result in losses. Through December 31, 2001 our hedging was limited to our forward oil sales contracts related to our Main Pass oil operations. We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. Hedging exposes us to risk of financial loss in some circumstances, including if (1) production is less than expected, (2) the other party to the contract defaults on its obligations, or (3) there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. In addition, hedging may limit the benefit we would have otherwise received on a consolidated basis from increases in the prices for natural gas and oil. Furthermore, if we do not engage in hedging, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging.

Factors Relating to Our Sulphur Operations

We rely heavily on IMC as a continuing customer under the terms of a long-term sulphur supply agreement, and we are involved in a dispute with them about the pricing terms of that agreement. Approximately 93 percent of sulphur sales for the year ended December 31, 2001 were made to IMC under a long-term sulphur supply agreement, and we expect that sales to IMC under that agreement will continue to represent a substantial percentage of our sulphur sales. The loss of, or a significant decline in, sales of sulphur to IMC could have a material adverse effect on our financial condition and the value of our sulphur services business. In late 2000, several domestic phosphate fertilizer producers announced production curtailments, including reductions by IMC. As a result, IMC has curtailed its sulphur purchases from us to some degree since that time. See "Sulphur Sales
- Relationship with IMC." In addition, we are currently involved in a dispute with IMC about the pricing terms of our sulphur supply agreement with them. In March 2002, in conjunction with our definitive agreement to sell our sulphur transportation and terminaling assets to a new joint venture owned 50 percent by IMC, we mutually agreed to settle all outstanding disputes between IMC and us. See Item 3. "Legal Proceedings." If the proposed sale of the sulphur assets described in "Sale of Sulphur Transportation and Terminaling Assets" in Item 7. and 7A. of this Form 10-K, does not occur, we anticipate that the disputes with IMC will persist and the future consequences of the continuing dispute could have a detrimental impact on our ability to conduct our operations.

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

Factors Relating to Our General Operations

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

     In connection with its spin-off from Phosphate Resource Partners in December 1997, Freeport Sulphur assumed responsibility for potential liabilities, including environmental liabilities, associated with the prior conduct of the businesses contributed by Phosphate Resource Partners to Freeport Sulphur. Among these are potential liabilities arising from sulphur mines that were depleted and closed in the past in accordance with reclamation and environmental laws in effect at the time, particularly in coastal or marshland areas that have experienced subsidence or erosion. We believe that we are in compliance with existing laws regarding these closed operations, and we have implemented controls in some areas that we believe exceed our legal responsibilities. Nevertheless, it is possible that new laws or actions by governmental agencies could result in significant unanticipated additional reclamation costs.

     If we consummate the sale of our sulphur transportation and terminaling assets and the settlement of our outstanding disputes with IMC, we will be subject to certain indemnification obligations with respect to the sulphur assets to be sold to the joint venture, including certain environmental issues, and with respect to historical sulphur operations engaged in by us or our predecessor companies. In addition, we also agreed to assume, and indemnify IMC from, certain potential obligations, including environmental obligations of IMC relating to historical oil and gas operations conducted by its predecessor companies. Our liabilities with respect to these obligations could impair our ability to conduct our operations.

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

GLOSSARY OF NATURAL GAS AND OIL TERMS

     Following are definitions of some of the natural gas and oil industry terms we use:

     3-D seismic technology. Seismic data which has been digitally recorded processed and analyzed in a manner that permits color enhanced three dimensional displays of geologic structures. Seismic data processed in the manner facilitates more comprehensive and accurate analysis of subsurface geology, including the potential presence of hydrocarbons.

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

     Gulf of Mexico shelf. The offshore area within the Gulf of Mexico seaward on the coastline extending out to 200 meters water depth.

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

     MMcf. One million cubic feet, typically used to measure the volume of natural gas at specified temperature and pressure.

     MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     MMcfe/d.  One million cubic feet equivalent per day.

     MMS. Minerals Management Service.

     Net acres or net wells. Gross acres multiplied by the percentage working interest and/or operating right owned.

     Net feet of pay. The thickness of reservoir rock estimated to both contain hydrocarbons and be capable of contributing to producing rates.

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

     Plant Products. Hydrocarbons (primarily ethane, propane, butane and natural gasolines) which have been extracted from wet natural gas and become liquid under various combinations of increasing pressure and lower temperature.

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

     Proved developed reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. For additional information, see the SEC's definition in Regulation S-X Rule 4-
10(a)(3).

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

     On July 25, 2000, IMC filed a supplemental demand alleging that Freeport Sulphur's suspension of sulphur production at Main Pass and the proposed sale of Freeport Sulphur's transportation assets constituted a statement of intent to breach the sulphur supply agreement. In March 2001, the court ruled that the ceasing of production from Main Pass was not a breach of the sulphur supply agreement but refused to grant either of the two parties summary judgment motions relating to the assignment of the sulphur supply agreement. On July 13, 2001, Freeport Sulphur filed a series of motions for partial summary judgment and exceptions for prescription and no cause of action to dismiss on all substantive claims. On October 15, 2001, the court ruled in favor of Freeport Sulphur's motions for partial summary judgment. The court found that IMC presented no facts to support its claims of commercial impracticability or gross inequity and agreed with Freeport Sulphur that there is no basis for renegotiation of the contract. IMC appealed the court's decision.

     During 2002 Freeport Sulphur elected under the sulphur supply agreement not to supply optional quantities available under the contract totaling 500,000 tons. IMC disputed this right and requested that the court issue a declaratory judgment confirming its view. IMC has also withheld payments for 2002 amounts we consider due under the contract through March 31, 2002 in the aggregate amount of approximately $2.1 million and has indicated that it plans to continue not making these payments. Freeport Sulphur filed for summary judgment with respect to the IMC claim. Freeport Sulphur also filed a claim for underpayment of additional amounts for 2002 and 2001 with respect to the pricing formula used in a contract based upon IMC's improper calculation of the price. The court has not ruled on any of these recent claims and motions.

     On March 29, 2002, Freeport Sulphur entered into a definitive agreement for the sale of its sulphur transportation and terminaling assets. In connection with the transaction, both McMoRan and IMC agreed to settle all litigation and disputes between the two companies and their subsidiaries, subject to certain conditions.

Daniel W. Krasner v. James R. Moffett; Rene L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. filed Oct. 22, 1998). Gregory J. Sheffield and Moise Katz v. Richard C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., Rene L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.) These two lawsuits were consolidated in January 1999. The complaint alleges that Freeport-McMoRan Sulphur Inc.'s directors breached their fiduciary duty to Freeport-McMoRan Sulphur Inc.'s stockholders in connection with the combination of Freeport Sulphur and McMoRan Oil & Gas. The plaintiffs contend that the transaction was structured to give preference to McMoRan Oil & Gas stockholders and failed to recognize the true value of Freeport Sulphur. The plaintiffs claim that the directors failed to take actions that were necessary to obtain the true value of Freeport Sulphur such as auctioning the company to the highest bidder or evaluating Freeport Sulphur's worth as an acquisition candidate. The plaintiffs also claim that McMoRan Oil & Gas Co. knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. In January 2001, the court granted the motions to dismiss for the defendants with 30 days leave for the plaintiffs to amend. In February 2001, the plaintiffs filed an amended complaint. In April 2001, the defendants filed a brief in support of their motion to dismiss. In March 2002, the plaintiffs filed an answering brief in opposition to the defendants' motion to dismiss the second amendment complaint. We will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Executive Officers of the Registrant
    Listed below are the names and ages, as of March 31, 2002, of the present executive officers of McMoRan together with the principal positions and offices with McMoRan held by each.

         Name                  Age            Position or Office
    --------------------       ---         ----------------------------
    James R. Moffett            63         Co-Chairman of the Board


    Richard C. Adkerson         55         Co-Chairman of the Board,
                                           President and
                                           Chief Executive Officer

    C. Howard Murrish           61         Vice Chairman of the Board
                                           and Executive Vice President

    Glenn A. Kleinert           59         Executive Vice President
                                           and Director

    Nancy D. Parmelee           50         Senior Vice President,
                                           Chief Financial Officer
                                           and Secretary

    Theodore P. Fowler          50         Senior Vice President


    John G. Amato               58         General Counsel

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

     Richard C. Adkerson has served as our Co-Chairman of the Board, President and Chief Executive Officer since November 1998. From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas. From November 1997 to November 1998 he was Vice Chairman of the Board of Freeport Sulphur. Mr. Adkerson has also served as President of FCX since April 1997 and as Chief Financial Officer since October 2000. Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, and as Senior Vice President of FCX from February 1994 to July 1995. Mr. Adkerson served as Vice Chairman of Freeport-McMoRan Inc. until December 1997. He also served as Chairman of the Board of Stratus Properties Inc., a real estate development company, from March 1992 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from August 1995 to May 1998.

     C. Howard Murrish has served as Vice Chairman of the Board since May 2001 and as Executive Vice President of McMoRan since November 1998. He has served as President and Chief Operating Officer of
McMoRan Oil & Gas from September 1994 to May 2001.

     Glenn A. Kleinert has served as Executive Vice President of
McMoRan since May 2001. Mr. Kleinert has also served as President and Chief Operating Officer of MOXY since May 2001. Mr. Kleinert served as Senior Vice President of MOXY from 1994 until May 2001.

     Nancy D. Parmelee has served as Senior Vice President and Chief Financial Officer of McMoRan since August 1999 and Vice President and Controller - Accounting Operations from September 1998 through August 1999. She was appointed as Secretary of McMoRan in January 2000. Ms. Parmelee has served as Assistant Controller of FCX since July 1994. She also served as Vice President and Controller - Operations Accounting of Freeport-McMoRan Inc. from November 1996 to December 1997 and as Assistant Controller from August 1993 to November 1996.

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

                         2001             2000
                    --------------  ---------------
                     High     Low    High      Low
                    ------  ------  ------   ------
First Quarter       $17.50  $12.15  $21.00   $17.25
Second Quarter       15.00   12.50   19.50    11.63
Third Quarter        14.75    4.80   16.63     9.81
Fourth Quarter        7.53    4.60   13.25     9.50

     As of April 1, 2002 there were approximately 9,151 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely at the discretion of our Board of Directors. Our credit facility does not permit payment of dividends.

Item 6.  Selected Financial Data
The following table sets forth our selected audited historical financial and unaudited operating data for each of the five years in the period ended December 31, 2001. We became a publicly traded entity on November 17, 1998, when McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (Freeport Sulphur) (see Note 1 of Notes to Financial Statements) combined their operations. This transaction was accounted for as a purchase, with MOXY as the acquiring entity. Accordingly, the information presented below for periods prior to November 17, 1998 reflects only the historical financial and operating data attributable to MOXY. Financial and operating data relating to the assets acquired from Freeport Sulphur are included on and after November 17, 1998. We intend to cease our sulphur business activities as more fully discussed in "Decision to Exit Sulphur Operations" below and Notes 2 and 11. The information shown in the table below may not be indicative of our future results. You should read the information below together with Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and Item 8. "Financial Statements and Supplementary Data."

                            2001        2000        1999       1998      1997
                         ---------   ---------   ---------   --------  --------
                         (Financial Data in thousands, except per share amounts)
Financial Data
Years Ended December 31:
Revenues                 $ 144,425   $ 201,777   $ 244,031   $ 45,902  $ 13,552
Exploration expenses        61,831      53,975       6,411     14,533    11,966
Operating income
 (loss)                   (146,422)   (104,805)        111    (19,324)   (9,904)
Net income (loss)         (148,061)   (131,508)        109    (18,116)  (10,538)

Net income (loss) per share of
 common stock a
     Basic               $   (9.33)  $   (8.88)  $    0.01   $  (1.96) $  (2.80)
     Diluted                 (9.33)      (8.88)       0.01      (1.96)    (2.80)
Average common shares
 outstanding a
     Basic                  15,869      14,806      13,385      9,230     3,769b
     Diluted                15,869      14,806      13,651      9,230     3,769b
At December 31:
Working capital (deficit)$ (88,145)  $ (50,024)  $  (3,108)  $ 20,980  $ 33,749b
Property, plant and
 equipment, net             98,519     116,231      97,359     82,804    57,705b
Sulphur business assets     54,607      72,977     114,254    122,391       -
Total assets               189,686     299,324     301,281    320,388   101,088b
Debt, including
 current portion           104,657      46,000      14,000        -         -
Stockholders' equity
(deficit)                  (87,772)     59,177     155,071    178,800    90,698b

Operating Data
Sales Volumes:
  Gas (thousand
   cubic feet, or Mcf)  11,136,800 c 8,291,000  14,026,000  8,634,100 4,061,000
  Oil (barrels)          1,417,200 d 1,151,600 d 1,353,600 d  304,100d   34,000
  Sulphur (long tons)    2,127,300   2,643,800   2,973,100    386,600        -
Average realization:
     Gas (per Mcf)       $    3.59     $  3.52    $   2.30   $   2.14   $  2.62
     Oil (per barrel)        21.98 d     24.98 d     15.92 d    10.33 d   19.19
     Sulphur (per long
      ton)                   33.60       53.78       63.16      62.40        -

a. MOXY's historical loss per share and average shares outstanding have been restated to reflect the effective reverse stock split of MOXY's shares as a result of the acquisition of Freeport Sulphur in November 1998.
b. Includes issuance of MOXY's shares in a rights offering, the proceeds of which were used to purchase producing property interests and repay borrowings, with the remainder held to fund exploration program commitments.
c. Includes production associated with two fields that were sold effective January 1, 2002 (see "Exploration Activities" below and Note
     11).
d. Includes Main Pass oil sales totaling 993,300 barrels at an average realization of $21.07 in 2001, 961,500 barrels at an average realization of $23.85 per barrel in 2000 and 1,102,600 barrels at an average realization of $15.50 per barrel during 1999. Main Pass 1998 oil sales from November 17 to December 31, 1998 totaled 202,700 barrels, at an average realization of $8.60 per barrel. In March 2002, we agreed to sell our interest in Main Pass (Note 11).


Items 7. And 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks

OVERVIEW
     We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area and in the purchasing, transporting, terminaling, processing and marketing of sulphur. We became a publicly traded entity on November 17, 1998 when McMoRan Oil & Gas Co. and Freeport-McMoRan Sulphur Inc. combined their operations. As a result, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Sulphur LLC (Freeport Sulphur) became our wholly owned subsidiaries.


Requirements For Additional Capital and Business Plan
     We face significant financial liquidity issues in 2002 as a result of adverse business conditions with our sulphur operations and significant nonproductive exploratory drilling costs during 2001 and 2000. The accompanying financial statements reflect significant net losses in 2001 and 2000, a stockholders' deficit of $87.8 million and a working capital deficit of $88.1 million as of December 31, 2001, which includes amounts due under our sulphur credit facility. In addition, we have little additional borrowing capacity under our existing credit facilities.

     Our business plan for 2002 is to arrange for drilling the high-potential, high-risk exploratory prospects in shallow water depths from our existing lease acreage position. As described below, we have developed a financial plan to enable us to execute our business plan. To accomplish our business plan and meet our financial obligations, we must:

  * Consummate the sale of our sulphur transportation and terminaling assets
  * Raise additional capital to fund our working capital requirements and to repay the $8 million amount expected to be outstanding on the sulphur credit facility upon completion of the sulphur asset sale transaction
  * Complete the process that we have initiated to resolve our sulphur reclamation requirements with the Minerals Management Service
       (MMS)
  * Enter into exploration arrangements with oil and gas industry participants, or otherwise raise capital, to provide funding for our exploration and development activities for 2002

    Subsequent to December 31, 2001, we sold certain of our oil and gas properties for $60.0 million and repaid all borrowings under our oil and gas credit facility (Note 8). We also entered into a definitive agreement to satisfy our Main Pass Block 299 (Main Pass) and Caminada sulphur reclamation liabilities. In connection with that agreement, we also agreed to sell our Main Pass oil lease and related facilities. On March 29, 2002, we entered into a definitive agreement to sell our sulphur assets, comprising our recovered sulphur transportation, terminaling, logistics and marketing (transportation and terminaling) business and to resolve all pending disputes with IMC Global Inc. and its subsidiaries (collectively IMC). Available proceeds from this transaction would be used to repay a substantial portion of our borrowings under the sulphur credit facility (Note 8). See "Decision to Exit Sulphur Operations" below and Note 11. All subsequent references to "Notes" refer to Notes to Financial Statements located in Item 8. of this Form 10-K.

     We have been actively pursuing the above transactions as well as others described in Note 11, the ultimate resolution of which will have a significant impact on our financial condition and liquidity. Because these transactions have not occurred, they involve inherent uncertainties, including uncertainties beyond our control. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue to conduct our operations. For more information regarding our business plan and these transactions, see "Decision to Exit Sulphur Operations" below and Note 11 of this Form 10-K, and for the related risks, see "Risk Factors" in Items 1. and 2. of this Form 10-K.

     The following unaudited condensed pro forma financial statements present McMoRan's financial position and results of operations as if each of the transactions referred to in the second preceding paragraph above and described in more detail in Note 11 had been completed on December 31, 2001 and January 1, 2001, respectively. These unaudited consolidated pro forma financial statements have been prepared for informational purposes only and do not necessarily indicate the financial position or results of operations that actually would have occurred had these transactions taken place on December 31, 2001 or January 1, 2001, or which may result in the future. See "Risk Factors" in Items 1. and 2. of this Form 10-K.


              Unaudited Pro Forma Condensed Balance Sheet
                         At December 31, 2001


                                                            Resolution
                               Oil & Gas    Pro    Sale of     of         Pro
                               Property    Forma   Sulphur   Sulphur     Forma
                    Historical  Sale a   Subtotal Assets b Reclamation c Total
                      -------- --------  -------- --------  --------    -------
Assets
Cash and cash
 equivalents          $    500 $     -   $    500 $     -   $     -     $   500
Accounts receivable     20,243       -     20,243       -        (23)    20,220
Inventories              2,128       -      2,128       -         -       2,128
Prepaid expenses         1,958       -      1,958       -         -       1,958
                      -------- --------  -------- --------  --------    -------
 Total current assets   24,829       -     24,829       -        (23)    24,806
Property, plant and
 equipment, net         98,519  (30,947)   67,572       -     (4,715)    62,857
Sulphur business
 assets, net            54,607       -     54,607  (52,296)   (1,956)       355
Other assets            11,731       -     11,731       -     (7,486)     4,245
                      -------- --------  -------- --------  --------    -------
Total assets          $189,686 $(30,947) $158,739 $(52,296) $(14,180)   $92,263
                      ======== ========  ======== ========  ========    =======

Liabilities and Stockholders'
Equity (Deficit)
Accounts payable      $ 32,772 $(10,343) $ 22,429 $(11,000) $     -     $11,429
Accrued liabilities     22,499       -     22,499    5,704        -      28,203
Current portion of:
 Sulphur credit
  facility              55,000       -     55,000  (47,000)       -       8,000
 Oil and gas debt        2,000   (2,000)       -        -         -          -
 Accrued oil and gas
  reclamation costs        398       -        398       -         -         398
Other                      305       -        305       -         -         305
                      -------- --------  -------- --------  --------    -------
   Total current
    liabilities        112,974  (12,343)  100,631  (52,296)       -      48,335
Accrued oil and gas
 reclamation costs      18,278     (207)   18,071       -     (9,036)     9,035
Accrued sulphur
 reclamation costs      63,876       -     63,876       -    (45,464)    18,412
Long-term debt          47,657  (47,657)       -        -         -          -
Other long-term
 liabilities            34,673       -     34,673       -         -      34,673
Stockholders' equity
 (deficit)             (87,772)  29,260   (58,512)      -     40,320    (18,192)
                      -------- --------  -------- --------  --------    -------
Total liabilities and
 stockholders' equity
 (deficit)            $189,686 $(30,947) $158,739 $(52,296) $(14,180)   $92,263
                      ======== ========  ======== ========  ========    =======

a. Reflects February 2002 sale of interests in certain oil and gas properties for $60.0 million cash. Sales proceeds were used to repay all outstanding oil and gas debt and to reduce working capital deficit.

b. Reflects assumed sale of sulphur transportation and terminaling assets to Gulf Sulphur Services LTD, LLP in a pending transaction scheduled to close by May 31, 2002. Sales proceeds are applied to reduce outstanding sulphur debt to $8 million, with residual cash assumed to repay accounts payable. Additional accrued liabilities represent transaction-related costs.

c. Reflects assumed completion of reclamation activities pursuant to agreements reached with OSFI during the first quarter of 2002 to reclaim the Caminada and Main Pass sulphur facilities for a fixed cost, together with the related sale of Freeport Sulphur's Main Pass oil operations in a pending transaction scheduled to close in May 2002. The related accrued sulphur and oil and gas reclamation liabilities were reduced accordingly


       Unaudited Pro Forma Consolidated Statement of Operations
                   For Year Ended December 31, 2001



                               Oil & Gas    Pro    Sale of    Sale of    Pro
                               Property    Forma   Sulphur   Main Pass  Forma
                    Historical  Sale a   Subtotal Assets b      Oil c   Total
                    ---------  --------  ---------  -------- -------- ---------
Revenues            $ 144,425  $(12,875) $ 131,550  $(71,483)$(20,926)$  39,141
Cost and expenses:
Production and delivery
 costs                113,152      (882)   112,270   (78,137) (19,533)   14,600
Depreciation and
 amortization expenses 81,137    (8,695)    72,442   (15,269)    (868)   56,305
Exploration expenses   61,831        -      61,831        -        -     61,831
General and
 administrative
 expenses              20,346        -      20,346    (5,202)      -     15,144
Postretirement health
 and welfare costs     14,381        -      14,381        -        -     14,381
                    ---------  --------  ---------  -------- -------- ---------
    Total costs and
      expenses        290,847    (9,577)   281,270   (98,608) (20,401)  162,261
                    ---------  --------  ---------  -------- -------- ---------
Operating loss       (146,422)   (3,298)  (149,720)   27,125     (525) (123,120)
Interest expense, net  (5,903)       -      (5,903)    4,842       -     (1,061)
Other income, net       4,272        -       4,272        -        -      4,272
Loss from operations
 before provision for
 income taxes        (148,053)   (3,298)  (151,351)   31,967     (525) (119,909)
Provision for income
 taxes                     (8)       -          (8)       -        -         (8)
                    ---------  --------  ---------  -------- -------- ---------
Net loss            $(148,061) $ (3,298) $(151,359) $ 31,967 $   (525)$(119,917)
                    =========  ========  =========  ======== ======== =========
Basic and diluted net
 loss per share of
 common stock          $(9.33)              $(9.54)                      $(7.56)
                       ======               ======                       ======
Basic and diluted average
 common shares
 outstanding           15,869               15,869                       15,869
                       ======               ======                       ======

EXPLORATION ACTIVITIES
     Our exploration activities included drilling nine wells during 2001. These nine exploratory wells resulted in three discoveries.
For a summary of our drilling activities during 2001 and information regarding our oil and gas properties see Items 1. and 2. "Business and Properties" of this Form 10-K.

     In January 2000, we acquired significant exploration rights from both Texaco Exploration and Production Inc., which subsequently became a subsidiary of ChevronTexaco Corp., and Shell Offshore Inc., representing a substantial acreage position in the Gulf of Mexico shelf area. The ChevronTexaco agreement, in substance, represented a large farm-in transaction and required no initial cash investment. In the Shell transaction, we purchased 55 leases for approximately $37.8 million (Note 3). As a result of these transactions and including our existing offshore lease inventory, we currently have exploration rights in 95 leases covering approximately 506,000 gross acres, which we believe is among the largest offshore exploration acreage portfolios held by an independent oil and gas company operating in the shelf area of the Gulf of Mexico.

     The remaining lease exploration rights obtained in both transactions expire over the next several years. They are located in federal and state waters offshore Louisiana and Texas in water depths of 10 to 2,600 feet, with the majority of the leases in water depths of less than 400 feet. Our ownership interests in the remaining leases obtained from Shell range from 33 percent to 100 percent, while the ownership interests we can earn on the remaining ChevronTexaco leases range from 17 percent to 100 percent. The majority of these leases have ownership interests that exceed 50 percent. We will earn varying interests in the ChevronTexaco leases when we drill exploratory wells to specified depths that are capable of producing and commit to install facilities to develop the oil and gas we discover. ChevronTexaco can either elect to retain an approximate 25 percent to 50 percent working interest, or it can elect to retain an overriding royalty interest of approximately 10 percent, convertible at ChevronTexaco's election after payout to a proportionally reduced 25 percent working interest. Shell has retained an 8.3 percent overriding royalty (proportionately reduced to its interest) in the properties it sold to us. Under our agreement with ChevronTexaco, we agreed to commit a total of $110 million for exploration of these leases in four stages ending June 30, 2003. We fulfilled our requirements under the first two stages under the agreement by spending or committing to spend an aggregate minimum of $50 million for exploration of the ChevronTexaco leases by June 30, 2001. We must commit to an additional approximate $14 million to meet the third stage commitment requirements of $80 million by June 30, 2002 (Note 9). For additional information regarding our lease and exploration rights, see Note 3.

     In June 2000, we formed a strategic alliance with Halliburton Company (Halliburton) that combined the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team to assist us in managing our oil and gas activities. Halliburton, through its business units, provides integrated products and services to us at market rates and we use Halliburton's products and services on an exclusive basis to the extent practicable. Under terms of the alliance, Halliburton provided a guarantee for up to $50 million of borrowing availability under terms of revolving credit facility (see below). In January 2002, we restructured these financing arrangements and subsequently repaid and terminated the agreement, as discussed below and in "Capital Resources and Liquidity."

     In February 2002 but effective January 1, 2002, we sold certain interests in various oil and gas properties for $60.0 million. At December 31, 2001, we had borrowed $47.7 million under the Halliburton guarantee, which represented the entire amount then available under the guaranteed credit facility. Under terms of the sales agreement, we repaid all the $47.7 million outstanding under the Halliburton
guaranteed credit facility, which was then terminated.    Halliburton
will continue as our strategic partner; however, they no longer have the option to participate in our future discoveries.

RESULTS OF OPERATIONS
     We have two operating segments: "oil and gas" and "sulphur." The oil and gas segment includes all oil and gas exploration and production operations of MOXY, as well as Freeport Sulphur's oil operations at Main Pass Block 299 (Main Pass), which we have recently agreed to sell in connection with transactions to resolve our sulphur reclamation obligations with the MMS (see "Resolution of Sulphur Reclamation Obligations" located within "Capital Resources and Liquidity" below.) Our sulphur segment includes all of the sulphur operations of Freeport Sulphur. See "Decision to Exit Sulphur Operations" for a discussion of our planned exit from the sulphur business. For additional information on both segments, see Note 10. We generated an operating loss from the year 2001 totaling $146.4 million, including $101.0 million from our oil and gas operations and $41.5 million from our sulphur operations. The oil and gas amounts include $61.8 million in exploration expenses and asset impairment expenses totaling $39.1 million. The sulphur amounts include a $10.8 million charge to write down the value of our sulphur transportation and terminaling assets, a $13.6 million charge to increase the recorded liability for future retiree medical obligations and $10.0 million charge to reduce the carrying value of sulphur inventories to market.

     Summary operating income (loss) data by segment is shown in the table below (in thousands). The results of operations reported and summarized below are not necessarily indicative of our future operating results.

                               Years Ended December 31,
                           -------------------------------
                              2001        2000       1999
                           ---------   ---------   -------
Oil & Gas                  $(100,997)  $   3,465   $  (722)
Sulphur                      (41,505)   (105,725)    4,130
Other                         (3,920)     (2,545)   (3,297)
                           ---------   ---------   -------
 Operating income (loss)   $(146,422)  $(104,805)  $   111
                           =========   =========   =======

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

A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

                                            2001        2000
                                          -------     -------
    Oil and gas revenues - prior year     $58,468     $54,344
    Increase (decrease)
       Price realizations:
          Oil                              (4,008)     10,433
          Gas                                 780      10,114
       Sales volumes:
          Oil                               4,609      (3,216)
          Gas                              10,017     (13,191)
    Plant products revenue                  2,999          -
    Other                                      77         (16)
                                          -------     -------
    Oil and gas revenues - current year   $72,942     $58,468
                                          =======     =======

2001 Compared with 2000
     Our 2001 revenues increased approximately 25 percent over 2000 revenues because of substantially increased production volumes (34 percent over 2000) resulting from the commencement of production from four properties discovered during 2000: Eugene Island Block 97 (Thunderbolt); Eugene Island Block 193 (North Tern Deep); Vermilion Block 196 (Lombardi) and Ship Shoal Block 296 (Raptor) (see "Oil and Gas Properties" located in Items 1. and 2. "Business and Properties" of this Form 10-K). Increased revenues during 2001 also reflect our acquisition of Homestake Sulphur Company LLC's (Homestake) 16.7 percent interest in the Main Pass field in June 2001 (see "Capital Resources and Liquidity" below). Revenues during 2001 were adversely affected by a lower average realization for oil, which decreased by 12 percent to $21.98 per barrel in 2001 from $24.98 per barrel in 2000. The average annual realization for natural gas in 2001 ($3.59 per Mcf) remained relatively unchanged from the average realization in 2000 ($3.52 per Mcf). This small change in annual average realizations does not fully reflect the extreme volatility in natural gas market prices during these periods, which were at record highs during the second half of 2000 but declined sharply throughout 2001.

     Production and delivery costs totaled $35.0 million during 2001 compared with $24.6 million during 2000. The increase reflects the following:

  1) Increased production from the four properties that commenced production in mid-year 2001 (as discussed above).
  2) Well workover costs totaled $6.5 million in 2001 compared with $2.7 million during 2000. During 2001, we performed well workovers at the Vermilion Block 160 field unit and Vermilion Block 160 No. 4 well (BJ-1) and at Eugene Island Blocks 193/208/215.
  3) Increased production costs at Main Pass, resulting from the acquisition of Homestake's 16.7 percent interest in the field and from higher platform and equipment repair and maintenance costs, which totaled $4.9 million during 2001 but was not significant during 2000.

     We follow the unit-of-production method for calculating depreciation and amortization expense on our oil and gas properties. Our depreciation and amortization expense totaled $65.9 million in 2001 compared with $32.4 million during 2000. The increase reflects the substantially higher production volumes achieved during 2001 resulting from the commencement of production from the four properties
discussed above.   Our depreciation and amortization expense during
2001 also includes impairment charges totaling $39.1 million to reduce the asset carrying values of the West Cameron Block 616 ($19.1 million) and West Cameron Block 624 ($4.1 million) fields and the Louisiana State Lease 340 (Mound Point) No. 2 well ($15.9 million) to their respective estimated fair values (see below). During the fourth quarter of 2000, we recorded a $14.0 million impairment charge to reduce the asset carrying value of the West Cameron Block 616 field to its then estimated fair value.

     As further explained in Note 1, accounting rules require that the carrying value of proved oil and gas property costs be assessed for possible impairment under certain circumstances, and reduced to fair value by a charge to earnings if an impairment is deemed to have occurred. Conditions affecting current and estimated future cash flows which could cause such impairment charges to be recorded include, but are not limited to, lower anticipated future oil and gas prices, increased production, development and reclamation costs and downward revisions to previous reserve estimates. As more fully
explained under "Risk Factors" elsewhere in this Form    10-K, a
combination of any or all of these conditions could require impairment charges to be included in future periods' results of operations.

     Our exploration expenses have been substantial because of our expanded exploration activities during the past two years. Our exploration expenses will fluctuate in future periods based on the structure of our arrangements to drill exploratory wells (i.e. whether exploratory costs are financed by other participants or by us), and the number, results, and costs of exploratory drilling projects financed by us and the incurrence of geological and geophysical costs,
including purchases of seismic data.   Summarized exploration expenses
are as follows (in millions):

                                           Years Ended
                                           December 31,
                                       -------------------
                                         2001        2000
                                       -------     -------
    Geological and geophysical,
      Including 3-D seismic purchases  $  15.7     $  22.0
    Dry hole costs                        43.5 a      29.2 b
    Other                                  2.6         2.8
                                       -------     -------
                                       $  61.8     $  54.0
                                       =======     =======

a. Includes nonproductive exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 and Garden Banks Block 272 No. 1 wells. Also includes the nonproductive exploratory well costs associated with the Louisiana State Lease 340 No. 3 and Viosca Knoll Block 863 No. 1 wells and additional plugging and abandonment costs associated with the Vermilion Block 144 No. 3 well.
b. Includes the nonproductive exploratory well costs associated with the State Lease 210 No. 6 (Grass Island Prospect), Green Canyon Block 90 No. 1, Garden Banks Block 580 No. 1 and Vermilion Block 144 No. 3 wells. Also includes the incremental unsuccessful exploratory costs associated with drilling the Eugene Island Block 97 No. 1 well to depths greater than its original successful shallower objective.

2000 Compared with 1999
     Our 2000 revenues increased by 8 percent over 1999 revenues because of substantially higher average realizations for both oil and natural gas than levels realized during 1999. In 2000, our average realizations for gas totaled $3.52 per Mcf and our realizations for oil averaged $24.98 per barrel compared to average realizations of $2.30 per Mcf of gas and $15.92 per barrel of oil during 1999. These increases were largely offset by a reduction in sales volumes during 2000 when compared to 1999. The decreases in sales volumes resulted from production declines at several fields, including a significant decrease in gas production from West Cameron Block 616. Production ceased from the Vermilion Block 159 No. 1 (CJ-1) well during the second quarter of 2000 and the Vermilion Block 160 BJ-1 sidetrack well's production was steadily decreasing until it ceased in early October 2000. The production decreases were partially offset by our successful efforts to re-establish production at Eugene Island Blocks 193/208/215 during the second quarter of 2000.

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

     Depreciation and amortization expense totaled $32.4 million in 2000 compared with $30.6 million during 1999. The increase reflects a $14.0 million charge to reduce the asset carrying value of the West Cameron Block 616 field to its then estimated fair value, partially offset by the decreases in our production volumes discussed above.

       Summarized exploration expenses are as follows (in millions):

                                           Years Ended
                                           December 31,
                                       -------------------
                                         2000        1999
                                       -------     -------
    Geological and geophysical,
      including 3-D seismic purchases  $  22.0     $   4.2
    Dry hole costs                        29.2 a       1.6 b
    Other                                  2.8         0.6
                                       -------     -------
                                       $  54.0     $   6.4
                                       =======     =======

a. Includes the unsuccessful exploratory well costs associated with the State Lease 210 No. 6 (Grass Island Prospect), Green Canyon Block 90 No.1, Garden Banks Block 580 No. 1 and Vermilion Block 144/145 No. 3 wells. Also includes the incremental unsuccessful exploratory costs associated with drilling the Eugene Island Block 97 No. 1 well to depths greater than its original successful shallower objective.
b. Represents unsuccessful exploratory well costs associated with the Vermilion Block 162 No. 5 exploratory well.

     In July 2000, we sold Brazos Blocks A-19 and A-26 for $70 million, $66.5 million net to our interests, resulting in a gain of $40.1 million. In September 2000, we sold Vermilion Block 408 for $6.5 million, $6.2 million net to our interest, resulting in a gain of $3.1 million.

     Our 2000 operating results also include a $23.3 million gain associated with the settlement of our business interruption insurance claim for Brazos Block A-19. We settled this claim with our insurers in December 2000 and had collected approximately $21.0 million of the settlement proceeds as of December 31, 2000. The remainder of the proceeds were collected in the first quarter of 2001.

Sulphur Operations
     We conduct all of our sulphur operations through Freeport
Sulphur. For information on our planned exit from active participation in the sulphur business, see "Decision to Exit Sulphur Operations" below.

     A summary of increases (decreases) in our sulphur revenues between the periods follow (in thousands):

                                      2001          2000
                                    --------      --------
    Sulphur revenues - prior year   $143,309      $189,687
    Increase (decrease)
       Price realizations            (42,929)      (24,799)
       Sales volumes                 (27,777)      (20,799)
       Other                          (1,120)         (780)
                                    --------      --------
    Sulphur revenues - current year $ 71,483      $143,309
                                    ========      ========

2001 Compared with 2000
     Our sulphur revenues decreased by 50 percent during 2001 when compared to 2000. The variance in revenues between the two years reflects a reduction in sales volumes of approximately 20 percent and a decrease in average sulphur realizations of 38 percent. In 2001, our average realization for sulphur sold totaled $33.60 per long ton compared to $53.78 per long ton in 2000. We sold a total of 2.1 million long tons of sulphur in 2001 compared to 2.6 million long tons in 2000. The reduced sales volumes and average realizations for sulphur during 2001 primarily reflect significantly reduced demand because of depressed conditions in the historically cyclical phosphate fertilizer industry, the principal consumer of sulphur. Several large phosphate fertilizer producers implemented production curtailments in late 2000 and early 2001. These curtailments contributed to the decrease in sulphur prices from an average of $64.50 per ton in the fourth quarter of 2000 to an average market price of $27.50 per ton in Tampa, Florida, through the third quarter of 2001, a decrease of 57 percent. The average sulphur market price increased to $32.50 per ton during the fourth quarter of 2001 as demand for sulphur increased as phosphate fertilizer producers partially restored their production levels and increased by an additional $8.00 per ton during the first quarter of 2002 to an average market price of approximately $40.50 per ton. We expect the average market price of sulphur will increase by $4 per ton to approximately $44.50 per ton in the second quarter of 2002.

     Sulphur production and delivery costs totaled $78.1 million during 2001 and $154.4 million during 2000. The production and delivery costs during 2000 included $11.5 million of charges associated with our planned exit from active participation in the sulphur business (see "2000 Compared with 1999" below). The production and delivery costs during 2000 also include $63.0 million of costs associated with the production from the Main Pass sulphur mine, which was closed in August 2000 (see below and "Decision to Exit Sulphur Operations"). The decrease also reflects the reduced volumes sold during the first half of 2001 as a result of the major U.S. phosphate fertilizer producers' production curtailments, including IMC's closure of all its Mississippi River region plants. During the third quarter of 2001 and throughout the remainder of the year, sulphur sales benefited from IMC's decision to resume production from two of its Louisiana plants in July 2001. Our production and delivery costs during 2001 included charges totaling $10.0 million to adjust our sulphur inventory carrying amounts to its net realizable value.
We incurred similar charges totaling $5.2 million to reduce the sulphur inventory carrying costs to its then net realizable value during the first half of 2000.

     Sulphur depreciation expense totaled $15.3 million during 2001 compared with $84.3 million during 2000. The decrease primarily reflects the $79.9 million we recorded in connection with our decisions to close the Main Pass sulphur mine and to our planned exit from active participation in the sulphur business (see "2000 Compared with 1999" below). The decrease was partially offset by a $10.8 million charge we recorded at December 31, 2001, to reduce our sulphur transportation and terminaling assets to their estimated net realizable value (see "Sale of Sulphur Transportation and Terminaling Assets" below).

2000 Compared with 1999
     Our 2000 sulphur revenues decreased approximately 25 percent from 1999 levels, reflecting decreases in both price realizations and sales volumes during 2000. In 2000, our average realization for sulphur sold totaled $53.78 per long ton compared to $63.16 per long ton in 1999. We sold a total of 2.6 million long tons during 2000 compared with 3.0 million long tons sold during 1999, reflecting major phosphate fertilizer companies' production curtailments commencing during the fourth quarter of 1999, and continuing to a varying extent throughout 2000.

     Production and delivery expenses totaled $154.4 million during 2000 and $171.2 million during 1999. The decrease primarily reflects the decreased volumes sold during 2000 substantially offset by the higher production costs at the Main Pass mine through August 2000, which reflect a significant increase in natural gas costs. As a result of our decision to cease production from the Main Pass mine, we recorded a $6.1 million charge during 2000 to writeoff the remaining material and supplies inventory at the mine. In connection with our decision to exit active participation in the sulphur business we recorded anticipated employee-related separation costs of $7.5 million (Note 2), of which $5.4 million is included in production and delivery costs and the remaining $2.1 million is included in general and administrative expenses (see "Other Financial Results" below). Our production and delivery costs during 1999 included a $2.7 million charge to reduce our sulphur inventory carrying cost to its net realizable value and a $1.6 million charge for severance-related costs associated with an early retirement program at Main Pass. These additional costs were partially offset by the receipt of $3.9 million on our business interruption insurance claim resulting from the effects that Hurricane Georges had on our Main Pass production (see "Capital Resources and Liquidity" below).

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

Other Financial Results
     Our general and administrative expenses totaled $20.3 million in 2001, $22.5 million in 2000 and $15.0 million in 1999. The decrease in general and administrative expenses in 2001 from 2000 primarily reflects decreased sulphur-related costs in accordance with our plan to exit from the sulphur business. This decrease was partially offset by costs associated with our increased oil and gas exploration and development activities. We have implemented plans to reduce our general and administrative costs during 2002. As a result of our recent oil and gas property sales, the pending sale of the oil operations at Main Pass, and our planned exit from the sulphur business upon the completion of the sale of our sulphur transportation and terminaling assets, we will have significantly lower operating costs and we will require substantially less administrative and financial services in 2002. Accordingly, we expect our costs under the FM Services contract (Note 4) will be substantially reduced, from $10.6 million in 2001 to an estimated $2.0 million in 2002. The direct general and administrative and overhead costs for both our operating subsidiaries will also be reduced because of the recent sale and pending sales transactions, including the effect of the two Co-Chairmen of our Board agreeing not to receive any cash compensation during 2002 (Note 6).

     The increase in general and administrative expenses during 2000 from 1999 reflects our overall increased exploration activities and the fact that we ceased being reimbursed for a portion of our general and administrative expenses following our purchase of a third party's 47 percent interest in an exploration program in the fourth quarter of 1999. In 1999, we received $2.6 million as reimbursement of general and administrative expense attributable to the exploration program.
In addition, general and administrative expenses increased as a result of the $2.1 million of employee-related separation costs referred to above and from increased legal fees of $0.5 million during 2000 as compared to 1999, resulting primarily from activities associated with our sulphur operations.

     During the fourth quarter of 2001, we incurred increased costs associated with our contractual obligation to reimburse certain former sulphur retirees' medical costs (Note 9). In addition, an updated year-end estimate of these projected future costs was prepared by our external benefit consultants using an increased health care cost trend rate to conform to current expectations. As a result, we accrued $13.6 million to increase the recorded liability for estimated future payments under this contractual obligation. Interest on the obligation totaled $0.8 million in both 2001 and 2000 and $0.9 million in 1999.

     Interest expense, net of capitalized interest, totaled $5.9 million for 2001, $5.8 million for 2000 and $0.7 million for 1999.
The increase in interest expense reflects borrowings on our bank credit facilities beginning in the fourth quarter of 1999. We incurred these borrowings to fund our lease acquisition from Shell, exploration expenditures, a portion of our purchase of the 47 percent interest in our $210 million exploration program (Note 3), purchases of our common stock, sulphur reclamation costs, the settlement of a
sulphur-related obligation (Note 9) and working capital.   We repaid
all of our borrowings outstanding under our oil and gas credit facility in July 2000 upon receipt of the proceeds from the sale of Brazos Blocks A-19 and A-26. We had no borrowings under our oil and gas credit facility at December 31, 2000. At December 31, 2001, amounts outstanding under the oil and gas credit facility totaled $49.7 million, reflecting borrowings used to fund the development of our 2000 discoveries and exploration activities during 2001. Our borrowings outstanding on the sulphur credit facility totaled $55.0 million at December 31, 2001 and $46.0 million at December 31, 2000. The substantially lower interest expense for 1999 reflects the absence of borrowings on our credit facilities until the fourth quarter of 1999, with the primary components of interest expense representing only the commitment fees paid on these facilities. For additional information regarding our credit facilities, including the repayment of the entire amount under our oil and gas credit facility and its subsequent termination, see "Capital Resources and Liquidity" and Note 8.

     Other income totaled $4.3 million in 2001 and $14.1 million in 2000. The nonoperating income during 2001 was primarily generated by the sulphur operations ($3.8 million), including the receipt of the final $3.9 million of proceeds from the 1990 sale of a sulphur
distillation plant.   The nonoperating income during 2000 was also
generated primarily by our sulphur operations ($11.8 million) from the sale of nonoperating assets (see "Decision to Exit Sulphur Operations"). Our oil and gas nonoperating income totaled $0.4 million during 2001 and $2.3 million during 2000. The amount during 2001 reflects the gain on the sale of one lease with the remainder representing interest income. The 2000 amount consisted of gains of $1.4 million from miscellaneous asset sales, with the remainder representing interest income.

     In connection with the decision to exit active participation in our sulphur operations in 2000, we recorded a $34.9 million charge to our deferred tax valuation allowance, which eliminated our net deferred tax asset that related primarily to our sulphur transportation and terminaling business. This determination was based upon updated estimates of projected operating results.

CAPITAL RESOURCES AND LIQUIDITY
Comparison Of Year-To-Year Cash Flows
Operating
    Our operating activities used cash totaling $8.1 million in 2001 and $9.8 million in 2000 and provided cash of $30.8 million in 1999. The change in operating cash flows during 2001 as compared to 2000 can be attributed primarily to the increase in oil and gas revenue, working capital changes and the impact of the improved sulphur operating results over the prior year's results, primarily reflecting the cessation of the sulphur mining operations at Main Pass.
Operating cash flows included mine reclamation expenditures totaling $13.6 million during 2001, $16.9 million during 2000 and $7.4 million in 1999.

    The decrease in operating cash flow during 2000 as compared to 1999 resulted from a use of $37.1 million by our sulphur operations. Our sulphur operations during 2000 were affected by weak sulphur market fundamentals, higher production costs at the Main Pass sulphur mine, reclamation expenditures incurred at our sulphur facilities primarily as a result of our decision to cease our sulphur mining operations (Note 2) and the cash settlement of a sulphur-related obligation (Note 9). The use of cash by the sulphur segment was partially offset by cash flow of $27.3 million from our oil and gas operations. This cash flow reflects positive working capital changes resulting from our substantial exploration drilling and development activities in progress at year-end 2000 and our receipt of approximately $21.0 million through December 31, 2000 from our Brazos Block A-19 insurance settlement. Operating cash flow for 2000 also benefited from our receiving substantially higher average realizations for both oil and natural gas sales, which were partially offset by decreased sales volumes. Operating cash flows from the oil and gas operations also included geological and geophysical and other nondrilling exploration expenditures, which totaled $18.3 million in 2001, $24.8 million in 2000 and $4.8 million in 1999.

Investing
    Net cash used in investing activities totaled $99.5 million in 2001, $6.1 million in 2000 and $37.8 million in 1999. Our exploration and development and other capital expenditures totaled $107.1 million during 2001, which includes the nonproductive exploratory drilling costs associated with five wells (see "Result of Operations" above). Capital expenditures during 2001 also included the development costs associated with our discoveries during 2000, the exploratory well drilling costs and the related completion costs associated with the Eugene Island Block 97 No. 2 and 3 wells, the West Cameron Block 624 No. B-3ST well and the Louisiana State Lease 340 No. 2 well. Other capital expenditures included the costs relating to recompletion operations at West Cameron Block 616, Eugene Island Block 193/208/215, the Vermilion Block 160 field unit and the Eugene Island Block 193 C-1 well. We sold two oil and gas leases during of 2001 for $1.3 million. During the fourth quarter of 2001, our sulphur operation sold one of its two 7500-ton self-propelled barges for $3.0 million, $2.8 million net of selling expenses. Our sulphur operations also sold various other sulphur assets from Main Pass totaling $1.0 million. In June 2001, we received $2.5 million from Homestake Sulphur Company LLC (Homestake) in a transaction associated with Main Pass (see below).

     In June 2001, Freeport Sulphur acquired Homestake's 16.7 percent interest in Main Pass and assumed their estimated $7.1 million portion of the remaining estimated reclamation costs at the Main Pass sulphur mine, and the related sulphur and oil facilities. Our consolidated operating results include this acquired interest subsequent to June 1, 2001.

     Our exploration and development and other capital expenditures totaled $46.2 million during 2000. This total includes capitalized drilling costs of $17.0 million associated primarily with our six exploratory discoveries during 2000 (see "Exploration Activities" above) and $29.2 million of unsuccessful drilling costs charged to expense. During 2000, we expended a total of $39.8 million to purchase oil and gas properties, including $37.8 million for the Shell lease acquisition (see "Exploration Activities" above). We also sold various operating assets during 2000 for a total of $74.7 million, including our interests in Brazos Blocks A-19 and A-26 for $66.5 million and Vermilion Block 408 for $6.2 million. Our sulphur operations provided cash of $5.2 million during 2000 which included the sale of the remaining assets and real estate at the Culberson sulphur mine in west Texas, and the sale of the Grand Isle base (see "Decision to Exit Sulphur Operations" below).

     Oil and gas capital expenditures totaled $17.1 million during 1999. This total included $15.5 million of capitalized drilling costs primarily associated with the development of three properties and Brazos Block A-19 and $1.6 million of unsuccessful drilling costs charged to expense. Sulphur capital expenditures totaled $7.9 million, which included: (1) $4.6 million of capitalized costs associated with drilling replacement wells for those damaged by Hurricane Georges in September 1998; (2) $1.8 million to purchase previously leased sulphur rail cars; and (3) $1.5 million of other capital improvements, primarily for our Galveston terminal.

     Our 1999 investing activities also include our purchase of oil and gas properties for $25.5 million, net of proceeds from the disposition of other oil and gas properties. The most significant of these purchases was our acquisition of a 47 percent interest in an exploration program for approximately $31.9 million (Note 3), after closing adjustments. We had net proceeds of $6.4 million from (1) the sale of additional net revenue interests in the Vermilion Block 160 field unit and the Vermilion Block 159 CJ-1 well; (2) the sale of our approximate 28 percent interest in the Vermilion Block 410 field; and
(3) the sale of our interest in West Cameron Block 492.   During 1999,
we also had proceeds from the sale of sulphur assets, which totaled $11.1 million. We received $10.6 million from the sale and leaseback of our sulphur rail cars and $0.5 million from the sale of a non-essential sulphur-related facility.

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

Financing
     Our financing activities provided cash totaling $59.3 million in 2001, $64.9 million in 2000 and used cash of $10.7 million in 1999. Our financing proceeds during 2001 reflects $49.7 million of net borrowings on our oil and gas credit facility used primarily to fund the development of our 2000 discoveries and our exploration activities. We also received $9.0 million from net borrowings under our sulphur credit facility during 2001 that funded our sulphur operations, including a reduction of working capital. The 2000 activity reflects our equity offering proceeds totaling $50.3 million, partially offset by purchases of shares of our common stock (see below) and deferred financing and other costs. Additionally, our 2000 financing activities include net borrowings by the sulphur operations under its credit facility, which were used to fund its operations and continuing reclamation activities and to terminate a sulphur-related obligation (see Note 9). The 1999 activity primarily reflects our purchase of shares of our common stock on the open market (see below), offset in part by net borrowings on our bank lines of credit and by stock option exercise proceeds.

     In 1999, our Board of Directors authorized an open market share purchase program for up to two million shares of our common stock. In March 2000, the Board authorized the purchase of up to an additional 500,000 shares of our common stock, increasing the total shares authorized under our share purchase program to 2.5 million. Through December 31, 2001, we had purchased 2,244,635 shares of our common stock for $41.6 million, an average of $18.56 per share. We made no share purchases during 2001. The share purchases during 2000 totaled 799,900 shares for $15.2 million, an average of $19.00 per share. Our share purchases during 1999 totaled 1,444,735 shares for $26.5 million, an average of $18.31 per share. The 1999 purchases include one transaction in which we purchased from Phosphate Resource Partners Limited Partnership all 769,535 shares of our common stock they owned for $12.8 million, or $16.64 per share. Currently our existing bank credit facilities prohibit our purchase of McMoRan common stock on the open market. Absent this restriction, our future purchases will be dependent upon many factors, including our cash flows and financial position, the price of our common stock, our operating results, and general economic and market conditions.

     For a discussion of litigation matters see Item 3. "Legal
Proceedings."

Revolving Bank Credit Facilities
Oil and Gas Credit Facility   We had $49.7 million of borrowings
outstanding on our oil and gas revolving bank credit facility at December 31, 2001. At that time the credit facility consisted of two separate components:

* a guaranteed portion representing initial borrowing capacity of up to $50 million ($47.7 million of which was available and drawn as of December 31, 2001); and
* an $11.25 million borrowing base facility. We had $2.0 million outstanding on this portion of the credit facility at December 31, 2001.

     For additional information regarding our oil and gas credit facility as of December 31, 2001 see Note 8.

     In February 2002, we sold certain of our oil and gas properties for $60.0 million. Under terms of the sales agreement, we sold our interests in Vermilion Block 196, Main Pass Blocks 86/97, and 80 percent of our interests in Ship Shoal Block 296. We have retained a reversionary interest in these properties equal to 75 percent of the transferred interests following payout of the $60 million plus a specified annual rate of return. Whether or not payout ultimately occurs will depend upon future production and future market prices of both natural gas and oil, among other factors. Upon closing, we used the proceeds to repay all borrowings outstanding on the oil and gas credit facility ($51.7 million), which then was terminated. We are currently in discussions with certain banks for a new credit facility to be used to fund our working capital requirements.

Sulphur Credit Facility   At December 31, 2001, our borrowings under
the sulphur credit facility totaled $55.0 million. Our current availability under the facility totals $58.5 million and is secured by substantially all the assets of Freeport Sulphur, including its Main Pass oil interest. We and MOXY guarantee this facility and have pledged our equity ownership of MOXY and MOXY has pledged its assets to secure the guarantee.

     The banks involved in the sulphur credit facility have granted us a series of extensions of its maturity (Note 8). Upon entering into the definitive purchase and sales agreement for our sulphur transportation and terminaling assets, the banks extended the facility's maturity from April 3, 2002 to the earlier of the completion of the sale or May 31, 2002. Upon closing of the transaction we will use the available proceeds to repay borrowings under the sulphur credit facility; we expect to have approximately $8 million of borrowings outstanding under the sulphur credit facility after closing the transactions and funding certain working capital items. We have reached an agreement with our sulphur credit facility banks to extend the maturity of the remaining borrowings on the sulphur facility from May 31, 2002 to no later than September 30, 2002, subject to satisfaction of certain conditions.

Debt, Contractual Obligations and Commitments
Our debt maturities as of December 31, 2001, together with the effects of certain transactions either completed subsequent to December 31, 2001 or still pending, are discussed above and in Notes 8 and 11. As discussed therein, the $49.7 million outstanding under our oil and gas credit facility at December 31, 2001 was repaid in February 2002.
Additionally, the $55.0 million of borrowings outstanding under our sulphur credit facility at December 31, 2001 will mature upon the earlier of the completion of the sale of our sulphur transportation and terminaling assets or May 31, 2002. We expect to repay all but approximately $8.0 million of the outstanding amount on this basis, and have reached agreement with our sulphur bank credit facility group to repay this remaining amount no later than September 30, 2002, subject to satisfaction of certain conditions.

     In addition to our outstanding debt, as further described in Note
9, Freeport Sulphur is currently obligated to make minimum annual contractual payments under long-term contracts and operating leases, substantially all of which are associated with leases of a marine tanker and rail cars used in its sulphur transportation services. A substantial majority of these obligations are expected either to be assumed by the sulphur services joint venture or by IMC.
The remaining minimum annual payments would total $7.2 million, with $1.7 million to be paid in 2002, $0.5 million in 2003, $1.1 million in 2004, $0.6 million in 2005 and 2006 and $2.7 million thereafter.
Freeport Sulphur's recorded contractual obligation to reimburse certain former sulphur retirees' medical costs of $22.9 million discussed in Note 9 is expected to require payments currently estimated to total $1.3 million in 2002, $1.4 million in 2003 and 2004, $2.9 million in 2005, $3.0 million in 2006 and $39.2 million thereafter, before considering the present value effect of the timing of these payments. We expect to fund these other long-term contractual obligations with operating cash flows, future financing transactions and asset sales as necessary.

DECISION TO EXIT SULPHUR OPERATIONS
Until mid-2000, our sulphur segment consisted of two principal operations, sulphur mining and sulphur services. During 2000, low sulphur prices and high natural gas prices, a significant element of cost in sulphur mining, caused our Main Pass sulphur mining operations to be uneconomical. As a result, in July 2000, we announced our plan
to exit our sulphur business.   On August 31, 2000 we ceased our
sulphur mining operations at Main Pass.

     Our sulphur services consist of two principal components, the purchase and resale of recovered sulphur and our sulphur handling operations. We purchase and resell sulphur recovered as a by-product of refining sour crude oil and processing natural gas that contains hydrogen sulfide. Our sulphur handling system is the largest in the United States.

Sale Of Sulphur Transportation And Terminaling Assets
In February 2001, we entered into a letter of intent with Savage Industries Inc. (Savage) to form a joint venture to own and operate our sulphur transportation and terminaling business. As proposed, both parties would have owned a 50 percent interest in the joint venture, Savage would have been the operator and we would have sold our sulphur transportation and terminaling assets to the new joint venture and used the resulting proceeds to repay our sulphur credit facility debt. Subsequent to entering into this letter of intent and throughout the remainder of 2001 and into 2002, we negotiated long-term agreements with a group of major U.S. oil refiners and natural gas processors that would provide transportation and terminaling services and market access for their by-product sulphur production. By early 2002, we had completed agreements representing approximately 60 percent of the initial estimated revenues of the proposed joint venture.

     On March 29, 2002, following a period of negotiations among IMC, Savage and us, we entered into a definitive agreement to sell, subject to certain conditions (see "Risk Factors"), our sulphur transportation and terminaling assets to Gulf Sulphur Services LTD, LLP, a new sulphur services joint venture to be owned by IMC and Savage. IMC and Savage have agreed to contribute capital to the joint venture and are taking steps to secure additional financing to purchase the sulphur transportation and terminaling assets from us. Also, in connection with this proposed transaction, we entered into an agreement with IMC that would settle all our disputes with IMC and its subsidiaries with respect to our existing long-term sulphur supply contract with IMC (see Item. 3 "Legal Proceedings"). In these transactions, we have agreed to indemnification obligations with respect to the sulphur assets to be sold to the joint venture, including certain environmental issues, and with respect to the historical sulphur operations engaged in by us and our predecessor companies. In addition, we agreed that, upon closing of the transactions, we will assume, and indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC. See "Risk Factors."

     We expect to receive gross cash proceeds totaling $58 million upon the completion of the transactions, which we expect to no later than occur in May 31, 2002. We will use proceeds from the sale after payment of certain working capital items and transactions costs to repay borrowings outstanding under the sulphur credit facility. We currently estimate that our payments will reduce the credit facility to approximately $8 million. We have reached an agreement to repay the remaining amounts outstanding by September 30, 2002, subject to satisfaction of certain conditions. See "Revolving Bank Credit Facilities" in Items 7. and 7A. of this Form 10-K.

     We recorded a $10.8 million charge in our year-end 2001 financial statements to reduce the carrying values of the sulphur transportation and terminaling assets to their estimated fair value (see "Results of Operations" in Items 7. and 7A. of this Form 10-K). We do not anticipate the sale of the sulphur transportation and terminaling assets will result in a material gain or loss during 2002. We will sell our liquid sulphur inventory separately either to IMC or third parties. We will retain the Port Sulphur, Louisiana terminal, which is being marketed for sale.

MMS Bonding Requirement Settlement
We have completed initial reclamation activities at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. We incurred reclamation costs totaling $9.8 million in 2001 and $13.7 million in 2000 associated with the completion of these initial reclamation activities. We have recently entered into contractual agreements with a third party to dismantle and remove the remaining Main Pass and Caminada sulphur facilities (see "Resolution of Sulphur Reclamation Obligations" below).

     In July 2001, the Minerals Management Service (MMS), which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties, informed us that they were considering requiring us or Freeport Sulphur either to post a bond of approximately $35 million or to enter into other funding arrangements acceptable to the MMS, relative to reclamation of the Main Pass sulphur mine and related facilities and the Main Pass oil production facilities. In October 2001, Freeport Sulphur entered into a trust agreement with the MMS to provide financial assurances meeting the MMS requirements by February 3, 2002. Under terms of the agreement, we provided a non-cash financial assurance of $10 million to the MMS by the February 3, 2002 deadline. The remaining financial assurance requirements were expected to be fulfilled by a combination of a surety bond and additional non-cash financial assurances or otherwise through cash deposits made by Freeport Sulphur over a five-year period. The MMS extended the date to comply with the terms of this trust agreement until June 27, 2002. We expect that all of our sulphur reclamation obligation matters will be resolved by the extension date. See "Resolution of Sulphur Reclamation Obligations" below.

Resolution Of Sulphur Reclamation Obligations
During February and March of 2002, Freeport Sulphur and Offshore Specialty Fabricators Inc. (OSFI) entered into definitive contractual agreements for the removal and dismantlement of all remaining Main Pass and Caminada sulphur facilities. OSFI will perform all reclamation activities for both of these mines, with work having commenced at Caminada in March 2002 and expected to be completed during the second quarter of 2002. OSFI expects to commence at Main Pass within 30 days thereafter. Fifty percent of the contract cost for the Caminada mine reclamation will be paid by the original lease holder, which has a contractual obligation for this share of such costs. For its share of the total reclamation costs for both Main Pass and Caminada, Freeport Sulphur will convey to OSFI title to certain assets that were part of our initial reclamation activities at Main Pass including the living quarters, a marine vessel previously used to service the Main Pass sulphur mining operations and dock facilities in Venice, Louisiana.

     In connection with our transactions with OSFI, we entered into an agreement to sell the Main Pass oil operations, which is scheduled to close in May 2002. The proceeds from this sale will be released to OSFI as the sulphur reclamation activities are completed. The purchaser will assume the approximate $10 million of future Main Pass oil reclamation obligations pursuant to their purchase of the oil lease and related facilities.

     OSFI will also receive any initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations and potentially for other business services in support of the offshore petroleum industry, including potentially the storage of crude oil and natural gas. We are in negotiations to establish, and are seeking final regulatory approval from MMS for, this new business enterprise's non-hazardous oilfield waste disposal operations. If this business enterprise is successfully established, we would receive a negotiated share of the revenues or profits of the enterprise, which would be operated by another company.

     Upon the sale of the Main Pass oil lease and the completion of the reclamation activities at the Caminada mine, we believe that our future sulphur bonding issues with the MMS will be effectively resolved. We expect that these matters will be finalized prior to the June 27, 2002 extension deadline of the MMS trust agreement.

     We expect to record a gain of approximately $40 million during 2002 in connection with the above transactions.

Other Sulphur Matters
Because of significantly negative market and operating conditions, as well as our plan to exit active participation in the sulphur business, our 2000 results included noncash charges totaling $86.0 million to adjust our sulphur segment assets and liabilities to their estimated fair values. These noncash charges included $20.1 million to write off the remaining book value of the Main Pass sulphur mine; $25.2 million for the writedown of the book value of other mining-related assets, including specialized marine equipment used in handling mined sulphur ($19.1 million) and material and supplies inventory ($6.1 million), to their estimated recoverable values; and $40.7 million for remaining unaccrued estimated mine reclamation costs resulting from our decision to cease sulphur mining operations. Additional estimated charges of $7.5 million, including employee-related costs, were included as a components of our production and delivery costs ($5.4 million) and general and administrative expenses ($2.1 million) in 2000.

     In the third quarter of 2000, we terminated a sulphur-related obligation assumed in our 1995 purchase of certain sulphur transportation and terminaling assets by paying $6.0 million and placing $3.5 million in an escrow account to fund assumed environmental liabilities associated the acquired assets. We have assumed these liabilities and believe the escrowed amount is sufficient to fund any future related costs. The restricted escrowed cash is considered a long-term asset and is recorded in "Other assets" on the balance sheet at December 31, 2001 and 2000.

    During 2000 we completed the reclamation of the Culberson mine, which ceased production on June 30, 1999. During the first half of 2000, we recorded gains of $2.4 million from sale of various assets at the Culberson mine. In the fourth quarter of 2000, we sold all of our remaining interests in the mine and its related assets for approximately $3.5 million, which resulted in a $3.2 million gain. Also during the fourth quarter of 2000, we sold the Grand Isle base, which was previously used for offshore logistics support for our sulphur operations, for $1.2 million, recognizing a gain for the same amount. In November 2000, we were informed by the U.S. State Department of a $5.0 million partial settlement of our $8.9 million claim resulting from the sale of a sulphur distillation plant in 1990. We recorded $4.9 million as a receivable at December 31, 2000, with the entire amount being collected by January 5, 2001. We received the remaining $3.9 million of proceeds associated with this claim in early March 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Management's Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions. The more significant of these estimates are discussed in Note 1, "Use of Estimates." The following describes the effects of those estimates we consider to be the most critical on the accounting policies disclosed in Note 1.

  * Our recorded reclamation and environmental obligations are based on engineering estimates of the related costs to be incurred for the reclamation work required by current environmental and other regulations. These estimates are by their nature imprecise and can be expected to be revised over time because of a number of factors, including changes in reclamation plans, governmental regulations, technology and inflation.
  * Depreciation and amortization of our recorded proved oil and gas property costs are based on estimates of proved oil and gas reserve quantities. Impairment assessments of those same costs are based on estimates of future cash flows relating to estimated proved and risk-adjusted probable reserve quantities. The accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions, such as (1) historical production from the area compared with production from other producing areas, (2) assumptions concerning future oil and gas prices, future operating and development costs, workover, remedial and abandonment costs, severance and excise taxes, and (3) the assumed effects of government regulation. All of these factors and assumptions are difficult to predict and may vary considerably from actual results. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon varying interpretations of the same available data. Also, estimates of proved reserves for wells with limited or no production history are less reliable than those based on actual production history. Subsequent evaluation of the same reserves may result in variations, which may be substantial, in our estimated reserves. As a result, all reserve estimates are inherently imprecise.
  * Our sulphur transportation and terminaling assets are recorded in our financial statements at their estimated net realizable values. Such realizable values are largely based on estimated future cash flows, which in turn are based on numerous factors and assumptions, including those relating to future revenue and operating cost levels, environmental and other governmental regulations, technology and inflation.
  * Our recorded obligations for postretirement and other employee benefits, including our contractual obligation to reimburse IMC for a portion of their postretirement medical benefit costs relating to certain former retired sulphur employees discussed in Note 6, are based on numerous estimates of future health care cost trends, retired employees' life expectancy and other factors.

     See Note 1 for information regarding recent accounting pronouncements.

DISCLOSURES ABOUT MARKET RISKS
     Our revenues are derived from the sale of crude oil, natural gas and sulphur. Our results of operations and cash flow can vary significantly with fluctuations in the market prices of these commodities. Based on projected annual sales volumes from both existing producing properties and those expected to produce later in 2002, a change of $0.10 per mcf in the average prices realized on natural gas sales would have an approximate $0.8 million net impact on both revenues and net income (loss). A $1 per barrel change in the average realization of oil sold would have an approximate $0.6 million net impact on revenues and an approximate $0.5 million impact on net income (loss). As a result of our decision to cease production of sulphur at Main Pass in August 2000, all of our sulphur sales since that time have consisted of recovered sulphur. Generally, the margins realized on recovered sulphur do not fluctuate with changes in sulphur market prices. Pursuant to our sales agreement with IMC and Savage (see "Sale of Sulphur Transportation and Terminaling Assets" above), our sulphur operations will terminate by no later than May 31, 2002.

     Our credit facility has a variable interest rate, which exposes us to interest rate risk. At the present time we do not hedge our exposure to fluctuations in interest rates. We repaid all our oil and gas borrowings in February 2002 (Note 11). Our sulphur-related debt must be substantially repaid by May 31, 2002, with any remaining borrowings outstanding due to mature by September 30, 2002, subject to the satisfaction of certain conditions. Based on the $55 million of borrowing outstanding under our sulphur credit facility at December 31, 2001, an interest rate change of 100 basis points would have an approximate $0.6 million annualized impact on our 2002 net income
(loss).

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

    As discussed in "Decision to Exit Sulphur Operations" above, we have fully accrued the remaining estimated costs to restore our sulphur mines and related facilities. As of December 31, 2001, our remaining accrual for these costs totaled $63.9 million, $7.5 million of which was contractually subject to reimbursement by a third party. As a result of the transactions (see "Resolution of Sulphur Reclamation Obligations" above), our future sulphur reclamation obligations will be reduced by approximately $46.0 million and we have also assigned OSFI our $7.5 million third party receivable.

     Estimated future expenditures to restore our oil and gas properties and related facilities to a condition that we believe would comply with environmental and other regulations are currently accrued over the life of the properties (see Note 1). The total estimated abandonment cost for the Main Pass oil operations is $10.4 million, of which $9.0 million was accrued at December 31, 2001. In connection with the OSFI transactions, we have entered into an agreement to sell Main Pass oil and the purchaser will be responsible for its future reclamation costs. At December 31, 2001, the total estimated abandonment costs accrued for our other oil and gas properties totaled $9.2 million, with an estimated of $5.3 million remaining to be accrued.

     As discussed above, in connection with our anticipated sale of our sulphur transportation and terminaling assets, we have agreed to be responsible for any historical environmental obligations relating to those assets and we agreed to indemnification obligations with respect to the historical sulphur operations engaged in by us and our predecessor companies. In addition, we agreed that, upon closing of the transactions, we will assume, and indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC.

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

CAUTIONARY STATEMENT
     Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contain forward-looking statements. All statements other than statements of historical fact included in this report, including, without limitation, statements, plans and objectives of our management for future operations and our exploration and development activities are forward-looking statements. Factors that may cause our future performance to differ from that projected in the forward-looking statements are described in more detail under "Risk Factors" in Items
1. and 2. "Business and Properties" located elsewhere in this Annual Report on Form 10-K.
                      __________________________





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

James R. Moffett     Richard C. Adkerson       Nancy D. Parmelee
Co-Chairman of       Co-Chairman of            Senior Vice President,
the Board            the Board, President      Chief Financial
                     and Chief Executive       Officer and Secretary
                     Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF McMoRan EXPLORATION CO.:

     We have audited the accompanying consolidated balance sheets of McMoRan Exploration Co. (a Delaware Corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flow and changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McMoRan Exploration Co. as of December 31, 2001 and 2000 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 11 to the financial statements, the Company has significant debt maturities and other obligations due in 2002 and it must obtain additional capital to fund these obligations and its oil and gas exploration activities. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                        Arthur Andersen LLP
New Orleans, Louisiana
April 16, 2002



                        McMoRan EXPLORATION CO.
                      CONSOLIDATED BALANCE SHEETS

                                                 December 31,
                                            ---------------------
                                               2001        2000
                                            ---------   ---------
                                               (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                   $     500   $  48,906
Accounts receivable:
   Customers                                   11,150      21,300
   Joint interest partners                      5,197       8,215
   Other                                        3,896       8,022
Inventories:
   Product                                      2,028      10,871
   Materials and supplies                         100         312
Prepaid expenses                                1,958         354
                                            ---------   ---------
   Total current assets                        24,829      97,980
Property, plant and equipment, net (Note 5)    98,519     116,231
Sulphur business assets, net (Note 2)          54,607      72,977
Other assets, including restricted cash
   of $3.5 million at December 31, 2001
   and 2000 (Notes 5 and 9)                    11,731      12,136
                                            ---------   ---------
Total assets                                $ 189,686   $ 299,324
                                            =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                            $  32,772   $  39,249
Accrued liabilities                            22,499      45,933
Borrowings outstanding on sulphur credit
   facility                                    55,000      46,000
Current portion of oil and gas credit
   facility                                     2,000          -
Current portion of accrued sulphur
   reclamation costs                               -       15,548
Current portion of accrued oil and gas
   reclamation costs                              398          -
Other                                             305       1,274
                                            ---------   ---------
   Total current liabilities                  112,974     148,004
Accrued oil and gas reclamation costs          18,278      15,980
Accrued sulphur reclamation costs              63,876      53,639
Long-term borrowings outstanding on oil
   and gas credit facility                     47,657          -
Other long-term liabilities (Note 5)           34,673      22,524
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock, par value $0.01,
   50,000,000 shares authorized and unissued       -           -
Common stock, par value $0.01,
   150,000,000 shares authorized,
   18,194,139 shares and 18,138,875 shares
   issued and outstanding, respectively           182         181
Capital in excess of par value of common
   stock                                      302,454     301,343
Accumulated deficit                          (347,811)   (199,750)
Common stock held in treasury, 2,295,900
   shares, at cost                            (42,597)    (42,597)
                                            ---------   ---------
                                              (87,772)     59,177
                                            ---------   ---------
Total liabilities and stockholders'
   equity (deficit)                         $ 189,686   $ 299,324
                                            =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                        McMoRan EXPLORATION CO.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Years Ended December 31,
                               -----------------------------------
                                  2001         2000        1999
                               ---------    ---------    ---------
                                    (In Thousands, Except Per
                                         Share Amounts)
Revenues                       $ 144,425    $ 201,777    $ 244,031
Costs and expenses:
Production and delivery costs    113,152      178,993      187,649
Depreciation and amortization
  expense                         81,137      116,755       37,059
Exploration expenses              61,831       53,975        6,411
General and administrative
  expenses                        20,346       22,487       15,007
Postretirement health and
  welfare costs (Note 9)          14,381          835          899
Gain on sale of oil and gas
  properties                         -        (43,212)      (3,105)
Insurance settlement gain            -        (23,251)         -
                               ---------    ---------    ---------
     Total costs and expenses    290,847      306,582      243,920
                               ---------    ---------    ---------
Operating income (loss)         (146,422)    (104,805)         111
Interest expense, net             (5,903)      (5,827)        (679)
Other income, net                  4,272       14,066          748
                               ---------    ---------    ---------
Income (loss) from operations   (148,053)     (96,566)         180
  before provision for income
  taxes
Provision for income taxes            (8)     (34,942)         (71)
                               ---------    ---------    ---------
Net income (loss)              $(148,061)   $(131,508)   $     109
                               =========    =========    =========

Net income (loss) per share of
  common stock:
     Basic                        $(9.33)      $(8.88)       $0.01
                                  ======       ======        =====
     Diluted                      $(9.33)      $(8.88)       $0.01
                                  ======       ======        =====

Average common shares
  outstanding:
     Basic                        15,869       14,806       13,385
                                  ======       ======       ======
     Diluted                      15,869       14,806       13,651
                                  ======       ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

                        McMoRan EXPLORATION CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOW

                                             Years Ended December 31,
                                        --------------------------------
                                           2001        2000       1999
                                        ---------   ---------   --------
                                               (In Thousands)
Cash flow from operating activities:
Net income (loss)                       $(148,061)  $(131,508)  $    109
Adjustments to reconcile net income
  (loss) to net cash
  provided by (used in) operating
  activities:
  Depreciation and amortization            81,137     116,755     37,059
  Exploration drilling and related
    expenditures                           43,510      29,175      1,635
  Noncash sulphur inventory write-down
    (Note 2)                                9,974      11,305         -
  Non cash charge to increase IMC
    postretirement plan   contractual
    liability                              14,381         835        899
  Gain on the sale of sulphur assets         (562)     (6,644)        -
  Gain on sale of oil and gas
    properties (Note 13)                       -      (43,212)    (3,105)
  Change in deferred tax asset                 -       34,942         -
  Employee-related charges to exit
    sulphur operations (Note 2)                -        7,500         -
Changes in assets and liabilities:
    Reclamation and mine shutdown
      expenditures                        (13,580)    (16,892)    (7,351)
    Settlement of sulphur-related
      obligation (Note 9)                      -       (6,000)        -
    Other                                    (582)     (5,036)    (3,155)
(Increase) decrease in working capital:
    Accounts receivable                    19,494     (12,382)     2,244
    Accounts payable and accrued
      liabilities                         (11,483)     18,365      6,691
    Inventories and prepaid expenses       (2,354)     (7,049)    (4,274)
                                        ---------   ---------   --------
Net cash (used in) provided by
  operating activities                     (8,126)     (9,846)    30,752
                                        ---------   ---------   --------
Cash flow from investing activities:
Exploration, development and other
  capital expenditures                   (107,092)    (46,216)   (25,071)
Proceeds from assuming Homestake's 16.7
  percent interest in Main Pass             2,500          -          -
Purchase of oil and gas interests              -      (39,793)   (35,030)
Proceeds from disposition of oil and
  gas assets                                1,291      74,719      9,509
Proceeds from disposition of sulphur
  property, plant and equipment             3,752       5,155     11,059
Other                                          -           -       1,692
                                        ---------   ---------   --------
Net cash used in investing activities     (99,549)     (6,135)   (37,841)
                                        ---------   ---------   --------

Cash flow from financing activities:
Net borrowings on oil and gas credit
  facility                                 49,657          -          -
Net borrowings on sulphur credit
  facility                                  9,000      32,000     14,000
Net proceeds from equity offering              -       50,274         -
Purchases of McMoRan common stock              -      (15,282)   (26,367)
Other                                         612      (2,105)     1,640
                                        ---------   ---------   --------
Net cash provided by (used in)
  financing activities                     59,269      64,887    (10,727)
                                        ---------   ---------   --------
Net (decrease) increase in cash and
  cash equivalents                        (48,406)     48,906    (17,816)
Cash and cash equivalents at beginning
  of year                                  48,906          -      17,816
                                        ---------   ---------   --------
Cash and cash equivalents at end of
  year                                  $     500   $  48,906   $     -
                                        =========   =========   ========

Interest paid                           $   6,973   $   6,546   $    783
                                        =========   =========   ========
Income taxes paid                       $       8   $      -    $     12
                                        =========   =========   ========

The accompanying notes, which include information in Notes 2, 3, 7, 8 and 10 regarding noncash transactions, are an integral part of these consolidated financial statements.

                        McMoRan EXPLORATION CO.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 (In thousands, except share amounts)

                                            Years Ended December 31,
                                      -----------------------------------
                                         2001          2000        1999
                                      ---------     ---------    --------
Preferred stock:
Balance at beginning and end of year  $      -      $      -     $     -
                                      ---------     ---------    --------

Common stock:
Balance at beginning of year
 representing 18,138,875 shares in
 2001, 14,229,904 shares in 2000 and
 14,080,033 shares in 1999                  181           142         141
Exercised stock options representing
 3,724 shares in 2001, 73,239 shares
 in 2000 and 121,666 shares in 1999          -              1           1
Shares issued to CLK (Note 9)
 representing 51,540 shares in 2001,
 35,732 shares in 2000 and 28,206
 shares in 1999                               1            -           -
Shares issued on equity offering
 representing 3,800,000 shares (at
 $14.00 per share)                           -             38          -
                                      ---------     ---------    --------
Balance at end of year representing
 18,194,139 shares in 2001, 18,138,875
 shares in 2000 and 142,229,904 shares
 in 1999                                    182           181         142
                                      ---------     ---------    --------

Capital Excess for Par Value:
Balance at beginning of year            301,343       249,625     247,010
Exercised stock options and other           612           982       2,115
Shares issued to CLK                        499           500         500
Shares issued in equity offering             -         50,236          -
                                      ---------     ---------    --------
Balance at end of year                  302,454       301,343     249,625
                                      ---------     ---------    --------

Accumulated Deficit:
Balance at beginning of year           (199,750)      (68,243)    (68,351)
Net income (loss)                      (148,061)     (131,508)        109
                                      ---------     ---------    --------
Balance at end of year                 (347,811)     (199,750)    (68,242)
                                      ---------     ---------    --------

Accumulated other comprehensive loss:
Balance at beginning of year                 -             -           -
Other comprehensive loss:
 Cumulative effect of changes in
 accounting for derivatives                (492)           -           -
Change in unrealized derivatives'
 fair value                                (177)           -           -
Reclass to earnings                         669            -           -
                                      ---------     ---------    --------
Balance at end of year                       -             -           -
                                      ---------     ---------    --------

Common Stock Held in Treasury:
Balance at beginning of year
 representing 2,295,900 shares in 2001
 and 1,444,735 shares in 2000           (42,597)      (26,454)         -
Shares purchased representing 799,900
 shares in 2000 and 1,444,735 shares
 in 1999                                     -        (15,196)    (26,454)
Tender of 51,265 shares in 2000 to
 exercise McMoRan stock options              -           (947)         -
                                      ---------     ---------    --------
Balance at end of year representing     (42,597)      (42,597)    (26,454)
 2,295,900 shares in 2001 and 2000 and
 1,444,735 shares in 1999
                                      ---------     ---------    --------
Total stockholders' equity (deficit)  $ (87,772)    $  59,177    $155,071
                                      =========     =========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                        McMoRan EXPLORATION CO.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Background. McMoRan Exploration Co. (McMoRan), a Delaware Corporation, became a publicly traded entity in November 1998, when McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Sulphur Inc. (Freeport Sulphur) combined their respective operations (the Merger). In the Merger, Freeport Sulphur's shareholders received 0.625 McMoRan common shares for each Freeport Sulphur outstanding common share or a total of 5.5 million McMoRan common shares, while MOXY's shareholders received 0.20 McMoRan common shares for each MOXY outstanding common share, or a total of 8.6 million McMoRan common shares. The Merger was reflected in McMoRan financial statements using the purchase method of accounting with MOXY as the acquiring entity. The assets acquired and liabilities assumed from Freeport Sulphur were recorded at estimated fair values based on cash flow models and independent appraisals.

Basis of Consolidation. The consolidated financial statements of McMoRan include the accounts of those subsidiaries where McMoRan has more than 50 percent of the voting rights, and for which the right to participate in significant management decisions is not shared with other shareholders. McMoRan consolidates its wholly owned MOXY and Freeport Sulphur subsidiaries and reflects its investment in FM Services Company using the equity method (Note 4). Investments in joint ventures and partnerships in which McMoRan owns an undivided interest in the underlying assets are proportionally consolidated in the accompanying financial statements. All significant intercompany transactions have been eliminated.

Basis of Presentation. McMoRan's financial statements are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 11, McMoRan faces significant liquidity issues in 2002 as a result of adverse business conditions with its sulphur operations and significant nonproductive exploratory drilling costs during 2001 and 2000. Management's plans to address these matters, which involve inherent uncertainties and conditions beyond the control of McMoRan, are also discussed in Note 11. The accompanying financial statements have been prepared on the basis that McMoRan will continue as a going concern and do not include any adjustments that might result from the outcome of such uncertainties.

Subsequent Events. McMoRan has entered into significant transactions subsequent to December 31, 2001 that will have a material impact on its future financial condition and results of operations (Note 11).

Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2001 presentation.

Use of Estimates. The preparation of McMoRan's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. The more significant estimates include useful lives for depreciation and amortization, reclamation and environmental obligations, the carrying value of assets held for sale or disposal, postretirement and other employee benefits, valuation allowances for deferred tax assets, and estimates of proved oil and gas reserves and related future cash flows. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents
(excluding restricted cash, see Note 9).

Inventories. Inventories are stated at the lower of average cost or market. McMoRan was required to reduce its sulphur product inventory carrying costs to its then current net realizable value on two separate occasions during both 2001 and 2000. These charges, recorded as a component of production and delivery costs, totaled $10.0 million during 2001 and $5.2 million in 2000. McMoRan also charged $6.1 million of sulphur material and supplies inventory to expense when it decided to cease mining operations at Main Pass in June 2000 (Note 2).

Property, Plant and Equipment.
Oil and Gas. McMoRan follows the successful efforts method of accounting for its oil and gas exploration and development activities. Geological and geophysical costs and costs of retaining unproved properties are charged to expense as incurred and are included as a reduction in operating cash flow in the accompanying statements of cash flow. Costs of exploratory wells are capitalized pending determination of whether they have discovered proved reserves. If proved reserves are not discovered the related drilling costs are expensed. Acquisition costs of leases and development activities are also capitalized. Other exploration costs are charged to expense as incurred. Depreciation and amortization are determined on a field-by-field basis using the unit-of-production method based on estimated proved and proved developed reserves associated with each field.
Gains or losses are included in earnings when properties are sold and there are no related substantial future obligations retained.

     Interest expense allocable to certain unevaluated leasehold costs and in progress exploration and development projects is capitalized until the assets are ready for their intended use. McMoRan capitalized a total of $1.5 million of interest expense during 2001. McMoRan had no capitalized interest during either 2000 or 1999.

Sulphur. McMoRan's sulphur property, plant and equipment are carried at the lower of cost or estimated net realizable value of the assets. On June 30, 2000, McMoRan recorded charges totaling $20.1 million to write off its asset carrying values for the Main Pass Block 299 (Main
Pass) sulphur mine and certain related facilities to reflect the decision to cease sulphur mine production. Certain other sulphur mining-related assets were reduced by $19.1 million to their estimated net realizable values in anticipation of their being sold (Note 2). Through the first quarter of 2002, McMoRan's sulphur transportation logistic and marketing assets (transportation and terminaling) had been depreciated on a straight-line basis over an estimated 30 years for terminals and 5 to 15 years for machinery, equipment and certain transportation assets. During the fourth quarter of 2001, McMoRan recorded a $10.8 million charge to reduce its sulphur transportation and terminaling assets to their estimated net realizable values (Note
11).

Other. Other property, plant and equipment are carried at cost less salvage value and are depreciated on a straight-line basis over their estimated remaining useful lives.

Asset Impairment. Costs for unproved oil and gas properties are assessed periodically, and a loss is recognized if the properties are deemed impaired. When events or circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows from the property, a reduction of the carrying amount to fair value is required. Measurement of the impairment loss is based on the estimated fair value of the asset, which McMoRan generally determines using estimated undiscounted future cash flows from the property, adjusted to present value using an interest rate considered appropriate for the asset. Future cash flow estimates for McMoRan's oil and gas properties are measured on a field-by-field basis and include future estimates of proved and risk-assessed probable reserves, oil and gas prices, production rates and operating, development and reclamation costs based on operating budget forecasts. Assumptions underlying future cash flow estimates are subject to various risks and uncertainties.

     In the fourth quarter of 2000, because of a reduction of West Cameron Block 616's estimated oil and gas reserves, the net book value of this field exceeded the related estimated future undiscounted cash flows. Accordingly, a $14.0 million charge to depreciation and amortization expense was recognized that reduced this property's net book value to its then estimated fair value.

     At December 31, 2001, McMoRan's estimated undiscounted cash flows associated with its West Cameron Block 616 and West Cameron Block 624 fields were less than the related net book values of the respective properties. Accordingly, McMoRan recorded a $23.2 million charge to depreciation and amortization expense that reduced the net book values of the West Cameron Block 616 field by $19.1 million and the West Cameron Block 624 field by $4.1 million, to their estimated fair
values.   In addition, McMoRan recorded a $15.9 million charge to
depreciation and amortization expense to impair the carrying amount for the Louisiana State Lease 340 No. 2 well.

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

    Effective January 1, 2001, McMoRan adopted Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 did not significantly impact McMoRan's 2001 financial statements.

    McMoRan's use of financial contracts to manage risks has been limited. McMoRan's only contracts during 2001 involved forward sales contracts for oil produced at Main Pass, which were entered into considering the required level of production costs at the field. During 2001 and 2000, McMoRan settled forward sales contracts covering
0.1 million barrels of oil at a cost of $0.7 million and 0.3 million
barrels of oil at a cost of $2.8 million, respectively.   These costs
reduced McMoRan's oil revenues for each of these periods. McMoRan currently has no forward oil sales contracts or other derivative contracts.

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

     McMoRan's estimated future expenditures to restore its oil and gas properties and related facilities to a condition that it believes complies with environmental and other regulations are accrued over the life of the properties using the unit-of-production method based on estimated proved reserves. These future expenditures are estimated based on current costs, laws and regulations. At December 31, 2001, McMoRan had $18.7 million in accrued oil and gas reclamation costs, including $9.0 million for its Main Pass oil facilities (Note 11).

     Effective June 30, 2000, McMoRan initiated a plan to exit active participation in the sulphur business and specifically to cease production from its sulphur mining operations (Note 2). Accordingly, McMoRan recorded charges totaling $40.7 million during 2000 to accrue all remaining estimated reclamation costs related to its Main Pass sulphur mine and its related facilities. At December 31, 2001, McMoRan had $63.9 million in accrued sulphur reclamation costs. McMoRan's future sulphur reclamation expenditures are partially offset by a $7.5 million receivable, included in "Other assets," representing a third party reimbursement obligation relating to McMoRan's Caminada sulphur mine. See Note 11 for information regarding the resolution of the Main Pass reclamation obligations, and the commencement of reclamation activities at the Caminada mine.

     Reclamation cost estimates are by their nature imprecise and can be expected to be revised over time because of a number of factors, including changes in reclamation plans, cost estimates, governmental regulations, technology and inflation.

Share Purchase Program. In 1999, McMoRan's Board of Directors authorized an open market share purchase program for up to two million shares of its common stock. In March 2000, the Board authorized the purchase of up to an additional 500,000 shares of its common stock, increasing the total shares authorized under the share purchase program to 2.5 million. In 1999 as part of McMoRan's open market share purchase program, McMoRan purchased all of the shares owned by Phosphate Resource Partners Limited Partnership (Phosphate Resource Partners) for $12.8 million or $16.64 per share. As of December 31, 2001, McMoRan had purchased 2,244,635 shares of its common stock at an average cost of $18.56 per share. McMoRan did not purchase any shares of its common stock during 2001.

Earnings Per Share. Basic net income (loss) per share was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the years presented. Diluted net income (loss) per share was calculated by dividing net income by the weighted-average number of common shares outstanding during the years presented plus the net effect of outstanding dilutive options, which represented approximately 266,000 shares of common stock during 1999. Stock options representing approximately 126,000 shares of common stock in 2001 and 96,000 shares of common stock in 2000 were considered anti-dilutive because of these years' net losses and were excluded from the diluted net loss per share calculation.

    Outstanding stock options to purchase approximately 1,318,000 shares of common stock at an average exercise price of $17.44 per share in 2001, 1,274,000 shares of common stock at an average exercise price of $19.74 per share in 2000, and 472,000 shares of common stock at an average exercise price of $22.15 per share in 1999, were excluded from the diluted net income (loss) per share calculation because their exercise prices were greater than the average market price of McMoRan's common shares for the years presented.

New Accounting Standards. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, McMoRan will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. McMoRan has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but it has not completed this analysis or determined when it will adopt the new rules.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also supersedes certain aspects of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain asset dispositions previously not qualifying for discontinued operations treatment may now be required to be presented in this manner. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. McMoRan will be required to present its sulphur operations as discontinued operations effective January 1, 2002. McMoRan has not yet determined what effect, if any, this statement will have on its financial statements for its remaining oil and gas operations.

2.  SULPHUR OPERATIONS
In November 1998, McMoRan acquired Freeport Sulphur, a business engaged in the purchasing, transporting, terminaling, processing, and marketing of recovered sulphur and the production of related oil reserves. Prior to August 31, 2000, Freeport Sulphur was also engaged
in mining of sulphur.   The purchase price ($109.1 million) was based
on the market value of Freeport Sulphur's stock at the time the Merger was announced plus related transaction costs.

Decision To Exit Sulphur Business And Proposed Sulphur Joint Venture In July 2000, McMoRan undertook a plan to exit its sulphur mining operations and to sell its remaining sulphur transportation and terminaling assets. The Main Pass sulphur mine ceased production on August 31, 2000. In connection with the decision to exit active participation in its sulphur operations in 2000, McMoRan recorded a $34.9 million noncash charge to its deferred tax valuation allowance, which eliminated its net deferred tax asset related primarily to its sulphur transportation and terminaling business.

     McMoRan recorded noncash charges totaling $86.0 million during 2000 to adjust its sulphur assets and liabilities to their estimated fair values. These charges include $20.1 million to write off the remaining book value of the Main Pass sulphur mine; $25.2 million to reduce the book value of the mining-related assets, including certain specialized marine equipment used in handling mined sulphur ($19.1 million) and materials and supplies inventory ($6.1 million), to their estimated recoverable values; and $40.7 million to record the remaining unaccrued estimated mine reclamation costs. All of the above noncash charges were charged to depreciation and amortization expense, except the $6.1 million reduction of materials and supplies inventory, which was recorded as production and delivery costs.

     Also in 2000, McMoRan recorded a $7.5 million employee-related charge associated with its planned exit from active participation in sulphur operations. McMoRan included $5.4 million of the anticipated employee-related separation costs in production and delivery costs and the remaining $2.1 million in general and administrative expenses. This accrual included $4.7 million of employee termination charges and $2.8 million resulting from curtailments of McMoRan's retirement and post-retirement health and welfare pension plans. At December 31, 2001 the remaining liabiality totaled $4.4 million and was included in accrued liabilities. McMoRan anticipates the payment of the remaining employee-related costs will occur during the first half of 2002 upon the sale of its sulphur transportation and terminaling assets (Note
11).

     In February 2001, McMoRan entered into a letter of intent with Savage Industries Inc. to form a joint venture which would own and operate the assets comprising the sulphur transportation and terminaling business of Freeport Sulphur. As proposed, both parties would have owned a 50 percent interest in the joint venture, Savage would have been its operator and Freeport Sulphur would have sold its transportation and terminaling assets to the joint venture and used the resulting proceeds to repay its borrowing under the sulphur credit facility (Note 8). Subsequent to entering into this letter of intent with Savage and throughout the remainder of 2001 and early 2002, McMoRan and Savage negotiated long-term agreements, representing approximately 60 percent on the initial joint venture sulphur and handling activities, with major U.S. oil refiners and natural gas processors to provide them with sulphur transportation and terminaling services and market access for their sulphur by-product production through Freeport Sulphur's long-term sulphur supply contract with IMC.

     In March 2002, McMoRan entered into a definitive agreement to sell its sulphur transportation and terminaling assets to a newly formed sulphur services joint venture, in which McMoRan will not own any interest (Note 11).

     Following is a summary of the net book value of McMoRan's sulphur assets (in thousands):

                                              December 31,
                                         ---------------------
                                           2001          2000
                                         --------     --------
    Transportation and terminaling a     $ 52,296     $ 70,018
    Other assets held for sale b            2,311        2,959
                                         --------     --------
    Total sulphur business assets        $ 54,607     $ 72,977
                                         ========     ========

a. Includes assets to be sold pursuant to a definitive sales agreement signed in March 2002. The assets at December 31, 2000 included goodwill of $11.4 million, net of accumulated amortization of $0.7 million. McMoRan wrote off the remaining $10.8 million of goodwill at December 31, 2001 to reduce its sulphur transportation and terminaling assets to their estimated fair value. See Note 11 for information regarding the expected sale of McMoRan's sulphur transportation and terminaling assets.
b. Includes certain marine equipment previously used in handling mined sulphur, the Port Sulphur, Louisiana, terminal and other miscellaneous assets. See Note 11 for information regarding the planned disposition of certain assets subsequent to year-end 2001.

Main Pass
In June 2001, Homestake transferred its sulphur and oil interests in Main Pass to Freeport Sulphur. Freeport Sulphur received $2.5 million in cash and Homestake's 16.7 percent interest in the Main Pass oil assets and sulphur mine in return for assuming Homestake's remaining future Main Pass reclamation obligations associated with the related facilities, estimated to total $7.1 million at the time of the
acquistion.   McMoRan accounted for the transaction as a purchase and
began consolidating this acquired 16.7 percent interest in Main Pass in its financial statements beginning June 1, 2001. McMoRan recorded no gain or loss on the transaction.

     During 2001 Freeport Sulphur pursued discussions with offshore oil and gas producers, gas storage and transportation companies, oil and gas service companies and other energy related companies about projects involving various alternative commercial uses of the Main Pass facilities. Freeport Sulphur negotiated an agreement with a third party to engage in commercial brine production and the storage of non-hazardous oil field wastes at Main Pass. Commercial brine production commenced in the first quarter of 2001, while the non-hazardous oil field waste storage operations are currently pending final regulatory approval by the Minerals Management Service (MMS). This agreement has been terminated.

    In March 2002, McMoRan entered into an agreement to sell its Main Pass oil lease and related facilities (Note 11).

MMS Bonding Requirement Settlement
In July 2001, the MMS, which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties, informed McMoRan and Freeport Sulphur that they were considering requiring them either to post a bond of approximately $35 million or to enter into other funding arrangements acceptable to the MMS, relative to reclamation of the Main Pass sulphur mine and related facilities and the Main Pass oil production facilities. In October 2001, Freeport Sulphur entered into a trust agreement with the MMS to provide financial assurances meeting the MMS requirements by February 3, 2002. Under terms of the agreement, McMoRan provided a non-cash financial assurance of $10 million to the MMS by the February 3, 2002 deadline. The remaining financial assurance requirements were expected to be fulfilled by a combination of a surety bond and additional non-cash financial assurances or otherwise through cash deposits made by Freeport Sulphur over a five-year period. The MMS extended the date to comply with the terms of this trust agreement until June 27, 2002. Freeport Sulphur has entered into transactions that are expected to resolve its sulphur reclamation obligations with MMS by the extension date (Note 11).

     Additionally, the MMS has granted a waiver of its supplemental bonding requirements relating to the abandonment obligations associated with the federal offshore leases owned by MOXY.

Other
During 2000, McMoRan sold its remaining Culberson sulphur mine assets for $3.5 million and its Grande Isle base facility, previously used for offshore logistical support of its sulphur operations, for $1.2 million, resulting in recognition of gains totaling $4.4 million.

     As a result of terminating production at Main Pass, certain sulphur reclamation and mine shutdown costs were incurred on an accelerated basis. McMoRan incurred $10.7 million of Main Pass reclamation costs during 2001 and a total of $16.3 million of sulphur reclamation costs during 2000, including $13.7 million for the Main Pass mine and related facilities during the second half of 2000.

3.  EXPLORATION PROGRAM AND ACQUISITIONS OF EXPLORATION ACREAGE
In 1997, McMoRan formed an aggregate $210 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore on the Gulf of Mexico continental shelf and onshore in the Gulf Coast region (the Exploration Program) with Freeport-McMoRan Resource Partners, Limited Partnership, now Phosphate Resource Partners, and an individual investor (see Note 4). In November 1999, McMoRan purchased Phosphate Resource Partners' 47 percent interest in the Exploration Program for $31.9 million, net of transaction costs. Subsequent to the transaction, McMoRan owned a 95 percent interest in the Exploration Program, with the individual investor owning the remaining five percent. The Exploration Program achieved the $210 million program expenditure limit during 2001 and was terminated; however the program continued on a prospect-by-prospect basis, contingent upon the election of the individual investor to participate.

     Effective January 1, 2000, McMoRan acquired from Texaco Exploration and Production Inc. (Texaco), now a subsidiary of ChevronTexaco Corp., the right to explore and earn assignments of operating rights in 89 unexplored oil and gas properties. The properties covered about 391,000 gross acres and are located in water depths ranging from 10 to 2,600 feet in federal and state waters offshore Louisiana and Texas. McMoRan must incur or commit to incur $110 million of exploration expenditures on these properties by June 30, 2003, with minimum spending requirements during the interim (Note
9).

     On January 14, 2000, McMoRan purchased from Shell Offshore Inc. (Shell), a wholly owned subsidiary of Royal Dutch Petroleum Co., Shell's interest in 55 exploration leases for $37.8 million after transaction costs and purchase adjustments. The leases covered approximately 260,000 gross acres and are located in varying water depths of up to a maximum of approximately 2,000 feet in the offshore Louisiana area. McMoRan funded the purchase with borrowings under its revolving bank credit facilities (Note 8).

4.  TRANSACTIONS WITH AFFILIATES
Management Services. FM Services Company (FM Services), owned 50 percent by McMoRan, provides certain administrative, financial and other services on a cost-reimbursement basis under a management services agreement. These service costs, which include related overhead, totaled $10.6 million in 2001, $12.1 million in 2000 and
$9.9 million in 1999.   Management believes these costs do not differ
materially from the costs that would have been incurred had the relevant personnel providing the services been employed directly by McMoRan. These costs are expected to decrease in 2002 because of recent completed and currently pending asset sales transactions, together with the effects of the two Co-Chairmen of McMoRan's Board of Directors agreeing not to receive any cash compensation during 2002 (Note 6).

Program Participant. Effective December 15, 1997, Mr. Gerald J. Ford, an individual investor elected to McMoRan's Board of Directors in January 1998, became an individual participant in the Exploration Program (Note 3). Through December 31, 2001, Mr. Ford has paid $13.6 million for his proportionate share of the exploration and related development costs incurred under terms of the Exploration Program.

5. PROPERTY, PLANT AND EQUIPMENT, OTHER ASSETS AND OTHER LIABILITIES The components of net property, plant and equipment follow (in thousands):

                                              December 31,
                                        ----------------------
                                           2001         2000
                                        ---------    ---------
    Oil and gas property, plant and     $ 233,103    $ 186,897
      equipment (Note 12)
    Other                                     585          585
                                        ---------    ---------
                                          233,688      187,482
    Accumulated depreciation             (135,169)     (71,251)
                                        ---------    ---------
    Property, plant and equipment, net  $  98,519    $ 116,231
                                        =========    =========


The components of other assets follow (in thousands):

                                              December 31,
                                          ------------------
                                            2001       2000
                                          -------    -------
    Long-term receivable (Notes 1 and 11) $ 7,486    $ 7,317
    Restricted cash (Note 9)                3,500      3,500
    Deferred financing fees (Note 11)         495      1,094
    Other                                     250        225
                                          -------    -------
                                          $11,731    $12,136
                                          =======    =======

     The components of other long-term liabilities follow (in thousands):

                                             December 31,
                                          ------------------
                                            2001      2000
                                          -------    -------
    Retiree medical liability             $ 3,881    $ 3,923
    Accrued workers compensation and
     group insurance                        3,523      3,598
    IMC Global Inc. postretirement
     medical benefits obligation (Note 9)  19,922      8,788
    Sulphur-related environmental
     liability (Note 9)                     3,500      3,500
    Defined benefit pension plan
     liability                              1,885      1,982
    Nonqualified pension plan
     liability                                542        113
    Deferred revenues, compensation
     and other                              1,420        620
                                          -------    -------
                                          $34,673    $22,524
                                          =======    =======

6.  EMPLOYEE BENEFITS
Stock Options. Prior to the Merger, both MOXY and Freeport Sulphur had outstanding nonqualified stock options and MOXY had outstanding stock appreciation rights (collectively, stock-based awards) previously granted under certain MOXY and Freeport Sulphur benefit plans. Pursuant to the Merger, all outstanding stock-based awards were cancelled and replaced with McMoRan stock options granted under the McMoRan Adjusted Stock Award Plan (McMoRan Adjusted Plan).

     The McMoRan Adjusted Plan issued stock options on the same basis as the McMoRan common shares that were distributed to the former MOXY and Freeport Sulphur shareholders upon consummation of the Merger (Note 1). Accordingly, for each MOXY and Freeport Sulphur stock-based award outstanding at the Merger date, McMoRan stock options were granted in amounts and with exercise prices equal to the previous MOXY and Freeport Sulphur awards, as adjusted to reflect the Merger. In early 1999, an investor group's beneficial ownership of McMoRan common stock increased to a level that exceeded the 20 percent threshold that triggers acceleration of the vesting periods under the provisions of the McMoRan Adjusted Plan. As a result, all options issued under the McMoRan Adjusted Plan became fully exercisable.

     In May 2001, the McMoRan shareholders approved the McMoRan 2001 Stock Incentive Plan (the 2001 Plan). At December 31, 2001, the 2001 Plan has authorized and available for grant options representing 1,250,000 McMoRan common shares. In May 2000, the McMoRan shareholders approved the McMoRan 2000 stock option plan (the 2000
Plan). The 2000 Plan is authorized to grant options representing up to 600,000 McMoRan common shares. In 1998, the MOXY and Freeport Sulphur shareholders approved the McMoRan 1998 Stock Option Plan (the 1998 Plan) in connection with the Merger. The 1998 Plan is authorized to grant options representing up to 775,000 McMoRan common shares. McMoRan also adopted the McMoRan 1998 Stock Option Plan for Non-Employee Directors (the Director Plan), authorizing McMoRan to grant directors options to purchase up to 75,000 McMoRan common shares. Generally, under each of these plans stock options granted are exercisable in 25 percent annual increments beginning one year from the date of grant and will expire 10 years after the date of grant. Options to purchase approximately 1.4 million McMoRan common shares were available for grant as of December 31, 2001, including options representing 1.3 million shares under the 2001 Plan, 31,375 shares under the 2000 Plan, 19,500 shares under the 1998 Plan, and 58,000 shares under the Director Plan.

     A summary of stock options outstanding follows:

                    2001                2000               1999
            -----------------   ------------------  -----------------
              Number   Average    Number    Average   Number   Average
               of      Option      of       Option      of     Option
             Options    Price    Options     Price   Options    Price
            ---------  ------   ---------   ------  ---------  ------
Beginning
 of year    1,901,952  $17.42   1,891,113   $17.06  1,501,884  $16.82
Granted       648,000   16.06     165,750    19.16    646,000   17.49
Exercised      (3,724)  13.21     (73,239)   13.05   (121,666)  16.16
Expired/
 forfeited    (97,826)  17.33     (81,672)   16.54   (135,105)  17.21
            ---------           ---------           ---------
End of year 2,448,402   17.07   1,901,952    17.42  1,891,113   17.06
            =========           =========           =========

     Summary information of all stock options outstanding at December 31, 2001 follows:

                      Options Outstanding         Options Exercisable
                  -----------------------------  --------------------
                             Weighted   Weighted             Weighted
   Range of                   Average    Average              Average
   Exercise         Number   Remaining   Option    Number     Option
    Prices        of Options   Life       Price  Of Options    Price
----------------  ---------  ---------  -------  ----------  --------
$10.56 to $15.78    660,970  5.5 years   $12.79    466,095    $12.34

$16.28 to $22.14  1,732,732  6.1 years    18.44    946,106     19.22

$25.31               54,700  6.1 years    25.31     54,700     25.31
                  ---------                      ---------
                  2,448,402                      1,466,901
                  =========                      =========

     In connection with McMoRan's efforts to reduce its 2002 administrative and overhead expenses, in early 2002 the Co-Chairmen of McMoRan's Board of Directors agreed to forgo all cash compensation during 2002 in exchange for special stock option grants. On January 28, 2002, a total of 575,000 immediately exercisable stock options were granted in this regard having a term of ten years and an exercise price of $14.00 per share.

     McMoRan has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for McMoRan's stock option grants. Had compensation cost for McMoRan's stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, McMoRan's proforma SFAS 123 results would have increased its net loss by $2.3 million ($0.14 per share) to $150.4 million ($9.48 per share) in 2001 and by $1.9 million ($0.13 per share) to $133.4 million ($9.01 per share) in 2000 and reduced its net income by $8.7 million ($0.64 per share) to a net loss of $8.6 million ($0.63 per share) in 1999. The proforma 1999 results include approximately $8.0 million of compensation associated with the accelerated vesting of options granted under the McMoRan Adjusted Plan (see above). For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option-pricing model. The weighted average fair value for stock option grants was $11.38 per option in 2001, $11.50 per option in 2000 and $10.00 per option in 1999. The weighted average assumptions used include a risk-free interest rate of 5.3 percent in 2001, 6.7 percent in 2000 and 5.6 percent in 1999, with expected volatility of 55 percent in 2001, 35 percent in 2000 and 34 percent in 1999 and expected lives of 10 years. The pro forma effects on net income (loss) are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation, the timing of option grants and the effect of the accelerated vesting in 1999. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied

Pension Plans and Other Benefits. Prior to the Merger, McMoRan's defined benefit plan assets and liabilities and related costs were immaterial because of McMoRan's limited number of employees. In connection with the Merger, McMoRan merged its plan with Freeport Sulphur's defined benefit pension plan. During 2000, McMoRan decided to terminate its defined benefit pension plan covering substantially all its employees and replace this plan with a defined contribution plan, as further discussed below. All participants' account balances in the defined benefit plan were fully vested on June 30, 2000 and interest credits will continue to accrue under the plan until the assets are finally liquidated. The final distribution will occur once approval is obtained from the Internal Revenue Service and the Pension Benefit Guaranty Corporation. McMoRan also provides certain health care and life insurance benefits (Other Benefits) to retired employees. In connection with early retirement programs implemented during 2000, McMoRan increased its benefit obligation by approximately $1.0 million for special termination benefits granted to retiring employees. McMoRan recognized a $1.5 million curtailment loss for its Other Benefits as a result of the substantial reduction in its workforce following its decision to exit active participation in its sulphur operations. McMoRan has the right to modify or terminate these benefits. McMoRan also has a contractual obligation to reimburse IMC for a portion of IMC's postretirement benefit costs relating to certain former retired sulphur employees (Note 9). Information on the McMoRan plans follows (dollars in thousands):

                               Pension Benefits       Other Benefits
                            ---------------------   -----------------
                               2001        2000       2001      2000
                            ---------    --------   -------   -------
Change in benefit obligation:
Benefit obligation at the   $ (12,309)   $(12,552)  $(4,602)  $(1,750)
  beginning of year
Service cost                      -          (329)      (62)      (87)
Interest cost                   (433)        (879)     (335)     (189)
Plan amendments                  244          -         -         -
Curtailment loss                 -         (1,300)      -      (1,495)
Special termination benefits     -         (1,000)      -        (158)
Actuarial losses                 -         (2,132)   (1,429)   (1,081)
Participant contributions        -            -        (109)      -
Benefits paid                    955        5,883       556       158
                            --------     --------   -------   -------
Benefit obligation at end of
  year                       (11,543)     (12,309)   (5,981)   (4,602)
                            --------     --------   -------   -------

Change in plan assets:
Fair value of plan assets at
 beginning of year            10,327       15,635       -         -
Actual return on plan assets     286          575       -         -
Employer/participant
 contributions                   -            -         556       158
Benefits paid                   (955)      (5,883)     (556)     (158)
                            --------     --------   -------   -------
Fair value of plan assets at
end of year                    9,658       10,327       -         -
                            --------     --------   -------   -------

Funded status                 (1,885)      (1,982)   (5,981)   (4,602)
Unrecognized net actuarial
 (gain) loss                     -            -       2,089       667
Unrecognized prior service
 cost                            -            -          11        12
                            --------     --------   -------   -------
Accrued benefit cost        $ (1,885)    $ (1,982)  $(3,881)  $(3,923)
                            ========     ========   =======   =======

Weighted-average assumptions
 (percent):
Discount rate                  n/a a       n/a a       7.25      7.50
Expected return on plan
 assets                        n/a a       n/a a         -         -
Rate of compensation
 increase                      n/a a       n/a a         -         -


a. As discussed above, McMoRan decided to terminate its defined benefit pension plan, resulting in a $1.3 million curtailment loss, and ceased accruing benefits on June 30, 2000.

     The initial health care cost trend rate used for the other benefits was 11 percent in 2001, decreasing ratably annually until reaching 5.0 percent in 2008. A one-percentage-point increase or decrease in assumed health care cost trend rates would not have a significant impact on service or interest costs. The components of net periodic benefit cost for McMoRan's plans follow (in thousands):

                               Pension Benefits           Other Benefits
                           2001     2000      1999    2001     2000     1999
                          -----   -------   -------   ----    ------    ----
Service cost              $  -    $   329   $   782   $ 62    $   87    $104
Interest cost               433       879       783    335       189     128
Curtailment loss             -      1,300        -      -      1,540      -
Special termination
 benefits                    -         -         -      -        158      -
Expected return on
 plan assets               (286)   (1,124)   (1,339)    -         -       -
Amortization of prior
 service costs               -         -         -       1         5       5
Recognition of net
 actuarial loss              -         -         -       7        -       -
                          -----   -------   -------   ----    ------    ----
Net periodic benefit
 cost                     $ 147   $ 1,384   $   226   $405    $1,979    $237
                          =====   =======   =======   ====    ======    ====

     McMoRan has an employee savings plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 20 percent of their pre-tax compensation, subject to limitations prescribed by the Internal Revenue Code, which were $10,000 for 1999 and $10,500 for both 2000 and 2001. McMoRan matches 100 percent of the first 5 percent of the employees' contribution, with such matching amounts vesting after three years of service. As a result of McMoRan's decision to terminate its defined benefit pension plan effective July 1, 2000, McMoRan fully vested all active Section 401(k) savings plan participants on June 30, 2000. Subsequently, all new plan participants will vest in McMoRan's matching contributions upon three years of service with McMoRan. Additionally, McMoRan established a defined contribution plan for substantially all its employees. Under this plan McMoRan contributes amounts to individual employee accounts totaling either 4 percent or 10 percent of each employee's pay, depending on a combination of each employee's age and years of service with McMoRan. McMoRan charged $0.6 million in 2001, $0.8 million in 2000 and $0.7 million in 1999 to operations for the
Section 401(k) savings plan and the new defined contribution plan. Additionally, McMoRan has other employee benefit plans, certain of which are related to McMoRan's performance, which costs are recognized currently in general and administrative expense.

7.  INCOME TAXES
McMoRan accounts for income taxes pursuant to SFAS 109, "Accounting for Income Taxes." In 1998, McMoRan recorded a $35.0 million net deferred tax asset upon the acquisition of Freeport Sulphur's assets. As a result of McMoRan's decision to exit active participation in its sulphur business and after evaluating projected results from operations, during 2000 McMoRan concluded that a full valuation allowance was required for its net deferred tax asset resulting in a charge to income tax expense of $34.9 million (Note 2). McMoRan has $187.8 million of net deferred tax assets as of December 31, 2001, resulting from net operating loss carryfowards and other temporary differences related to McMoRan's activities. McMoRan has provided a valuation allowance, which includes approximately $52 million associated with McMoRan's sulphur operations, for the full amount of these net deferred tax assets. The components of McMoRan's net deferred tax asset at December 31, 2001 and 2000 follow (in thousands):

                                            December 31,
                                        -------------------
                                          2001       2000
                                        --------   --------
Net operating loss carryforwards
 (expire 2006-2020)                     $ 85,434   $ 54,489
Property, plant and equipment             56,725     42,898
Reclamation and shutdown reserves         27,124     32,887
Deferred compensation, postretirement
 and pension benefits and accrued
 liabilities                              11,631      8,217
Other                                      6,895        767
Less valuation allowance                (187,809)  (139,258)
                                        --------   --------
   Net deferred tax asset               $    -     $    -
                                        ========   ========

    McMoRan recognized no income tax provision or benefit prior to 1999. McMoRan's income tax provision during 2001 totaled $8,000 consisting of state income taxes. McMoRan's income tax provision totaled $71,000 in 1999, which included state income taxes of $12,000 and deferred federal income taxes of $59,000.

     Reconciliations of the differences between income taxes computed at the federal statutory tax rate and the income taxes recorded follow (dollars in thousands):

                            2001              2000              1999
                      ----------------  -----------------  ----------------
                      Amount   Percent   Amount   Percent   Amount  Percent
                      -------  -------  --------  -------  -------  -------
Income taxes
  computed at
  the federal
  statutory income
  tax rate            $51,821     35%   $ 33,798     35%    $ (63)    (35)%
Change in valuation
  allowance           (48,551)   (35)    (68,740)   (71)     (525)   (291)
State taxes and
  other                (3,278)    -           -      -        517     287
                      -------    ---    --------    ----    -----    ----
Income tax
  provision           $    (8)    - %   $(34,942)   (36)%   $ (71)    (39)%
                      =======    ===    ========    ====    =====    ====

8.  CREDIT FACILITIES

                                        December 31,
                                      2001       2000
                                    --------   --------
                                      (In Thousands)
Freeport Sulphur credit
 facility, average rate
 7.4% in 2001 and 7.8% in 2000      $ 55,000   $ 46,000
MOXY credit facility, average
 rate 3.6% in 2001 and 8.3% in 2000   49,657         -
Less: current portion                (57,000)   (46,000)
                                    --------   --------
Long-term borrowing on oil and
 gas credit facility                $ 47,657   $     -
                                    ========   ========

     In June 2000, McMoRan consummated an agreement with Halliburton Company to form a strategic alliance that combines the skills, technologies and resources of both companies' personnel and technical consultants into an integrated team to manage McMoRan's oil and gas activities. Halliburton has provided products and services to McMoRan at market rates and McMoRan has used Halliburton's products and services on an exclusive basis to the extent practicable. Halliburton also had the right, which has now expired as described below, to elect to participate in McMoRan's future development opportunities by providing a portion of the exploration and development costs of each prospect in which it elects to participate.

     Halliburton provided a guarantee that initially provided up to $50 million of borrowings available to MOXY under its revolving oil and gas credit facility. The amount of this availability was reduced to $47.7 million in April 2001, when Halliburton elected to participate in McMoRan's North Tern Deep prospect at Eugene Island Block 193.

     In January 2002, McMoRan agreed to sell certain of its oil and gas properties and used the related proceeds to repay the $47.7 million of borrowings outstanding under the guaranteed portion of its oil and gas credit facility and to terminate the Halliburton guarantee (Note 11).

     McMoRan also had an additional $11.25 million of borrowing capacity under a separate portion of its oil and gas credit facility that was determined and secured by an oil and gas reserve borrowing base. At December 31, 2001, McMoRan's borrowings outstanding under this portion of the oil and gas credit facility totaled $2.0 million. This portion of the facility was repaid and terminated in February 2002 (Note 11). Accordingly, all borrowings ($2.0 million) under this portion of the facility were classified as a current liability at December 31, 2001.

              In addition to the oil and gas credit facility discussed above, McMoRan has a variable rate revolving credit facility available to Freeport Sulphur. In August 2000, Freeport Sulphur amended this facility to provide $64.5 million of credit. The amended facility is secured by substantially all of the assets of Freeport Sulphur, including its Main Pass oil interests. McMoRan also provides a guarantee of this facility and has pledged its equity ownership of MOXY to secure the guarantee and MOXY has pledged its assets as additional security. The facility has been amended to reduce availability to $58.5 million and extend its maturity. The facility is currently scheduled to mature upon the earlier of the completion of the sale of the sulphur transportation and terminaling assets or May 31, 2002 (Note 11).

9.  COMMITMENTS AND CONTINGENCIES
Commitments. Effective January 1, 2000, McMoRan entered into an agreement with Texaco that committed it to expend $110 million on exploration by June 30, 2003 (see Note 3). Under the terms of the agreement McMoRan has exceeded the requirement to commit to spend an aggregate $50.0 million through June 30, 2001. As of December 31, 2001, McMoRan has incurred approximately $65 million of exploration expenditures under the agreement. McMoRan is required to spend, or otherwise commit to spend, an additional $44 million under the agreement, $14 million through June 30, 2002 and an additional $30 million by June 30, 2003. If McMoRan does not meet this commitment schedule it would be subject to a penalty payment of 25 percent of the remaining unexpended and uncommitted minimum amount for the applicable period.

     McMoRan has a contract with CLK Company L.L.C. (CLK), an independently owned company, to provide geological and geophysical services to McMoRan on an exclusive basis. The contract has provided for an annual retainer fee of $2.5 million ($0.5 million of the annual fee is paid in McMoRan common stock, recorded at fair market value at the time issued), plus certain expenses and a 3 percent overriding royalty interest in prospects accepted by McMoRan. Costs of services provided by CLK totaled $3.4 million in 2001, $3.1 million in 2000 and $2.7 million in 1999. Effective January 1, 2002, the cost of the CLK annual retainer fee has been reduced to $2.0 million with $1.0 million of the annual fee paid in McMoRan common stock recorded at fair value at the time issued.

Long-term Contracts and Operating Leases. As discussed in Note 11, McMoRan has an agreement to sell its sulphur transportation and terminaling assets to a newly formed sulphur services joint venture, which will assume a substantial majority of its non-cancelable long-term contracts and operating leases. Substantially all of these operating lease payments are associated with McMoRan's lease of an additional tanker to enhance its sulphur marine transportation services and the leasing of its previously owned sulphur rail cars. McMoRan's long-term commitments, excluding the commitments expected to be assigned to the joint venture or subleased to IMC, totaled $7.2 million as of December 31, 2001, with $1.7 million in 2002, $0.5 million in 2003, $1.1 million in 2004, $0.6 million in 2005 and 2006 and $2.7 million thereafter. McMoRan's total minimum annual contractual charges aggregate $118.7 million, with $18.2 million in 2002, $15.8 million in 2003, $15.3 million in 2004, $14.4 million in
2005, $14.4 million in 2006 and $40.6 million thereafter.

Other Liabilities. Freeport Sulphur has a liability to IMC Global Inc. for a portion of IMC Global's postretirement benefits costs relating to certain retired employees of Freeport Sulphur. As a result of a significant increase in costs incurred under this obligation during the fourth quarter of 2001, McMoRan had its external benefit consultant update the year-end 2001 estimate of the related future costs using an initial health care cost trend rate of 11 percent decreasing ratably to 5 percent over a six-year period and a discount rate of 7.5 percent. Accordingly, McMoRan accrued $13.6 million at December 31, 2001 to increase the recorded liability to $22.4 million, including $2.5 million in current liabilities. Future changes to this estimate, resulting from changes in assumptions or actual results varying from projected results will be recorded in earnings.

     During 2000, Freeport Sulphur negotiated a termination of a sulphur-related obligation assumed in its 1995 purchase of certain sulphur transportation and terminaling assets by paying $6.0 million and placing $3.5 million in an escrow account to fund certain assumed environmental liabilities associated with the acquired sulphur assets. The restricted escrowed funds, which approximate McMoRan's estimate of the assumed environmental liabilities, is classified as a long-term asset and recorded in "Other assets" in the accompanying balance sheets.

Litigation. Freeport Sulphur's sulphur supply agreement with IMC-Agrico Company, now known as IMC Phosphate Company (IMC), requires good faith renegotiation of the pricing provisions if a party can establish that fundamental changes in IMC's operations or the sulphur and sulphur transportation markets invalidate certain assumptions and result in the performance by that party becoming "commercially impracticable" or "grossly inequitable." In the fourth quarter of 1998, IMC attempted to invoke this contract provision in an effort to renegotiate the pricing terms of the agreement. After careful review of the agreement, IMC's operations and the referenced markets, Freeport Sulphur determined that there is no basis for renegotiation of the pricing provisions of the agreement. After discussions failed to resolve this dispute, Freeport Sulphur filed suit against IMC seeking a judicial declaration that no basis exists under the agreement for a renegotiation of its pricing terms. IMC has alleged that Freeport Sulphur's suspension of sulphur production at Main Pass and Freeport Sulphur's proposed sale of its sulphur transportation assets constitute a statement of intent to breach Freeport Sulphur's obligations under the agreement.

     On July 25, 2000, IMC filed a supplemental demand alleging that Freeport Sulphur's suspension of sulphur production at Main Pass and the proposed sale of Freeport Sulphur's transportation assets constituted a statement of intent to breach the sulphur supply agreement. In March 2001, the court ruled that the ceasing of production from Main Pass was not a breach of the sulphur supply agreement but refused to grant either of the two parties summary judgment motions relating to the assignment of the sulphur supply agreement. On July 13, 2001, Freeport Sulphur filed a series of motions for partial summary judgment and exceptions for prescription and no cause of action to dismiss on all substantive claims. On October 15, 2001, the court ruled in favor of Freeport Sulphur's motions for partial summary judgment. The court found that IMC presented no facts to support its claims of commercial impracticability or gross inequity and agreed with Freeport Sulphur that there is no basis for renegotiation of the contract. IMC appealed the court's decision.

     During 2002 Freeport Sulphur elected under the sulphur supply agreement not to supply optional quantities available under the contract totaling 500,000 tons. IMC disputed this right and requested that the court issue a declaratory judgment confirming its view. IMC has also withheld payments for 2002 amounts we consider due under the contract through March 31, 2002 in the aggregate amount of approximately $2.1 million and has indicated that it plans to continue not making these payments. Freeport Sulphur filed for summary judgment with respect to the IMC claim. Freeport Sulphur also filed a claim for underpayment of additional amounts for 2002 and 2001 with respect to the pricing formula used in a contract based upon IMC's improper calculation of the price. The court has not ruled on any of these recent claims and motions.

     On March 29, 2002, Freeport Sulphur entered into a definitive agreement for the sale of its sulphur transportation and terminaling assets. In connection with the transaction, both McMoRan and IMC agreed to settle all litigation and disputes between the two companies and their subsidiaries, subject to certain conditions.

Environmental. McMoRan has made, and will continue to make, expenditures for the protection of the environment. McMoRan is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to McMoRan's operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. See Notes 2 and 11 for disclosure about McMoRan's plan to resolve its sulphur reclamation obligations with the MMS and its assuming potential obligations in connection with the sale of its sulphur transportation and terminaling assets.

10.  BUSINESS SEGMENTS
McMoRan had only one operating segment until the Merger, when it acquired sulphur assets from Freeport Sulphur. McMoRan's oil and gas are produced offshore in the Gulf of Mexico. McMoRan's sulphur business segment includes the purchasing, transporting, terminaling, processing, and marketing of recovered sulphur, utilizing its extensive logistics network of sulphur terminaling and transportation assets in the Gulf Coast region. Additionally, sulphur was produced at the Main Pass mine until August 31, 2000 and at the Culberson mine in West Texas until June 30, 1999.

    Oil from the Main Pass facility, which approximated 29 percent of McMoRan oil and gas revenues during 2001 and 40 percent of its oil and gas revenues during 2000, was sold exclusively to Amoco Production Company from the date of the Merger through June 30, 2001. McMoRan sold its Main Pass oil production to a various vendors during the second half of 2001 and currently has a month-to-month agreement to sell its oil produced at Main Pass exclusively to one refinery. McMoRan's remaining oil and gas production is sold to various U.S. purchasers, including one gas purchaser comprising at least 40 percent of its total revenues during each of the three years ending December 31, 2001. All of McMoRan's customers are currently located in the United States.

A significant portion of the sulphur produced (prior to closing of its sulphur mines) or purchased by Freeport Sulphur is sold to IMC Phosphate Company, a chemical fertilizer producer jointly owned by IMC Global and Phosphate Resource Partners (collectively IMC), under a long-term supply contract that extends for as long as IMC has a requirement for sulphur. Sales to IMC totaled 45.8 percent of McMoRan's total revenues and 92.6 of its sulphur sales during 2001,
51.5 percent of its total revenues and 73.1 percent of its sulphur sales during 2000 and 55.9 percent of its total revenues and 72.6 percent of its sulphur sales during 1999. See Note 11 for information regarding the sale of McMoRan's assets comprising its sulphur segment and the anticipated termination of the sulphur supply agreement.

     The segment data presented below were prepared on the same basis as the consolidated McMoRan financial statements.


                           Oil & Gas   Sulphur     Other      Total
                           ---------   ---------  --------   ---------
Year Ending December 31, 2001:
Revenues                   $  72,942   $  71,483  $    -     $ 144,425
Production and delivery       35,016      78,136       -       113,152
Depreciation and              65,868      15,269       -        81,137
 amortization
Exploration expenses          61,831         -         -        61,831
General and administrative
 expenses                     11,224       5,202     3,920      20,346
Postretirement health and
 welfare costs                   -        14,381       -        14,381
                           ---------   ---------  --------   ---------
Operating loss              (100,997)    (41,505)   (3,920)   (146,422)

Interest expense, net           (357)     (5,546)      -        (5,903)
Other income, net                369       3,791       112       4,272
Income tax provision              (8)        -         -            (8)
                           ---------   ---------  --------   ---------
Net loss                   $(100,993)  $ (43,260) $ (3,808)  $(148,061)
                           =========   =========  ========   =========
Exploration, development
and other capital
expenditures               $ 107,092 a $     -    $    -     $ 107,092
                           =========   ========   ========   =========
Total assets               $ 110,720   $ 75,069   $  3,897   $ 189,686
                           =========   ========   ========   =========

Year Ending December 31, 2000:
Revenues                   $  58,468   $143,309   $    -     $ 201,777
Production and delivery       24,631    154,362        -       178,993
Depreciation and
 amortization                 32,421     84,334        -       116,755
Exploration expenses          53,975        -          -        53,975
General and administrative
 expenses                     10,439      9,503      2,545      22,487
Postretirement health and
 welfare costs                   -          835        -           835
Gain on sale of property
 and insurance settlement    (66,463)       -          -       (66,463)
                           ---------   --------   --------   ---------
Operating income (loss)        3,465   (105,725)    (2,545)   (104,805)
Interest expense              (1,887)    (2,693)    (1,247)     (5,827)
Other income, net              2,297     11,769        -        14,066
Income tax provision             -          -      (34,942)    (34,942)
                           ---------   --------   --------   ---------
Net income (loss)          $   3,875   $(96,649)  $(38,734)  $(131,508)
                           =========   ========   ========   =========
Exploration, development
and other capital
expenditures               $  46,183 a $     33   $    -     $  46,216
                           =========   ========   ========   =========
Total assets               $ 181,279   $114,013   $  4,032   $ 299,324
                           =========   ========   ========   =========

Year Ending December 31, 1999:
Revenues                   $  54,344   $189,687   $    -     $ 244,031
Production and delivery       16,491    171,158        -       187,649
Depreciation and
 amortization                 30,633      6,426        -        37,059
Exploration expenses           6,411        -          -         6,411
General and administrative
 expenses                      4,081      7,629      3,297      15,007
Postretirement health and
 welfare costs                   -          899        -           899
Gain on sale of property
 and insurance settlement     (2,550)      (555)       -        (3,105)
                           ---------   --------   --------   ---------
Operating income (loss)         (722)     4,130     (3,297)        111
Interest expense                (300)       -         (379)       (679)
Other income, net                396        352        -           748
Income tax provision             (12)       -          (59)        (71)
                           ---------   --------   --------   ---------
Net income (loss)          $    (638)  $  4,482   $ (3,735)  $     109
                           =========   ========   ========   =========
Exploration, development
and other capital
expenditures               $  17,138 a $  7,933   $    -     $  25,071
                           =========   ========   ========   =========
Total assets               $ 104,743   $160,284   $ 36,254 b $ 301,281
                           =========   ========   ========   =========


(a) Includes oil and gas exploration and development costs incurred. Amounts do not include geological and geophysical and other nondrilling exploration costs totaling $18.3 million in 2001, $24.8 million in 2000 and $4.8 million in 1999.
(b) Represents assets held by the parent company, the most significant of which include McMoRan's deferred tax asset and certain prepaid pension benefits. A full valuation allowance was required for the deferred tax asset during 2000.

11.  CAPITAL RESOURCES, LIQUIDITY AND SUBSEQUENT EVENTS
McMoRan faces significant financial liquidity issues in 2002 as a result of adverse business conditions with its sulphur operations and significant nonproductive exploratory drilling costs during 2001 and 2000. The accompanying financial statements reflect significant net losses in 2001 and 2000, a stockholders' deficit of $87.8 million and a working capital deficit of $88.1 million as of December 31, 2001, which includes amounts due under its sulphur credit facility.

     Subsequent to December 31, 2001, McMoRan has taken steps to address its requirements for financial liquidity and has developed a financial plan that McMoRan believes will provide it sufficient financial resources to conduct its business plans during 2002. This business plan involves arranging for exploratory drilling on certain of McMoRan's oil and gas properties to be undertaken and financed by oil and gas industry participants under agreements which management believes could provide the opportunity for future significant additions to McMoRan's oil and gas reserves. Success in this business plan is essential for McMoRan to continue its operations in the future and to meet its long-term financial obligations.

     The steps taken by McMoRan subsequent to December 31, 2001 to address its financial liquidity requirements are described below.

Sale of Certain Oil and Gas Properties
On February 22, 2002, MOXY sold certain of its oil and gas properties for $60.0 million. The sale was effective January 1, 2002. McMoRan sold its interest in Vermilion Block 196 and Main Pass Blocks 86/97, and 80 percent of its interest in Ship Shoal Block 296. McMoRan has retained its interest in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal block 296. The properties were sold subject to a reversionary interest after a defined payout, which would occur when the purchaser receives aggregate cumulative proceeds from the properties of $60.0 million plus an agreed rate of return. McMoRan's current estimates of proved reserves do not include any reserves for McMoRan's reversionary interest; however, whether or not payout ultimately occurs will depend primarily upon future production and future market prices of both natural gas and oil.

     McMoRan used the proceeds from this transaction to repay all borrowings under its oil and gas credit facilities, which totaled $51.7 million on February 22, 2002, and to fund its working capital requirements. McMoRan will record a gain on the sale of its interest in these properties totaling approximately $29.0 million during the first quarter of 2002.

Sulphur Reclamation Obligations
As disclosed in Note 2, McMoRan and Freeport Sulphur previously entered into a trust agreement with the MMS to provide financial assurances regarding the future costs associated with Main Pass reclamation activities by June 27, 2002.

     On February 22, 2002, Freeport Sulphur and Offshore Specialty Fabricators Inc. (OSFI) entered into an agreement for the dismantlement and reclamation of the Caminada sulphur mine and related
facilities located offshore in the Gulf of Mexico.   A third party is
contractually obligated to reimburse Freeport Sulphur for 50 percent of such reclamation cost. OSFI commenced its reclamation activities in late March 2002, and expects to complete these activities in the second quarter of 2002. On March 28, 2002, Freeport Sulphur and OSFI entered into an agreement for the dismantlement and reclamation of the Main Pass sulphur mine and related facilities. OSFI will commence removal of these structures within 30 days of the completion of the reclamation activities at the Caminada mine.

     For payment of its share of these costs, Freeport Sulphur will convey certain assets to OSFI including a supply service boat, Freeport Sulphur's dock facilities in Venice, Louisiana, and certain assets previously salvaged during the initial reclamation phase at Main Pass. In addition to the assets being conveyed, OSFI will receive all of the proceeds that Freeport Sulphur expects to receive for the sale of its Main Pass oil operations (see below).

     On March 27, 2002, in connection with its negotiations with OSFI for the reclamation of the Main Pass sulphur mine and related facilities, Freeport Sulphur and OSFI entered into an agreement to
sell Freeport Sulphur's Main Pass oil assets to a third party.   The
transaction is scheduled to close in May 2002.   The purchaser will be
responsible for the future reclamation costs of these facilities, which are estimated to be $10.4 million.

     OSFI will also receive any initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations and potentially for other business services in support of the offshore petroleum industry, including potentially the storage of crude oil and natural gas. Freeport Sulphur is in negotiations to establish and is seeking final regulatory approval from MMS for this new business enterprise's non-hazardous oilfield waste disposal operations. If this business enterprise is successfully established, Freeport Sulphur would receive a negotiated share of the revenues or profits of the enterprise, which would be operated by another company.

     McMoRan expects to record a gain from the above transactions totaling approximately $40.0 million during 2002.

Sale of Sulphur Transportation and Terminaling Assets
On March 29, 2002, Freeport Sulphur entered into a definitive agreement to sell its sulphur transportation and terminaling assets to Gulf Sulphur Services LTD, LLP, a new sulphur joint venture to be owned by IMC Global Inc. (IMC) and Savage Industries Inc. In connection with this agreement, McMoRan and IMC have agreed to settle all outstanding disputes between the companies and their respective subsidiaries. The transactions are expected to provide Freeport Sulphur with $58.0 million in gross proceeds, which will be used to fund working capital requirements and transaction costs and repay most of the borrowings under the sulphur credit facility (Note 8) which had $56.0 million outstanding at March 31, 2002. The maturity of the sulphur facility has been extended to the earlier of the completion of the transaction or May 31, 2002. The transaction is subject to regulatory approval, financing arrangements and the negotiation of new sulphur supply agreements between IMC and each of three significant by-product sulphur producers, who have agreed to sulphur transportation and terminaling arrangements with the proposed joint venture. At the closing of this transaction, Freeport Sulphur's contract to supply sulphur to IMC will terminate. McMoRan recorded a $10.8 million charge to reduce the carrying amount of these sulphur assets to their fair value at December 31, 2001 (Notes 1 and 2). McMoRan currently estimates that approximately $8 million will remain outstanding under the sulphur credit facility after this transaction is completed, and has reached agreement with its sulphur bank credit facility group to repay this remaining outstanding amount no later than September 30, 2002, subject to the satisfaction of certain conditions. No gain or loss is expected to result from this transaction.

     McMoRan, in connection with the anticipated sale of its sulphur transportation and terminaling assets, has agreed to be responsible for any historical environmental obligations relating to those assets and has also agreed to indemnification obligations with respect to the historical sulphur operations engaged in by Freeport Sulphur and its predecessor companies. In addition, McMoRan agreed that, upon closing of the transactions, it will assume, and indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC.

Additional Capital
     In April 2002, McMoRan received a commitment letter, subject to specified conditions, from an investment banking firm to underwrite an offering of equity in an amount which McMoRan believes would be sufficient to meet its working capital requirements and other obligations due in 2002. The successful completion of any offering to raise capital inherently involves uncertainties, including financial market conditions. As a result, no assurances can be given that McMoRan will successfully complete an equity offering or, if completed, that the offering will raise funds sufficient to meet McMoRan's debt and working capital obligations for 2002. McMoRan is also considering the sale of properties and new reserve-based debt financing to raise additional capital.

Exploration Funding Arrangements
McMoRan anticipates entering into transactions with industry participants for the funding of exploration activities on certain of its prospects identified for drilling in 2002. McMoRan's objective would be to retain a potentially significant reversionary interest in the properties.
                      __________________________

     Consummation of the above transactions is expected to occur during 2002. McMoRan believes that these transactions would provide sufficient funding for its debt and working capital requirements for 2002. Because these transactions are not complete, they involve inherent uncertainties, including uncertainties beyond McMoRan's control. As a result, McMoRan's independent public accountants, after considering the plans described above, advised McMoRan that they had reached a conclusion that such matters raise substantial doubt regarding McMoRan's ability to continue as a going concern and as required by auditing standards generally accepted in the United States, included in their auditors' report on McMoRan's 2001 financial statements an explanatory paragraph to reflect that conclusion.

     McMoRan believes that completion of the transactions described above will provide sufficient financial resources to conduct its business plans during 2002. However, there are no assurances that McMoRan will successfully accomplish the objectives of such plans.

12. SUPPLEMENTARY OIL AND GAS INFORMATION
McMoRan's oil and gas exploration, development and production activities are conducted in the offshore Gulf of Mexico and onshore Gulf Coast areas of the United States. Supplementary information presented below is prepared in accordance with requirements prescribed by SFAS 69 "Disclosures about Oil and Gas Producing Activities."

Oil and Gas Capitalized Costs.

                                           Years Ended
                                           December 31,
                                       -------------------
                                         2001       2000
                                       --------   --------
                                         (In Thousands)
Unevaluated  properties, including
 drilling in progress                  $  5,321   $ 52,365
Evaluated                               227,782    134,532
                                       --------   --------
Subtotal                                233,103    186,897
Less accumulated depreciation and
 amortization                          (135,078)   (70,785)
                                       --------   --------
Net oil and gas properties             $ 98,025   $116,112
                                       ========   ========

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities.

                           Years Ended December 31,
                        -----------------------------
                         2001       2000        1999
                        -------   --------    -------
                               (In Thousands)
Acquisition of properties:
   Proved               $ 4,322   $     -     $34,172
   Unproved                 859     45,838      2,388
Exploration costs        35,475     68,636     12,000
Development costs        45,983     12,910     10,764
                        -------   --------    -------
                        $86,639   $127,384    $59,324
                        =======   ========    =======

Proved Oil and Gas Reserves (Unaudited). Proved oil and gas reserves at December 31, 2001 have been estimated by Ryder Scott Company, L.P., an independent petroleum engineering firm, in accordance with guidelines established by the Securities and Exchange Commission
(SEC), which require such estimates to be based upon existing economic and operating conditions. All estimates of oil and gas reserves are inherently imprecise and subject to change as new technical information about the properties is obtained. Estimates of proved reserves for wells with little or no production history are less reliable than those based on a long production history. Subsequent evaluation of the same reserves may result in variations which may be substantial. Additionally, SEC regulations require the use of certain restrictive definitions based on a concept of "reasonable certainty" in the determination of proved oil and gas reserves and related cash flows. Substantially all of McMoRan's proved reserves are located offshore in the Gulf of Mexico. Subsequent to December 31, 2001, a substantial portion of McMoRan's year-end 2001 proved reserves either have been or are expected to be sold (Note 11). Oil, including condensate and plant products, is stated in thousands of barrels and natural gas is in millions of cubic feet (MMcf).

                                Oil                       Gas
                       ----------------------  -------------------------
                       2001a,b  2000    1999   2001a,c    2000     1999
                       ------  ------  ------  -------  -------  -------
Proved reserves:
   Beginning of year    5,507   5,245   3,996   56,842   62,575   58,461
   Revisions of
    previous estimates  1,360     789   1,823   (4,406)  (3,782)  (1,102)
   Discoveries and
    extensions             54   1,388     746    7,018   35,468      589
   Production          (1,417) (1,152) (1,354) (11,137)  (8,291) (14,026)
   Sale of reserves       -      (763)     (5)     -    (29,128)  (7,112)
   Purchase of
    reserves              869     -        39      -        -     25,765
                       ------  ------  ------  -------  -------  -------
   End of year          6,373   5,507   5,245   48,317   56,842   62,575
                       ======  ======  ======  =======  =======  =======

Proved developed reserves:
   Beginning of year    4,843   4,499   3,984   35,584   61,630   39,428
                       ======  ======  ======  =======  =======  =======
   End of year          6,099   4,843   4,499   35,872   35,584   61,630
                       ======  ======  ======  =======  =======  =======

a) Includes proved reserves associated with properties McMoRan sold subsequent to December 31, 2001 (Note 11). Total proved reserves sold totaled 18,482 MMcf of gas, consisting of 11,492 MMcf in proved developed reserves and 6,990 MMcf in proved undeveloped reserves. Proved oil reserves associated with the sales transaction approximated 327,000 barrels of oil at December 31, 2001, which consisted of 194,000 barrels in proved developed reserves and 133,000 barrels in proved undeveloped reserves.

b) Includes the approximate 5.3 million barrels of proved developed reserves associated with the Main Pass oil operations, which are to be sold in connection with the settlement of certain sulphur reclamation obligations in March 2002 (Note 11).

c) Includes approximately 8.9 Bcf proved developed reserves associated with the West Cameron Block 616 field, where production ceased in February 2002.

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

                                                 December 31,
                                             ---------------------
                                             2001a,b,c     2000
                                             ---------   ---------
                                                 (In Thousands)
Future cash inflows                          $ 244,193   $ 725,908
Future costs applicable to future cash flows:
Production costs                              (115,031)   (107,298)
Development and abandonment costs              (53,578)    (80,199)
                                             ---------   ---------
Future net cash flows before income taxes       75,584     538,411
Future income taxes                                -       (75,818)
                                             ---------   ---------
Future net cash flows                           75,584     462,593
Discount for estimated timing of net cash
flows (10% discount rate)                       (6,950)    (93,602)
                                             ---------   ---------
                                             $  68,634   $ 368,991
                                             =========   =========

  a) Includes amounts related to property interests sold in January
     2002 (Note 11). The future estimated revenues pertaining to these properties' estimated proved reserves at December 31, 2001 totaled $57.8 million and the future estimated costs totaled $25.2 million. The total discounted cash flows for the interests sold in these properties totaled $27.5 million at December 31, 2001.

b) Includes amounts associate with Main Pass Block 299, which is expected to be sold in May 2002. At December 31, 2001, the future estimated revenues associated with this field totaled $87.1 million and the future estimated costs totaled $86.6 million. The total discounted cash flows for Main Pass totaled $4.1 million at December 31, 2001.

c) Includes amounts associated with the West Cameron Block 616 field, where production ceased in February 2002. At December 31, 2001, the estimated future revenues associated with this field totaled $24.0 million and the estimated future costs totaled $16.6 million. The total discounted cash flows associated with the field totaled $6.2 million at December 31, 2001.

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Oil and Gas Reserves (Unaudited).

                                                Years Ended December 31,
                                           --------------------------------
                                             2001        2000        1999
                                           ---------   --------    --------
                                                    (In Thousands)
Beginning of year                          $ 368,991   $115,121    $ 67,451
Revisions:
   Changes in prices                        (343,526)   108,313      26,745
   Accretion of discount                      42,947     11,512       6,745
   Change in reserve quantities              (54,209)    (5,832)     (2,147)
   Other changes, including revised
    estimates of development
    costs and rates of production            (11,114)     3,183       3,178
Discoveries and extensions, less
 related costs                                13,146    264,320       6,135
Development costs incurred during the
 year                                         28,231      9,056      14,590
Change in future income taxes                 60,477    (60,477)        -
Revenues, less production costs              (37,926)   (33,837)    (37,853)
Sale of reserves in place                        -      (42,368)     (5,260)
Purchase of reserves in place                  1,617        -        35,537
                                           ---------   --------    --------
End of year                                $  68,634   $368,991    $115,121
                                           =========   ========    ========

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               Net Income
                                    Operating      Net      (Loss) per Share
                                     Income      Income    ------------------
                        Revenues     (Loss)      (Loss)      Basic   Diluted
                        --------   ---------   ---------   --------  --------
                                (In Thousands, Except Per Share Amounts)
2001
1st Quarter             $ 43,476   $ (47,479)  $ (44,788)  $ (2.83)  $ (2.83)
2nd Quarter               31,522     (17,646)    (19,017)    (1.20)    (1.20)
3rd Quarter               37,209      (7,054)     (8,366)    (0.53)    (0.53)
4th Quarter               32,218     (74,243)    (75,890)    (4.78)    (4.78)
                        --------   ---------   ---------
                        $144,425   $(146,422)  $(148,061)    (9.33)    (9.33)
                        ========   =========   =========
2000
1st Quarter             $ 52,884   $ (15,820)  $ (17,004)  $ (1.36)  $ (1.36)
2nd Quarter               52,469    (105,046)a  (137,392)b   (9.11)    (9.11)
3rd Quarter               48,258      26,650 c    25,447      1.61      1.60
4th Quarter               48,166     (10,589)d    (2,559)    (0.16)    (0.16)
                        --------   ---------   ---------
                        $201,777   $(104,805)  $(131,508)    (8.88)    (8.88)
                        ========   =========   =========

a. Includes charges totaling $78.1 million as a result of McMoRan's decision to cease its sulphur mining operations.
b. Reflects a $34.9 million income tax provision charge (see Notes 3 and 8) associated with McMoRan's decision to exit active participation in the sulphur business.
c. Includes a $43.2 million gain on the sale of McMoRan's interests in Brazos Block A-19 ($40.1 million) and Vermilion Block 408 ($3.1 million).
d. Includes a $23.3 million gain from the settlement of McMoRan's business interruption insurance claim for Brazos Block A-19.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2002 Annual Meeting to be held on May 10, 2002 is incorporated by reference.

Item 11.  Executive Compensation

     The information set forth under the captions "Director
Compensation" and "Executive Officer Compensation" of the Proxy
Statement submitted to the stockholders of the registrant in connection with its 2002 Annual Meeting to be held on May 10, 2002 is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officers" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2002 Annual Meeting to be held on May 10, 2002 is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the captions "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001 Annual Meeting to be held on May 10, 2002 is incorporated by reference.

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

(b). Reports on Form 8-K. During the last quarter covered by this report and as of April 16, 2002, the registrant filed six Current Reports on Form 8-K reporting events under Item 5. The reports were dated November 20, 2001, December 28, 2001, January 28, 2002, February 1, 2002, March 11, 2002 and April 1, 2002.
     Additionally, the registrant filed a Current Report on Form 8-K reporting events under Item 2 on February 22, 2002.






               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
   OF McMoRan EXPLORATION CO.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in McMoRan Exploration Co.'s annual report to shareholders included elsewhere in this Form 10-K and have issued our report thereon dated April 15, 2002, which report included a reference to certain matters which raise substantial doubt about the Company's ability to continue as a going concern. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule that follows is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                          Arthur Andersen LLP
New Orleans, Louisiana
  April 16, 2002



Schedule II - Valuation and Qualifying Accounts

                                  Additions
                             ------------------
                   Balance    Charged   Charged
                     at          to        to     Other-    Balance at
                 Beginning  Costs and    Other      Add        End of
                 of Period   Expense   Accounts   (Deduct)     Period
                 --------    -------    -------  ---------   --------
                                     (In Thousands)
Reclamation and mine
 shutdown reserves:
2001
Sulphur          $ 69,187    $   -      $   -    $ (5,311)a  $ 63,876
Oil b              15,980      3,466        -        (770)     18,676
                 --------    -------    -------  --------    --------
                 $ 85,167    $ 3,466    $   -    $ (6,081)   $ 82,552
                 ========    =======    =======  ========    ========

2000
Sulphur c        $ 47,988    $40,887    $   -    $(19,688)   $ 69,187
Oil                10,976        682        -       4,322 d    15,980
                 --------    -------    -------  --------    --------
                 $ 58,964    $41,569    $   -    $(15,366)   $ 85,167
                 ========    =======    =======  ========    ========

1999
Sulphur          $ 56,597    $ 1,878    $   -    $(10,487)e  $ 47,988
Oil                 9,986      1,061        -         (71)f    10,976
                 --------    -------    -------  --------    --------
                 $ 66,583    $ 2,939    $   -    $(10,558)   $ 58,964
                 ========    =======    =======  ========    ========

a.   Reflects $5.4 million of additional reclamation liabilities assumed in the transaction in which McMoRan purchased the remaining
     16.7 percent interest in Main Pass Block 299 from Homestake Sulphur Company LLC in June 2001 (Note 2). Also reflects $10.7 million of reclamation costs incurred during 2001 including $9.8 million for Main Pass with the remainder associated with the Caminada and Port Sulphur facilities.
b.   Expenses include an accrual of $2.3 million for additional costs to abandon the unsuccessful Vermilion Block No. 3 exploratory well drilled in 2000. During 2001, McMoRan incurred a total of $2.5 million of previously accrued reclamation costs, which was partially offset by $1.7 million of additional reclamation obligations associated with its purchase of Homestake's 16.7 percent interest in the Main Pass oil operations (Note 2).
c.   Reflects the decision to cease production from the Main Pass sulphur mine. Reclamation costs associated with the Main Pass sulphur mine and related facilities were accrued. Costs incurred reflect the commencement of reclamation activities at the Main Pass sulphur mine ($13.7 million) and related facilities ($2.0 million) and the final reclamation activities at the Culberson sulphur mine in West Texas ($3.4 million), and costs for the Caminda and Grand Ecaille sulphur mines.
d.   Includes the liabilities assumed in connection with the
     acquisition of the Eugene Island Blocks 193/208/215 field ($3.9 million), the Eugene Island Block 108 field ($1.9 million) and $0.2 million associated with properties acquired from Shell. These assumed liabilities were partially offset by a decrease of $1.7 million in the assumed liability at Vermilion Block 144.
e. Reflects reclamation and abandonment costs incurred during 1999, primarily associated with efforts ongoing at the Culberson mine ($9.1 million).
f.   Includes the sale of McMoRan's interest in the Vermilion Block
     410 field ($1.1 million) offset in part by the purchase of additional ownership interest in the Vermilion Block 144 platform ($1.0 million).
     ____________________
     No  other  schedules  have been included  because  they  are  not
required,  not  applicable  or  the  information  has  been   included
elsewhere herein.



                         SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2002.

                              McMoRan Exploration Co.

                              By:   /s/Richard C.Adkerson
                                        Richard C. Adkerson
                              Co-Chairman of the Board, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities indicated, on April 16, 2002.


            *                           Co-Chairman of the Board
     James R. Moffett


 /s/ Richard C. Adkerson           Co-Chairman of the Board, President and
  Richard C. Adkerson                    Chief Executive Officer
                                       (Principal Executive Officer)

            *                          Vice Chairman of the Board and
    B. M. Rankin, Jr.                              Director


 /s/ Nancy D. Parmelee        Senior Vice President, Chief Financial Officer
  Nancy D. Parmelee                            and Secretary
                                      (Principal Financial Officer)

           *                          Vice Chairman of the Board and
    C. Howard Murrish                    Executive Vice President

           *                          Executive Vice President and
   Glenn A. Kleinert                             Director

          *                Vice President and Controller - Financial Reporting
 C. Donald Whitmire, Jr.            (Principal Accounting Officer)

          *                                      Director
  Morrison C. Bethea

          *                                      Director
    Robert A. Day

          *                                      Director
    Gerald J. Ford

         *                                       Director
 H. Devon Graham, Jr.

         *                                       Director
  Gabrielle K. McDonald

         *                                       Director
    J. Taylor Wharton

*By:  /s/ Richard C. Adkerson
       Richard C. Adkerson
          Attorney-in-Fact



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

10.4       Joint Operating Agreement by and between Freeport-
          McMoRan Resource Partners, IMC-Fertilizer, Inc. and
          Felmont Oil Corporation, dated as of June 5, 1990.

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

10.8       Amendment Number 1 to the Processing Agreement.

10.9       Amendment Number 2 to the Processing Agreement.

10.10 Agreement for Sulphur Supply, as amended, dated as of July 1, 1993 among Freeport-McMoRan Resource Partners,
          IMC Fertilizer and IMC-Agrico Company (Sulphur Supply
          Agreement).

10.11      Side letter with IGL regarding the Sulphur Supply
          Agreement.

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

10.20 Amendment, dated as of April 16, 2001, to the Credit Agreement dated as of December 12, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999 and as of August 11, 2000, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.20 to McMoRan's First-Quarter Form 10-Q.)

10.21 Amendment dated as of August 31, 2001, to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended August 11, 2000 and as amended April 16, 2001, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to McMoRan's Form 8-K dated August 30,
          2001).

10.22 Amendment dated as of to the Credit Agreement, dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1998, as amended August 11, 2000, as amended April 16, 2001, and as amended August 31, 2001, among Freeport Sulphur, as borrower, McMoRan, as Guarantor and, the financial institutions party thereto.

           Amended and Restated Credit Agreement dated June 15,
10.23 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second- Quarter 2000 Form 10-
          Q).

10.24 Second Amendment and Supplement to Amended and Restated Credit Agreement dated November 14, 2001, among McMoRan Oil and Gas, as borrower, The Chase Manhattan Bank (formerly Chase Bank of Texas, National Association) as agent and the Lender Signatory thereto.

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

10.27 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995.

10.28      Agreement for Purchase and Sale dated as of August 1,
          1997 between FM Properties Operating Co. and McMoRan Oil
          & Gas.

10.29      Asset Purchase Agreement dated effective December 1,
          1999 between SOI Finance Inc., Shell Offshore Inc. and
          McMoRan Oil & Gas. (Incorporated by reference to Exhibit
          10.33 in the McMoRan 1999 Form 10-K).

10.30      Employee Benefits Agreement by and between Freeport-
          McMoRan Inc. and Freeport Sulphur.

10.31 Amendment dated as of October 31, 2001 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000 and as amended as of August 31, 2001, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto.

10.32 Amendment dated as of January 31, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001 and as amended October 31, 2001, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto.

10.33 Amendment dated as of February 22, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001, as amended October 31, 2001 and as amended as of January 31, 2002, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto.

10.34 Amendment dated as of March 1, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001, as amended October 31, 2001, as amended as of January 31, 2002, and as amended as of February 22, 2002, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto.

10.35 Amendment dated as of April 3, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001, as amended October 31, 2001, as amended as of January 31, 2002, as amended as of February 22, 2002 and as amended as of March 1, 2002, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto.

10.36      Third Amendment and Supplement to Amended and Restated
          Credit Agreement dated as of January 25, 2002, among
          McMoRan Oil & Gas LLC, The Chase Manhattan Bank, and the Lenders Signatory thereto.

10.37 Purchase and Sales agreement dated January 25, 2002 but effective January 1, 2002 by and between McMoRan Oil & Gas and Halliburton Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 to McMoRan's Current Report on Form 8-K dated February 22, 2002.)

           Executive and Director Compensation Plans and
          Arrangements (Exhibits 38 through 48).

10.38 McMoRan Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.39 McMoRan 1998 Stock Option Plan. (Incorporated by reference to Annex D to the McMoRan S-4).

10.40 McMoRan 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to McMoRan's Second-Quarter
          2000 Form 10-Q).

10.41      Stock Bonus Plan (Incorporated by reference from
          McMoRan's Registration Statement on Form S-8
          (Registration No. 333-67963) filed with the SEC on November 25, 1998.

10.42      McMoRan 1998 Stock Option Plan for Non-Employee
          Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.43 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.44 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998. (Incorporated by reference to Exhibit 10.13 to McMoRan's 1998 Form 10-K).

10.45 McMoRan 2001 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.35 to McMoRan's First-Quarter
          2001 Form 10-Q).

10.46 McMoRan 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.36 to McMoRan's Second-Quarter
          2001 Form 10-Q).

10.47 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1,
          1991)(assigned to FM Services as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.48      Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated February 5, 2001. (Incorporated by reference to Exhibit 10.36b to McMoRan's 2000 Form 10-
          K).

10.49 Supplemental Agreement between FM Services and B.M. Rankin, Jr. dated December 13, 2001.
10.50 Supplemental Agreement dated October 15, 2001, providing an Amendment to the Consulting Agreement of November 1, 1993 as amended and Supplemental Agreement of December 21, 1999.

12.1       Computation of Rates to Earning to Fixed Charges.

21.1       List of Subsidiaries.

23.1       Consent of Arthur Andersen LLP

23.2       Consent of Ryder Scott Company, L.P.

24.1       Certified Resolution of the Board of Directors of
          McMoRan authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of McMoRan.

99.1 Letter regarding receipt of certain representations from Arthur Andersen LLP concerning that firm's compliance with professional auditing standards.