Form 10-Q
period 2002-03-31
MCMORAN EXPLORATION CO /DE/
filed 2002-05-10
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  March 31, 2002



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

Item 1.     Financial Statements.


                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)


                                                  March 31,   December 31,
                                                    2002          2001
                                                  ---------    ----------
                                                       (In Thousands)
ASSETS
Cash and cash equivalents                         $   9,200    $      500
Accounts receivable                                   8,371        10,892
Inventories                                             413           690
Prepaid expenses                                        233           270
Current assets from discontinued sulphur
  operations, excluding cash                         13,892        12,477
                                                  ---------    ----------
Total current assets                                 32,109        24,829
Property, plant and equipment, net                   65,445        98,519
Sulphur business assets, net                         53,961        54,607
Other assets, including restricted cash
   of $3.5 million                                    3,766        11,731
                                                  ---------    ----------
Total assets                                      $ 155,281    $  189,686
                                                  =========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                  $  22,675    $   22,230
Accrued liabilities                                   9,622        15,192
Borrowings outstanding on sulphur credit facility    56,000        55,000
Current portion of oil and gas credit facility          -           2,000
Current portion of accrued sulphur
  reclamation costs                                   7,486           -
Current portion of accrued oil and gas
  reclamation costs                                     601           398
Current liabilities from discontinued
  sulphur operations                                 18,761        17,849
Other                                                   689           305
                                                  ---------    ----------
  Total current liabilities                         115,834       112,974
Accrued sulphur reclamation costs                    48,801        63,876
Accrued oil and gas reclamation costs                18,245        18,278
Long-term borrowings on oil and gas credit facility     -          47,657
IMC Global Inc. postretirement medical benefits
  obligation                                         21,536        19,922
Other long-term liabilities                          14,353        14,751
Stockholders' deficit                               (63,488)      (87,772)
                                                  ---------    ----------
Total liabilities and stockholders' deficit       $ 155,281    $  189,686
                                                  =========    ==========


The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  2002       2001
                                               ---------   ---------
                                               (In Thousands, Except
                                                 Per Share Amounts)
Revenues                                       $  13,586   $  15,798
Costs and expenses:
Production and delivery costs                      6,418       9,784
Depreciation and amortization                      6,705       3,091
Exploration expenses                               3,403      35,426
General and administrative expenses                1,722       3,516
Gain on sale of oil and gas properties           (29,198)        -
                                               ---------   ---------
  Total costs and expenses                       (10,950)     51,817
                                               ---------   ---------
Operating income (loss)                           24,536     (36,019)
Interest expense                                    (521)       (268)
Other income, net                                     23         366
Provision for income taxes                            (7)        -
                                               ---------   ---------
Income (loss) from continuing operations          24,031     (35,921)
Income (loss) from discontinued sulphur
  operations                                           8      (8,867)
                                               ---------   ---------
Net income (loss)                              $  24,039   $ (44,788)
                                               =========   =========

Basic and diluted net income (loss) per share
 of common stock:
  Net income (loss) from continuing operations    $1.51       $(2.27)
  Net income (loss) from discontinued sulphur
   operations                                        -         (0.56)
                                                  -----       ------
Basic and diluted net income (loss) per share
 of common stock                                  $1.51       $(2.83)
                                                  =====       ======
Basic and diluted average common shares
 outstanding                                     15,916       15,851
                                                 ======       ======


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ---------    ---------
                                                             (In Thousands)
Cash flow from operating activities:
Net income (loss)                                        $  24,039    $ (44,788)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Net (income) loss from discontinued sulphur operations        (8)       8,867
  Depreciation and amortization                              6,704        3,091
  Exploration drilling and related expenditures              1,123       31,103
  Gain on sale of oil and gas properties                   (29,198)         -
  Change in other assets and liabilities                    (1,455)         (69)
  (Increase) decrease in working capital
    Accounts receivable                                      1,922       (5,145)
    Accounts payable and accrued liabilities                 1,577        1,785
    Inventories and prepaid expenses                           316         (514)
                                                         ---------    ---------
Net cash provided by (used in) continuing operations         5,020       (5,670)
Net cash provided by (used in) discontinued
  sulphur operations                                           450      (11,000)
                                                         ---------    ---------
Net cash provided by (used in) operating activities          5,470      (16,670)
                                                         ---------    ---------

Cash flow from investing activities:
Exploration, development and other capital expenditures     (8,822)     (34,610)
Proceeds from sale of oil and gas properties                60,000        1,000
                                                         ---------    ---------
Net cash provided by (used in) continuing activities        51,178      (33,610)
Net cash provided by discontinued sulphur operations           650          -
                                                         ---------    ---------
Net cash provided by (used in) investing activities         51,828      (33,610)
                                                         ---------    ---------

Cash flow from financing activities:
Repayment of oil and gas credit facility                   (49,657)         -
Other                                                           59          176
                                                         ---------    ---------
Net cash provided by (used in) continuing operations       (49,598)         176
Net borrowings on sulphur credit facility                    1,000       11,000
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (48,598)      11,176
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents         8,700      (39,104)
Cash and cash equivalents at beginning of year                 500       48,906
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   9,200    $   9,802
                                                         =========    =========


The accompanying notes are an integral part of these financial statements.

                    McMoRan  EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
McMoRan Exploration Co.'s (McMoRan) financial statements are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 2, McMoRan faces significant liquidity issues in 2002 as a result of adverse business conditions with its sulphur operations and significant nonproductive exploratory drilling costs incurred during 2001 and 2000. Management's plans to address these matters, which involve inherent uncertainties and conditions beyond the control of McMoRan, are also discussed in Note 2. The accompanying financial statements have been prepared on the basis that McMoRan will continue as a going concern and do not include any adjustments that might result from the outcome of such uncertainties.

  As a result of McMoRan's intention to exit the sulphur business, as evidenced by its agreement to sell substantially all of its sulphur assets (Note 2), its sulphur results have been presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business held for sale have been separately shown for all periods presented.

2.  CAPITAL RESOURCES and LIQUIDITY
McMoRan has taken steps to address its requirements for financial liquidity and has developed a financial plan that McMoRan believes will provide it sufficient financial resources to conduct its business plans during 2002. This business plan involves arranging for exploratory drilling on certain of McMoRan's oil and gas properties to be undertaken and financed by oil and gas industry participants under agreements which management believes could provide the opportunity for future significant additions to McMoRan's oil and gas reserves. Success in this business plan is essential for McMoRan to continue its operations in the future and to meet its long-term financial obligations.

  The steps taken by McMoRan to address its financial liquidity requirements are described below.

Sale of Certain Oil and Gas Properties
On February 22, 2002, McMoRan Oil & Gas LLC (MOXY), McMoRan's wholly owned subsidiary engaged in oil and gas exploration and production activities, sold three of its oil and gas properties for $60.0 million. The sale was effective January 1, 2002. McMoRan sold its interest in Vermilion Block 196 and Main Pass Blocks 86/97, and 80 percent of its interest in Ship Shoal Block
296. McMoRan has retained its interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296. The properties were sold subject to a reversionary interest after a defined payout, which would occur when the purchaser receives aggregate cumulative proceeds from the properties of $60.0 million plus an agreed annual rate of return. McMoRan's current estimates of proved reserves do not include any reserves for McMoRan's reversionary interest; however, whether or not payout ultimately occurs will depend primarily upon future production and future market prices of both natural gas and oil.

     McMoRan used the proceeds from this transaction to repay all borrowings under its oil and gas credit facilities, which totaled $51.7 million on February 22, 2002, and to fund its working capital requirements. The credit facilities were terminated at that time. McMoRan recorded a gain on the sale of its interests in these properties, which commenced production in mid-2001, totaling $29.2 million during the first quarter of 2002.

Sulphur Reclamation Obligations
McMoRan and Freeport McMoRan Sulphur LLC (Freeport Sulphur), McMoRan's wholly owned subsidiary engaged in the purchasing, transportation, terminaling, processing and marketing of recovered sulphur and production of oil from Main Pass Block 299 (Main Pass), are party to a trust agreement with the Minerals Management Service (MMS) to provide financial assurances regarding the future costs associated with the Main Pass
reclamation activities by June 27, 2002.   Steps taken by McMoRan
to satisfy the MMS' reclamation requirements are described below.

    On February 22, 2002, Freeport Sulphur and Offshore Specialty Fabricators Inc. (OSFI) entered into an agreement for the dismantlement and reclamation of the Caminada sulphur mine and
related facilities located offshore in the Gulf of Mexico.   A
third party is contractually obligated to reimburse Freeport Sulphur for 50 percent of such reclamation cost. OSFI commenced its Caminada reclamation activities in late March 2002, and expects to complete these activities in the second quarter of 2002. On March 28, 2002, Freeport Sulphur and OSFI entered into an agreement for the dismantlement and reclamation of the Main
Pass sulphur mine and related facilities. OSFI will commence removal of these structures within 30 days of the completion of the reclamation activities at the Caminada mine.

     For payment of its share of these costs, Freeport Sulphur has conveyed certain assets to OSFI including a supply service boat, Freeport Sulphur's dock facilities in Venice, Louisiana, and certain assets previously salvaged by Freeport Sulphur during the initial reclamation phase at Main Pass. In addition to these conveyed assets, OSFI will be entitled to Freeport Sulphur's economic interest in the Main Pass oil operations (see below).

     As previously disclosed on March 27, 2002, Freeport Sulphur and OSFI entered into an agreement to sell Freeport Sulphur's Main Pass oil assets to a third party with the proceeds to be paid to OSFI as part of its compensation for the dismantlement and reclamation of the Main Pass sulphur mine and related facilities. That agreement has been terminated. Freeport Sulphur and OSFI expect either to sell the Main Pass oil assets to a third party, with the proceeds of any sale being paid to OSFI, or to transfer these assets to OSFI.

     OSFI will also receive any initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations and potentially for other business services in support of the offshore petroleum industry, including potentially the storage of crude oil and natural gas. Freeport Sulphur and other third parties are in negotiations to establish and are seeking final regulatory approval from the MMS for this new business enterprise's non-hazardous oilfield waste disposal operations. If this business enterprise is successfully established, Freeport Sulphur would receive a negotiated share of the revenues or profits of the enterprise, which would be operated by another company.

Sale of Sulphur Transportation and Terminaling Assets
On March 29, 2002, Freeport Sulphur entered into a definitive agreement to sell its sulphur transportation and terminaling assets to Gulf Sulphur Services Ltd., LLP, a new sulphur joint venture to be owned by IMC Global Inc. (IMC) and Savage Industries Inc. In connection with this agreement, McMoRan and IMC have agreed to settle all outstanding disputes between the companies and their respective subsidiaries. The transactions are expected to provide Freeport Sulphur with $58.0 million in gross proceeds, which will be used to fund working capital requirements, transaction costs and to repay most of the borrowings under the sulphur credit facility (Note 3), which had $56.0 million outstanding at March 31, 2002. The maturity of the sulphur facility has been extended to the earlier of the completion of the transactions or May 31, 2002. The transactions are subject to Gulf Sulphur Services securing financing arrangements and IMC negotiating new sulphur supply agreements with each of three significant by-product sulphur producers, who have agreed to sulphur transportation and terminaling arrangements with the proposed joint venture. At the closing of these transactions, Freeport Sulphur's contract to supply sulphur to IMC will terminate. McMoRan currently estimates that approximately $8 million will remain outstanding under the sulphur credit facility after these transactions are completed, and has reached agreement with the lenders in sulphur bank credit facility to repay this remaining outstanding amount by no later than September 30, 2002, subject to the satisfaction of certain conditions. No material gain or loss is expected to result from these transactions.

     In connection with the anticipated sale of its sulphur transportation and terminaling assets, McMoRan has agreed to be responsible for any historical environmental obligations relating to those assets and has also agreed to indemnification obligations with respect to the historical sulphur operations engaged in by Freeport Sulphur and its predecessor companies. In addition, McMoRan agreed that, upon closing of the transactions, it will assume, and indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC.

Additional Capital
In April 2002, McMoRan received a commitment letter, subject to specified conditions, from an investment-banking firm to underwrite an offering of equity in an amount, which McMoRan believes, would be sufficient to meet its working capital requirements and other obligations currently due in 2002. The successful completion of any offering to raise capital inherently involves uncertainties, including financial market conditions.
As a result, no assurances can be given that McMoRan will successfully complete an equity offering or, if completed, that the offering will raise funds sufficient to meet McMoRan's debt and working capital obligations for 2002. McMoRan is also considering the sale of properties and new reserve-based debt financing to raise additional capital.

Exploration Funding Arrangements
McMoRan has completed agreements with an industry partner to fund certain exploration and development activities on certain of its prospects identified for drilling in 2002. McMoRan's will retain a potentially significant reversionary interest in any
discoveries made on these prospects.
                   __________________________

     Consummation of the above transactions is expected to occur during 2002. McMoRan believes that these transactions would provide sufficient funding to meet its debt obligations and working capital requirements for 2002. Because these transactions are not complete, they involve inherent uncertainties, including uncertainties beyond McMoRan's control. As a result, McMoRan's independent public accountants, after considering the plans described above, advised McMoRan that they had reached a conclusion that such uncertainties raise substantial doubt regarding McMoRan's ability to continue as a going concern and as required by auditing standards generally accepted in the United States, included in their auditors' report on McMoRan's 2001 financial statements an explanatory paragraph to reflect that conclusion.

    McMoRan believes that completion of the transactions described above will provide sufficient financial resources to conduct its business plans during 2002. However, there are no assurances that McMoRan will successfully accomplish the objectives of such plans.

    For more information regarding McMoRan's sulphur operations, its decision to exit the sulphur business, its plans for resolving its sulphur reclamation obligations with the MMS and information regarding its sulphur credit facility see Notes 2, 8, 9 and 11 of the Notes to Consolidated Financial Statements included within its 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.   SULPHUR CREDIT FACILITY
At March 31, 2002, Freeport Sulphur's borrowings under the sulphur credit facility totaled $56.0 million and at December 31, 2001 its borrowings totaled $55.0 million. On May 9, 2002 borrowings under the facility totaled $56.0 million. The current commitment under the facility totals $58.5 million and borrowings are secured by substantially all the assets of Freeport Sulphur. In addition, McMoRan and MOXY have each guaranteed this facility. McMoRan has pledged its equity ownership of MOXY and MOXY has pledged its assets to secure the guarantee. As discussed in Note 2 above, Freeport Sulphur expects to repay a substantial portion of its borrowings under this credit facility upon finalizing the sale of its sulphur transportation and terminaling assets in May 2002. Freeport Sulphur has negotiated a short-term extension of the credit facility to provide up to $8 million of borrowings to Freeport Sulphur to use to meet its working capital requirements. This facility will mature upon the earlier of the completion of a future McMoRan equity offering or September 30, 2002.

4.   EARNINGS PER SHARE
Basic and diluted net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. The diluted net loss per share calculation excluded options representing 82,000 shares of common stock during the first quarter of 2001 that otherwise would have been included in the calculation of diluted loss per share but were excluded as anti-dilutive considering the net loss incurred
during the period.   There were no options considered dilutive in
the first quarter of 2002 because all of the McMoRan's outstanding options had exercise prices greater than the average market price of McMoRan's stock for the period.

     Outstanding options to purchase approximately 3,603,000 shares of common stock, at an average exercise price of $14.82 per share during the first quarter of 2002, and 1,841,000 shares of common stock, at an average exercise price of $18.62 per share during the first quarter of 2001, were not included in the computation of diluted net loss per share. These options were excluded because their exercise prices were greater than the average market price during the periods presented.

5. RATIO OF EARNINGS TO FIXED CHARGES AND COMPREHENSIVE INCOME McMoRan's ratio of earnings to fixed charges calculation was 9.6 to 1 for the first quarter of 2002, while the same calculation resulted in a shortfall of $3.5 million for the first quarter of 2001. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

McMoRan had no items of other comprehensive income in the first quarter of 2002. McMoRan's first-quarter 2001 total comprehensive loss follows (in thousands):

     Net loss                                     $ (44,788)
     Other comprehensive loss:
     Cumulative effect loss of change in
       accounting principle                            (492)
     Change in unrealized derivatives' fair value      (172)
     Reclass to earnings                                221
                                                  ---------
     Total comprehensive loss                     $ (45,231)
                                                  =========

6.  NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, McMoRan will be required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. McMoRan has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but it has not completed this analysis or determined when it will adopt the new rules.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also supersedes certain aspects of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, certain asset dispositions previously not qualifying for discontinued operations treatment may now be required to be presented in this manner. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and accordingly, McMoRan adopted this new standard effective January 1, 2002. As a result, McMoRan has reflected its sulphur operations as discontinued operations for all periods presented as discussed in
Note 1.



                       -----------------
                            Remarks

The information furnished herein should be read in conjunction with McMoRan's financial statements contained in its 2001 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of March 31, 2002, and the related statements of operations and cash flow for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of McMoRan Exploration Co. as of December 31, 2001, and the related statements of operations, cash flows and stockholders' equity (deficit) for the year then ended (not presented herein), and, in our report dated April 16, 2002, we included a reference to certain matters which raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 (which has been restated to conform to the Company's presentation of discontinued sulphur operations as discussed in Note 1), is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived


                                  /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
May 9, 2002

Item 2.Management's Discussion and Analysis of Financial Condit ion and Results of Operations.

OVERVIEW
  We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region and in the purchasing, transporting, terminaling, processing and marketing of recovered sulphur.

Requirements For Additional Capital and Business Plan
  We face significant financial liquidity issues in 2002 as a result of adverse business conditions with our sulphur operations and significant nonproductive exploratory drilling costs incurred during 2001 and 2000. The accompanying financial statements reflect stockholders' deficits of $63.5 million at March 31, 2002 and $87.8 million at December 31, 2001 and working capital deficits of $83.7 million at March 31, 2002 and $88.1 million at December 31, 2001, which include amounts due under our sulphur credit facility. In addition, we have little additional borrowing capacity under our existing credit facility.

  Our business plan for the remainder of 2002 is to arrange for drilling the high-potential, high-risk exploratory prospects in shallow water depths from our existing lease acreage position.
As described below, we have developed a financial plan to enable us to execute our business plan. To accomplish our business plan and meet our financial obligations, we must:

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

  * Enter into exploration arrangements with oil and gas industry participants (see "Operational Activities" below), or otherwise raise capital, to provide funding for our exploration and development activities for 2002

    In February 2002, we sold three of our oil and gas properties for $60.0 million and repaid all borrowings under our oil and gas credit facility, which was then terminated. We also entered into a definitive agreement to satisfy our Main Pass Block 299 (Main Pass) and Caminada sulphur reclamation obligations. On March 29, 2002, we entered into a definitive agreement to sell our sulphur assets, that comprise our recovered sulphur transportation, terminaling, logistics and marketing business (transportation and terminaling assets) and to resolve all pending disputes with IMC Global Inc. and its subsidiaries (collectively IMC). Available proceeds from these transactions would be used to repay a substantial portion of our borrowings under the sulphur credit facility (Note 3). For additional information regarding these transactions see "Capital Resources and Liquidity" and "Decision to Exit Sulphur Operations" below.

     We have been actively pursuing the transactions described above and in Note 2, the ultimate resolution of which will have a significant impact on our financial condition and liquidity. Because these transactions have not yet occurred, they involve inherent uncertainties, including uncertainties beyond our control. As a result, no assurances can be given that these transactions will be completed as contemplated or at all, which could have a detrimental effect on our ability to continue to conduct our operations. For more information regarding our business plan and these transactions, see "Decision to Exit Sulphur Operations" below and Note 2 and for the related risks, see "Risk Factors" in Items 1. and 2. included in our 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     As a result of our definitive agreement to sell our sulphur transportation and terminaling assets, our only remaining continuing operating segment is "oil and gas." See "Decision to Exit Sulphur Operations" for information regarding our former sulphur segment. The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass. We use the successful efforts accounting method for our oil and gas operations. As a result of our anticipated exploration expenditures and the requirements of the successful efforts accounting method to charge all nonproductive exploratory drilling costs and other exploration expenditures to expense, we are likely to continue to report operating losses in future periods. During the first quarter of 2002 we recorded operating income of $24.5 million, which included a $29.2 million gain on the sale of certain ownership interests in three of our oil and gas properties (see "Capital Resources and Liquidity" below and Note 2). During the first quarter of 2001, our oil and gas operations resulted in an operating loss of $36.0 million, which included $31.1 million of nonproductive exploratory drilling costs.

Summarized operating data is as follows:

                                           Three Months Ended
                                                March 31,
                                          --------------------
                                            2002       2001
                                          ---------  ---------
OPERATING DATA:
Sales Volumes
  Gas (thousand cubic feet, or Mcf)  a    2,774,200  1,655,600
  Oil, excluding Main Pass (barrels) b       58,500     33,300
  Oil from Main Pass (barrels) c            290,500    143,400
  Plant Products (equivalent barrels) d       7,900        -
Average Realization
  Gas (per Mcf)                              $ 2.43    $  6.90
  Oil, excluding Main Pass (per barrel)       20.82      28.78
  Oil from Main Pass (per barrel)             18.05      22.31


a. Sales volumes during 2002 include 856,000 Mcf of gas associated with oil and gas properties sold in February 2002 (see Capital Resources and Liquidity" below and Note 2).
b. Sales volumes during 2002 include 18,500 barrels of oil associated with the oil and gas properties sold in February 2002.
c. We anticipate disposing of our ownership interest in the oil operations at Main Pass (see "Decision to Exit Sulphur Operations" below).
d. We received approximately $0.3 million of revenues associated with plant products (see "Oil and Gas Operations" below).

Oil and Gas Operations

     A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

                                                   First
                                                  Quarter
                                                 ---------
      Oil and gas revenues - prior year period   $  15,798
      Increase (decrease)
        Sales volumes:
            Oil                                      4,007
            Gas                                      7,718
        Price realizations:
            Oil                                     (1,704)
            Gas                                    (12,401)
      Plant products revenues                          322
      Other                                           (154)
                                                 ---------
      Oil and gas revenues - current year period $  13,586 a
                                                 =========

a. Current year oil and gas revenues include $2.4 million associated with the properties that were sold in February 2002
 (see "Capital Resources and Liquidity" below and Note 2).

     Our first-quarter 2002 oil and gas revenues reflect the decreases in average realizations for gas (65 percent) and oil (21 percent) when compared to prices realized during the first quarter of 2001. These decreases were partially offset by increases in sales volumes of gas (68 percent) and oil (102 percent) over sales levels a year ago. The increase in oil sales volumes is primarily attributable to the Main Pass oil operations, which includes the additional 16.7 percent interest we purchased in June 2001 and the operations having only two months of production in 2001 because of the shut-in of its operations during February 2001 for the performance of platform and equipment maintenance. The increase in sales volumes of gas primarily reflects the mid-2001commencement of production from four fields discovered during 2000. Revenues during the first quarter of 2002 also includes $0.3 million of plant products revenues associated with approximately 7,900 equivalent barrels of oil and condensate received for products (ethane, propane, butane, etc.) recovered from the processing of our natural gas. We did not start receiving significant amounts of these types of plant products revenues until the second half of 2001.

     Production and delivery costs totaled $6.4 million in the first quarter of 2002 compared to $9.8 million in the first quarter of 2001. The decrease is primarily attributed to the approximate $1.1 million of costs associated with the Main Pass oil platform and equipment maintenance performed in February 2001 and $2.8 million of lease workover costs at Eugene Island Blocks 193/208/215 during the first quarter of

2001. The decrease in
production and delivery costs between the first quarters of 2002 and 2001 was partially offset by the higher production volumes during the first quarter of 2002.

     Depreciation and amortization expense totaled $6.7 million in the first quarter of 2002 compared with $3.1 million for the same period last year. The increase reflects higher production volumes and unit-of-production depreciation rates in the first quarter of 2002 compared to the first quarter of 2001.

     Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):

                                       Three Months Ended
                                            March 31,
                                       ------------------
                                         2002      2001
                                       -------   --------
     Geological and geophysical,
       including 3-D seismic purchases $   1.6   $    4.0
     Non productive exploratory costs,
       including lease costs               1.1 a     31.1 b
     Other                                 0.7        0.3
                                       -------   --------
                                       $   3.4   $   35.4
                                       =======   ========

a. Includes residual costs associated with various unproductive exploratory wells drilled in prior years totaling $0.6 million.
b. Includes unproductive exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 well and the Garden Banks Block 272 No. 1 well.

Other Financial Results
     General and administrative expense totaled $1.7 million in the first quarter of 2002 compared with $3.5 million for the first quarter of 2001. The decrease during the comparable periods primarily reflects the reduced direct and allocated administrative costs incurred as a result of the sale of certain oil and gas properties and the decrease in our exploration and development activities, as well as the effect of our two Co-Chairmen agreeing not to receive any cash compensation during 2002.

     Interest expense totaled $0.5 million during the first quarter of 2002 compared to $0.3 million during the first quarter of 2001. The increase reflects the borrowings under our oil and gas credit facility through February 22, 2002, at which time all borrowings were repaid and the facility was terminated (see "Capital Resources and Liquidity" below and Note 2), as well as the amortization of the remaining deferred financing costs associated with the facility. During the first quarter of 2001 we had no borrowings outstanding under the oil and gas credit facility so that interest expense represented only the amortization of deferred financing costs.

     We recorded a $29.2 million gain associated with the sale of our ownership interests in Vermilion Block 196 and Main
Pass Block 86 and 97 and 80 percent of our ownership interests in Ship Shoal Block 296 (see "Capital Resources and Liquidity" below and Note 2).

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities provided cash of $5.5 million in the first quarter of 2002 compared to using cash of $16.7 million during the first quarter of 2001. Operating cash flow from continuing operations provided cash of $5.0 million during the first quarter of 2002 compared with using $5.7 million during the first quarter of 2001. The increase primarily reflects the changes in working capital between the comparable periods. Operating cash flow associated with our discontinued sulphur operations provided $0.5 million of cash during the first quarter of 2002 compared to using $11.0 million of cash during the first quarter of 2001. This increase is primarily attributable to the improved operating results of our sulphur operations during the first quarter of 2002 when compared with the first quarter of 2001. In addition, during the first quarter of 2001 we incurred $8.1 million of Main Pass sulphur mine reclamation costs. A significant portion of our remaining sulphur reclamation costs is being or will be incurred by a third party under the terms of a contractual agreement (see "Decision To Exit Sulphur Operations" below and Note 2).

    Our investing activities provided $51.8 million of cash in the first quarter of 2002 compared with using $33.6 million in the first quarter of 2001. Investing cash flow from our continuing operations provided $51.2 million during the first quarter of 2002 compared with using $33.6 million during the first quarter of 2001. Our investing cash flow during 2002 included the receipt of $60.0 million associated with the sale of three of our oil and gas property interests (see below), offset in part by $8.8 million of exploration and development capital expenditures, including $1.1 million of expensed exploratory drilling and related costs. Our investing cash flow during 2001 included exploration and development capital expenditures of $34.6 million, which included $31.1 million of expensed exploratory drilling and related costs primarily associated with the West Delta Block 12 No. 1 and Garden Banks Block 272 No. 1 exploratory wells. Other capital expenditures, during the first quarter of 2001 included the costs incurred in recompletion operations at West Cameron Block 616 and Eugene Island Blocks 193/208/215, as well as initial recompletion costs associated with the development of our 2000 discoveries. We sold one lease during the first quarter of 2001 for $1.0 million. Investing cash flow associated with our discontinued sulphur operations totaled $0.6 million during the first quarter of 2002, which represented the sale of miscellaneous assets from the Main Pass sulphur facilities.

    Our financing activities resulted in a use of cash totaling $48.6 million during the first quarter of 2002 compared with providing cash of $11.2 million during the first quarter of 2001. Our continuing operations' financing activities used $49.6 million during the first quarter of 2002 primarily to repay the borrowings under our oil and gas credit facility (see below), compared to providing $0.2 million during the first quarter of 2001. Cash provided by our discontinued sulphur operations totaled $1.0 million during the first quarter of 2002 and $11.0 million during the first quarter of 2001, which represented the net borrowings under our sulphur credit facility for each of the respective periods.

     In February 2002, we sold three of our oil and gas properties for $60.0 million. Under terms of the sales agreement, we sold our ownership interests in Vermilion Block 196, Main Pass Blocks 86/97, and 80 percent of our interests in Ship Shoal Block 296. We have retained our interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296. We also have retained a potential reversionary interest in these properties equal to 75 percent of the transferred interests following payout of $60 million plus a specified annual rate of return. Whether or not payout ultimately occurs will depend upon future production and future market prices of both natural gas and oil, among other factors. Upon closing, we used the proceeds to repay all borrowings outstanding on the oil and gas credit facility ($51.7 million), which then was terminated. We are currently in discussions with certain banks for a new credit facility to be used to fund our working capital requirements. Our first-quarter operating results include a $29.2 million gain associated with this sales transaction (see "Results of Operations" above).

OPERATIONAL ACTIVITIES
Eugene Island Block 97 (Thunderbolt) The recompletion efforts at the Thunderbolt No. 2 well have been successfully completed and the well has been placed back on production. In a well test conducted on May 7, 2002, the gross daily production from the No. 2 well totaled approximately 10 million cubic feet per day (MMcf/d) of natural gas and 319 barrels of oil and condensate. The three wells that comprise the Thunderbolt field are currently averaging a gross daily production rate of approximately 16.3 MMcf/d of gas and 340 barrels of oil and condensate or approximately 18.3 million cubic feet of gas equivalent (MMcfe),
5.0 MMcfe net to our interests. We have an approximate 38.0 percent working interest and 27.2 net revenue interest in the Thunderbolt prospect, which is located approximately 25 miles offshore Louisiana in 27 feet of water.

Eugene Island Blocks 97/108/109 (Hornung Unit) The Hornung prospect is located south of and adjacent to our Thunderbolt prospect where we have participated in three discoveries over the past two years. On April 30, 2002, drilling commenced at the Eugene Island Block 108 (Hornung) No. 14 exploratory well. The well has a total planned measured depth of approximately 21,800 feet and the operator is currently running casing at approximately 6,000 feet measured depth. We currently have an approximate 40.0 percent working interest and 29.5 percent net revenue interest in the well, which is located approximately 25 miles offshore Louisiana in 32 feet of water.

Drilling Arrangements.   We have completed agreements with an
industry partner to fund certain exploration and development activities on certain of our prospects identified for drilling in 2002. We will retain a potentially significant reversionary interest in any discoveries made on these prospects. Over the past two years, our exploration team has undertaken an intensive process to evaluate our substantial acreage position from a technical standpoint and we have identified a group of over 20 prospects, which we believe to be high quality, involving deep exploration targets for natural gas accumulations in shallow waters near existing production infrastructure.

DECISION TO EXIT SULPHUR OPERATIONS
Sale Of Sulphur Transportation And Terminaling Assets
     On March 29, 2002, we entered into a definitive agreement to sell, subject to certain conditions, our sulphur transportation and terminaling assets to Gulf Sulphur Services Ltd., LLP, a new sulphur services joint venture to be owned by IMC Global Inc.
(IMC) and Savage Industries Inc. (Savage). IMC and Savage have agreed to contribute capital to the joint venture and are taking steps to secure additional financing to purchase the sulphur transportation and terminaling assets from us. Also, in connection with this proposed transaction, we entered into an agreement with IMC that would settle all our disputes with IMC and its subsidiaries with respect to our existing long-term sulphur supply contract with IMC (see Item. 1 "Legal Proceedings"). In these transactions, we have agreed to indemnification obligations with respect to the sulphur assets to be sold to the joint venture, including certain environmental issues, and with respect to the historical sulphur operations engaged in by us and our predecessor companies. In addition, we agreed that, upon closing of the transactions, we will assume, and indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC. See "Risk Factors" included in our 2001 Annual Report on Form 10-K.

     We expect to receive gross cash proceeds totaling $58 million upon the completion of the transactions, which we expect to occur no later than May 31, 2002. We will use proceeds from the sale, after payment of certain working capital items and transactions costs, to repay a substantial portion of the borrowings outstanding under the sulphur credit facility. We currently estimate that our payments will reduce the credit facility to approximately $8 million. We have reached an agreement to repay the remaining amounts outstanding by no later than September 30, 2002, subject to satisfaction of certain conditions. See Notes 2 and 3 for additional information regarding the sale of our sulphur transportation and terminaling assets and our arrangement to satisfy our sulphur debt obligations.

     We recorded a $10.8 million charge in our year-end 2001 financial statements to reduce the carrying values of the sulphur transportation and terminaling assets to their estimated fair value (see "Results of Operations" in our 2001 Annual Report on Form 10-K). We do not anticipate the sale of the sulphur transportation and terminaling assets will result in a material gain or loss during 2002.

MMS Bonding Requirement Settlement
     We have completed the initial reclamation activities at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. We incurred reclamation costs totaling $8.1 million in first quarter of 2001 associated with these initial reclamation activities. We have recently entered into contractual agreements with a third party to dismantle and remove the remaining Main Pass and Caminada sulphur facilities (see "Resolution of Sulphur Reclamation Obligations" below).

     In July 2001, the MMS, which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties, informed us that they were considering requiring us or Freeport Sulphur either to post a bond of approximately $35 million or to enter into other funding arrangements acceptable to the MMS, relative to reclamation of the Main Pass sulphur mine and related facilities as well as the Main Pass oil production facilities. In October 2001, Freeport Sulphur entered into a trust agreement with the MMS to provide financial assurances meeting the MMS requirements by February 3, 2002. Under terms of the agreement, we provided a non-cash financial assurance of $10 million to the MMS by the February 3, 2002 deadline. The remaining financial assurance requirements were expected to be fulfilled by a combination of a surety bond and additional non-cash financial assurances or otherwise through cash deposits made by Freeport Sulphur over a five-year period. The MMS extended the date to comply with the terms of this trust agreement until June 27, 2002. We expect that all of our sulphur reclamation obligation matters will be resolved by the extension date. See "Resolution of Sulphur Reclamation Obligations" below.

Resolution Of Sulphur Reclamation Obligations
     During February and March of 2002, Freeport Sulphur and Offshore Specialty Fabricators Inc. (OSFI) entered into definitive contractual agreements for the removal and dismantlement of all remaining Main Pass and Caminada sulphur facilities. OSFI will perform all reclamation activities for both of these mines, with work having commenced at Caminada in March 2002 and expected to be completed during the second quarter of 2002. OSFI expects to commence work at Main Pass within 30 days after completing its work at Caminada. Fifty percent of the Caminada mine reclamation contract cost will be paid by the original lease holder, which has a contractual obligation for its share of such costs. For our share of the total reclamation costs for both Main Pass and Caminada, Freeport Sulphur has conveyed to

OSFI title to certain assets that were part of our initial reclamation activities at Main Pass including the living quarters, a marine vessel previously used to service the Main Pass sulphur mining operations and dock facilities in Venice, Louisiana. OSFI will be entitled to receive Freeport Sulphur's economic interests in its oil operations at Main Pass, as further discussed below.

     As previously disclosed on March 27, 2002, Freeport Sulphur and OSFI entered into an agreement to sell Freeport Sulphur's Main Pass oil assets to a third party with the proceeds to be paid to OSFI as part of its compensation for the dismantlement and reclamation of the Main Pass sulphur mine and related facilities. That agreement has been terminated. Freeport Sulphur and OSFI expect either to sell the Main Pass oil assets to a third party, with the proceeds of any sale being paid to OSFI, or to transfer these assets to OSFI.

     OSFI will also receive any initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations and potentially for other business services in support of the offshore petroleum industry, including potentially the storage of crude oil and natural gas. We are in negotiations with other third parties to establish this new business enterprise's non-hazardous oilfield waste disposal operations, while we seek the final regulatory approval of such operations from the MMS. If this business enterprise is successfully established, we would receive a negotiated share of the revenues or profits of the enterprise, which would be operated by another company.

     We expect to record a gain during 2002 in connection with the above transactions. We also believe that our future sulphur bonding issues with the MMS will be effectively resolved with the transactions described above.

Discontinued Sulphur Operations

     A summary of the decrease in the revenues of our discontinued sulphur operations between the periods follows (in thousands):

                                                First
                                               Quarter
                                             -----------
     Sulphur revenues - prior year period    $    27,678
     Decrease
        Sales volumes                             (3,324)
        Price realization                         (8,111)
     Other                                           (20)
                                             -----------
     Sulphur revenues - current year period  $    16,223
                                             ===========

     Our sulphur revenues decreased by 41 percent during the first quarter of 2002 when compared with the first quarter of 2001. This decrease reflects an approximate 12 percent decrease in sales volumes resulting from reduced demand because of depressed conditions in the historically cyclical phosphate
fertilizer industry, the principal consumer of sulphur.    These
conditions also contributed to the approximate 33 percent decrease in average realized sulphur prices to $36.29 per long ton in the first quarter of 2002 from $54.41 per long ton in the first quarter of 2001.

     Sulphur production and delivery costs for the first quarter of 2002 totaled $13.8 million compared with $35.5 million for the first quarter of 2001. This decrease primarily reflects the reduced costs to purchase our sulphur from U.S oil refiners and gas processors together with the reduced volumes sold during the first quarter of 2002. Our first-quarter 2001 production costs included a $5.4 million charge to adjust our sulphur inventory to its net realizable value at March 31, 2001, which reflected the decreases in sulphur market prices.

     General and administrative expenses for the first quarter of 2002 totaled $0.8 million compared with $1.4 million in the first quarter of 2001. The decrease reflects the plan to exit our sulphur operations. Interest expense during the first quarter of 2002 totaled $1.7 million compared with $1.4 million during the first quarter of 2001. The increase primarily reflects the increased borrowings under our sulphur credit facility (see Note 3).

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

      This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our financial plan to address our liquidity issues and our business plan for 2002; statements regarding our need for, and the availability of, financing; our ability to complete the transactions to sell our sulphur transportation and terminaling assets, settle the disputes with IMC and generate proceeds of approximately $58 million; our ability to sell the Main Pass oil lease and to satisfy the MMS reclamation obligations with respect to Main Pass and Caminada; our ability to conduct an equity offering; our ability to arrange for an industry participant to fund our exploration activities with respect to our prospects; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and gas prices; amounts and timing of capital expenditures and reclamation costs; and other environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under "Risk Factors" included in Items 1. and 2. "Business and Properties" in our 2001 Annual Report on Form 10-K.


                   ------------------------

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

     During 2002 Freeport Sulphur elected under the sulphur supply agreement not to supply optional quantities available under the contract totaling 500,000 tons. IMC disputed this right and requested that the court issue a declaratory judgment confirming its view. IMC has also withheld payments for 2002 amounts we consider due under the contract through March 31, 2002 in the aggregate amount of approximately $2.1 million and has indicated that it plans to continue withholding these payments. Freeport Sulphur filed for summary judgment with respect to the IMC claim. Freeport Sulphur also filed a claim for underpayment of additional amounts for 2002 and 2001 with respect to the pricing formula used in a contract based upon IMC's improper calculation of the price. The court has not ruled on any of these recent claims and motions.

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

    Other than the proceedings discussed above, we may from time to time be involved in various

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) During the period covered by this Quarterly Report on Form 10-Q and through May 9, 2002 the registrant filed five Current Reports on Form 8-K. McMoRan filed four Current Reports on Form 8-K reporting events under Item 5 dated January 28, 2002, February 1, 2002, March 11, 2002 and April 1, 2002. McMoRan also filed a Current Report on Form 8-K reporting events under Items 2 and 7 dated February 22, 2002.



                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By:   /s/ C. Donald Whitmire, Jr.
                                 ------------------------------
                                       C. Donald Whitmire, Jr.
                                    Vice President and Controller-
                                         Financial Reporting
                                     (authorized signatory and
                                    Principal Accounting Officer)
Date:  May 10, 2002

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

10.1       Main Pass 299 Sulphur and Salt Lease, effective May 1,
          1988. (Incorporated by reference to Exhibit 10.1 to McMoRan's 2001 Annual Report on Form 10-K (the McMoRan
          2001 Form 10-K)).

10.2       Joint Operating Agreement by and between Freeport-
          McMoRan Resource Partners, IMC-Fertilizer, Inc. and
          Felmont Oil Corporation, dated as of May 1, 1988
          (Incorporated by reference to Exhibit 10.2 to McMoRan's
          2001 Form 10-K).

10.3 Agreement to Coordinate Operating Agreements by and between Freeport-McMoRan Resource Partners,
          IMC-Fertilizer and Felmont Oil Corporation, dated as of May 1, 1988 (Incorporated by reference to Exhibit 10.3 to McMoRan's 2001 Form 10-K).

10.4 Joint Operating Agreement by and between Freeport-McMoRan Resource Partners, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated as of June 5, 1990 (Incorporated by reference to Exhibit 10.4 to McMoRan's 2001 Form 10-K).

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

10.7 Processing and Marketing Agreement between the Freeport Sulphur (a division of Freeport-McMoRan Resource
          Partners) and Felmont Oil Corporation dated as of June
          19, 1990 (Processing Agreement) (Incorporated by reference to Exhibit 10.7 to McMoRan's 2001 Form 10-K).

10.8       Amendment Number 1 to the Processing Agreement
          (Incorporated by reference to Exhibit 10.8 to McMoRan's
          2001 Form 10-K).

10.9       Amendment Number 2 to the Processing Agreement
          (Incorporated by reference to Exhibit 10.9 to McMoRan's
          2001 Form 10-K).

10.10 Agreement for Sulphur Supply, as amended, dated as of July 1, 1993 among Freeport-McMoRan Resource Partners, IMC Fertilizer and IMC-Agrico Company (Sulphur Supply Agreement) (Incorporated by reference to Exhibit 10.10 to McMoRan's 2001 Form 10-K).

10.11      Side letter with IGL regarding the Sulphur Supply
          Agreement (Incorporated by reference to Exhibit 10.11 to McMoRan's 2001 Form 10-K).

10.12 Services Agreement dated as of November 17, 1998 between McMoRan and FM Services Company. (Incorporated by reference to Exhibit 10.11 to McMoRan 1998 Form 10-K).

10.13      Participation Agreement between McMoRan Oil & Gas and
          Gerald J.  Ford dated as of December 15, 1997
          (Incorporated by reference to Exhibit 10.13 to McMoRan's 2001 Form 10-K).

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

10.22 Amended and Restated Credit Agreement dated June 15, 2000 among McMoRan Oil and Gas, as borrower, Chase Bank of Texas, National Association, as agent and the Lenders Signatory thereto. (Incorporated by reference to Exhibit 10.31 to McMoRan's Second- Quarter 2000 Form 10-
          Q).

10.23 Second Amendment and Supplement to Amended and Restated Credit Agreement dated November 14, 2001, among McMoRan Oil and Gas, as borrower, The Chase Manhattan Bank (formerly Chase Bank of Texas, National Association) as agent and the Lender Signatory thereto (Incorporated by reference to Exhibit 10.23 to McMoRan's 2001 Form 10-K).

10.24 Asset Sale Agreement for Main Pass Block 299 between Freeport-McMoRan Resource Partners, Limited Partnership (Freeport-McMoRan Resource Partners) and Chevron USA, Inc. dated as of May 2, 1990 (Incorporated by reference to Exhibit 10.24 to McMoRan's 2001 Form 10-K).

10.25      Asset Purchase Agreement between Freeport-McMoRan
          Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase Agreement)
          (Incorporated by reference to Exhibit 10.25 to McMoRan's 2001 Form 10-K).

10.26 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995 (Incorporated by reference to Exhibit
          10.26 to McMoRan's 2001 Form 10-K).

10.27      Agreement for Purchase and Sale dated as of August 1,
          1997 between FM Properties Operating Co. and McMoRan Oil & Gas (Incorporated by reference to Exhibit 10.27 to
          McMoRan's 2001 Form 10-K).

10.28      Asset Purchase Agreement dated effective December 1,
          1999 between SOI Finance Inc., Shell Offshore Inc. and
          McMoRan Oil & Gas. (Incorporated by reference to Exhibit
          10.33 in the McMoRan 1999 Form 10-K).

10.29      Employee Benefits Agreement by and between Freeport-
          McMoRan Inc. and Freeport Sulphur (Incorporated by reference to Exhibit 10.29 to McMoRan's 2001 Form 10-K).

10.30 Amendment dated as of October 31, 2001 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000 and as amended as of August 31, 2001, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto (Incorporated by reference to Exhibit 10.30 to McMoRan's 2001 Form 10-
          K)..

10.31 Amendment dated as of January 31, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001 and as amended October 31, 2001, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto (Incorporated by reference to Exhibit 10.31 to McMoRan's 2001 Form 10-K).

10.32 Amendment dated as of February 22, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001, as amended October 31, 2001 and as amended as of January 31, 2002, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto (Incorporated by reference to Exhibit 10.32 to McMoRan's 2001 Form 10-K).

10.33 Amendment dated as of March 1, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001, as amended October 31, 2001, as amended as of January 31, 2002, and as amended as of February 22, 2002, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto (Incorporated by reference to Exhibit 10.33 to McMoRan's 2001 Form 10-K).

10.34 Amendment dated as of April 3, 2002 to the Credit Agreement dated December 31, 1997, as amended and restated as of November 17, 1998, as amended as of January 20, 1999, as amended as of August 11, 2000, as amended as of August 31, 2001, as amended October 31, 2001, as amended as of January 31, 2002, as amended as of February 22, 2002 and as amended as of March 1, 2002, among Freeport Sulphur, as borrower, McMoRan as Guarantor and, the financial institutions thereto (Incorporated by reference to Exhibit 10.34 to McMoRan's 2001 Form 10-K).

10.35 Third Amendment and Supplement to Amended and Restated Credit Agreement dated as of January 25, 2002, among McMoRan Oil & Gas LLC, The Chase Manhattan Bank, and the Lenders Signatory thereto (Incorporated by reference to Exhibit 10.35 to McMoRan's 2001 Form 10-K).

10.36 Purchase and Sales agreement dated January 25, 2002 but effective January 1, 2002 by and between McMoRan Oil & Gas and Halliburton Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 to McMoRan's Current Report on Form 8-K dated February 22, 2002.)

10.37 Purchase and Sale Agreement dated as of March 29, 2002 by and among Freeport Sulphur, McMoRan, MOXY and Gulf
          Sulphur Services Ltd., LLP.

10.38 Turnkey contract for the reclamation removal, site clearance and scrapping of Main Pass Block 299 dated as of March 2, 2002 between Offshore Specialty Fabricators
          Inc. and Freeport Sulphur.

           Executive and Director Compensation Plans and
          Arrangements (Exhibits 39 through 51).

10.39 McMoRan Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.40 McMoRan 1998 Stock Option Plan. (Incorporated by reference to Annex D to the McMoRan S-4).

10.41 McMoRan 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to McMoRan's Second-Quarter
          2000 Form 10-Q).

10.42      Stock Bonus Plan (Incorporated by reference from
          McMoRan's Registration Statement on Form S-8
          (Registration No. 333-67963) filed with the SEC on November 25, 1998.

10.43      McMoRan 1998 Stock Option Plan for Non-Employee
          Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.44 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.45 McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998. (Incorporated by reference to Exhibit 10.13 to McMoRan's 1998 Form 10-K).

10.46 McMoRan 2001 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.35 to McMoRan's First-Quarter
          2001 Form 10-Q).

10.47 McMoRan 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.36 to McMoRan's Second-Quarter
          2001 Form 10-Q).

10.48 Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1,
          1991)(assigned to FM Services as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.49      Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated February 5, 2001. (Incorporated by reference to Exhibit 10.36b to McMoRan's 2000 Form 10-K).

10.50      Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated December 13, 2001 (Incorporated by reference to Exhibit 10.49 to McMoRan's 2001 Form 10-K).

10.51      Supplemental Agreement between FM Service and Morrison
          C. Bethea dated October 15, 2001, providing an Amendment to the Consulting Agreement of November 1, 1993 as amended and Supplemental Agreement of December 21, 1999 (Incorporated by reference to Exhibit 10.49 to McMoRan's 2001 Form 10-K).

15.1 Letter dated May 9, 2002 from Arthur Andersen LLP regarding the unaudited interim financial statements.