Form 10-Q
period 2002-06-30
MCMORAN EXPLORATION CO /DE/
filed 2002-08-14
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 2002



                Commission File Number: 001-07791



                     McMoRan Exploration Co.



Incorporated in Delaware                      72-1424200
                                    (IRS Employer Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


Registrant's telephone number, including area code:  (504)582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


    On June 30, 2002, there were issued and outstanding
15,998,832 shares of the registrant's Common Stock, par value
$0.01 per share.



                     McMoRan Exploration Co.
                        TABLE OF CONTENTS

                                                           Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                         3

            Statements of Operations                         4

            Statements of Cash Flows                         5

            Notes to Financial Statements                    6

          Remarks                                           11

          Report of Independent Public Accountants          11

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      12

        Part II.  Other Information                         21

        Signature                                           22

        Exhibit Index                                       E-1


                     McMoRan Exploration Co.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.


                  McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)


                                                     June 30,    December 31,
                                                       2002          2001
                                                    ----------    ---------
                                                         (In Thousands)
ASSETS
Cash and cash equivalents, continuing operations    $   27,201    $     -
Cash and cash equivalents from discontinued
 sulphur operations, entire amount restricted
 at June 30, 2002                                        9,055          500
Accounts receivable                                      5,773       10,892
Inventories                                                598          690
Prepaid expenses                                         1,049          270
Current assets from discontinued sulphur
 operations, excluding cash                              2,021       12,477
                                                    ----------    ---------
  Total current assets                                  45,697       24,829
Property, plant and equipment, net                      60,185       98,519
Sulphur business assets, net                               355       54,607
Other assets, including restricted cash
 of $3.5 million                                         4,078       11,731
                                                    ----------    ---------
Total assets                                        $  110,315    $ 189,686
                                                    ==========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                    $   10,642    $  20,862
Accrued liabilities                                      8,224       15,192
Borrowings outstanding on sulphur credit facility          -         55,000
Current portion of oil and gas credit facility             -          2,000
Current portion of accrued oil and gas
 reclamation costs                                         702          398
Current liabilities from discontinued sulphur           15,810       15,753
 operations
Other                                                      764          305
                                                    ----------    ---------
     Total current liabilities                          36,142      109,510
Accrued sulphur reclamation costs                       48,706       63,876
Accrued oil and gas reclamation costs                   17,524       18,278
Long-term borrowings on oil and gas credit facility        -         47,657
Contractual postretirement obligation                   21,344       21,122
Other long-term liabilities                             18,518       17,015
Mandatorily redeemable convertible preferred stock      33,777          -
Stockholders' deficit                                  (65,696)     (87,772)
                                                    ----------    ---------
Total liabilities and stockholders' deficit         $  110,315    $ 189,686
                                                    ==========    =========


The accompanying notes are an integral part of these financial statements.


                  McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                   --------------------   -------------------
                                     2002       2001       2002       2001
                                   --------   ---------   --------   --------
                                    (In Thousands, Except Per Share Amounts)
Revenues                           $ 11,400   $  16,093   $ 24,986   $ 31,891
Costs and expenses:
Production and delivery costs         6,272       9,452     12,690     19,236
Depreciation and amortization         3,892       4,064     10,597      7,155
Exploration expenses                  1,150      12,473      4,553     47,899
General and administrative expenses   2,135       4,364      3,857      7,880
Gain on disposition of oil and gas
 properties                            (886)        -      (30,084)       -
                                   --------   ---------   --------   --------
    Total costs and expenses         12,563      30,353      1,613     82,170
                                   --------   ---------   --------   --------
Operating income (loss)              (1,163)    (14,260)    23,373    (50,279)
Interest expense                        (22)        (89)      (543)      (357)
Other income, net                        36          62         59        428
Provision for income taxes              -           -           (7)       -
                                   --------   ---------   --------   --------
Income (loss) from continuing
 operations                          (1,149)    (14,287)    22,882    (50,208)
Loss from discontinued sulphur
 operations                          (1,324)     (4,730)    (1,316)   (13,597)
                                   --------   ---------   --------   --------
Net income (loss)                    (2,473)    (19,017)    21,566    (63,805)
Preferred dividends                     (49)        -          (49)       -
                                   --------   ---------   --------   --------
Net income (loss) applicable to
 common stock                      $ (2,522)  $ (19,017)  $ 21,517   $(63,805)
                                   ========   =========   ========   ========

Net income (loss) per share of common stock:
Basic net income (loss) from
 continuing operations               $(0.08)     $(0.90)     $1.43     $(3.16)
Basic net loss from discontinued
 sulphur operations                   (0.08)      (0.30)     (0.08)     (0.86)
                                     ------      ------      -----     ------
Basic net income (loss) per share
 of common stock                     $(0.16)     $(1.20)     $1.35     $(4.02)
                                     ======      ======      =====     ======

Diluted net income (loss) from
 continuing operations               $(0.08)     $(0.90)     $1.40     $(3.16)
Diluted net loss from discontinued
 sulphur operations                   (0.08)      (0.30)     (0.08)     (0.86)
                                     ------      ------      -----     ------
Diluted net income (loss) per
 share of common stock               $(0.16)     $(1.20)     $1.32     $(4.02)
                                     ======      ======      =====     ======
Average common shares outstanding:
 Basic                               15,977      15,861     15,946     15,856
                                     ======      ======     ======     ======
 Diluted                             15,977      15,861     16,349     15,856
                                     ======      ======     ======     ======


The accompanying notes are an integral part of these financial statements.


                     McMoRan EXPLORATION CO.
              STATEMENTS OF CASH FLOWS (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                         --------------------
                                                            2002       2001
                                                         --------   ---------
                                                             (In Thousands)
Cash flow from operating activities:
Net income (loss)                                        $ 21,517   $ (63,805)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Loss from discontinued sulphur operations                1,316       13,597
  Depreciation and amortization                            10,597       7,155
  Exploration drilling and related expenditures             2,568      36,680
  Gain on disposition of oil and gas properties           (30,084)        -
  Change in assets and liabilities:
  Reclamation and mine shutdown expenditures                 (174)        -
  Other                                                      (686)        902
  (Increase) decrease in working capital:
      Accounts receivable                                   3,947      (1,621)
      Accounts payable and accrued liabilities             (8,661)      2,142
      Inventories and prepaid expenses                       (686)       (477)
                                                         --------   ---------
Net cash used in continuing operations                       (346)     (5,427)
Net cash provided by (used in) discontinued
  sulphur operations                                        1,979     (15,243)
                                                         --------   ---------
Net cash provided by (used in) operating activities         1,633     (20,670)
                                                         --------   ---------

Cash flow from investing activities:
Exploration, development and other capital expenditures   (13,695)    (64,498)
Proceeds from disposition of oil and gas properties        60,000       1,291
                                                         --------   ---------
Net cash provided by (used in) continuing operations       46,305     (63,207)
Net cash provided by discontinued sulphur operations       58,576       3,243
                                                         --------   ---------
Net cash provided by (used in) investing activities       104,881     (59,964)
                                                         --------   ---------
Cash flow from financing activities:
Net proceeds from equity offering                          33,777         -
Repayment of borrowings on oil and gas credit facility    (49,657)        -
Net borrowings on oil and gas credit facility                 -        23,000
Other                                                         122         328
                                                         --------   ---------
Net cash (used in) provided by continuing operations      (15,758)     23,328
Net cash (used in) provided by discontinued
 sulphur operations                                       (55,000)     12,000
                                                         --------   ---------
Net cash (used in) provided by financing activities       (70,758)     35,328
                                                         --------   ---------
Net increase (decrease) in cash and cash equivalents       35,756     (45,306)
Restricted cash of discontinued sulphur operations         (9,055)        -
                                                         --------   ---------
Net increase (decrease) in unrestricted cash and
 cash equivalents                                          26,701     (45,306)
Cash and cash equivalents at beginning of year                500      48,906
                                                         --------   ---------
Cash and cash equivalents at end of period               $ 27,201   $   3,600
                                                         ========   =========


The accompanying notes are an integral part of these financial statements.

                    McMoRan EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
McMoRan Exploration Co.'s (McMoRan) financial statements are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 2, McMoRan faced significant liquidity issues in 2002 as a result of adverse business conditions with its former sulphur operations and significant nonproductive exploratory drilling costs incurred during 2001 and 2000. As discussed in Note 2 below, management has substantially implemented its financial plan to address these issues, and believes that the company has the financial resources to conduct its business plan. Management is addressing its
remaining reclamation obligation at Main Pass.   The ultimate
resolution of this matter involves inherent uncertainties and conditions beyond the control of McMoRan. The accompanying financial statements have been prepared on the basis that McMoRan will continue as a "going concern" and do not include any adjustments that might result from the outcome of such uncertainties.

  As a result of McMoRan's exit from the sulphur business, as evidenced by its sale of substantially all of its sulphur assets
(Note 2), its sulphur results have been presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business held for sale have been separately shown for all periods presented.

2.  CAPITAL RESOURCES and LIQUIDITY
As discussed in Note 1, McMoRan has taken significant steps to address its financial liquidity requirements and has developed and substantially implemented a financial plan that McMoRan believes provides it the financial resources to conduct its business plan. McMoRan's business plan for the remainder of 2002 and 2003 is to drill, or have third parties drill, its high-potential, high-risk, deep-gas exploratory prospects in the shallow-waters of the Gulf of Mexico.

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

     McMoRan used the proceeds from this transaction to repay all borrowings under its oil and gas credit facilities, which totaled $51.7 million on February 22, 2002, and to fund a portion of its working capital requirements. The credit facilities were terminated at that time. McMoRan recorded a gain on the sale of its interests in these properties, which commenced production in mid-2001, totaling $29.2 million during the first quarter of 2002.

Sulphur Reclamation Obligations
McMoRan and Freeport McMoRan Sulphur LLC (Freeport Sulphur), McMoRan's wholly owned subsidiary formerly engaged in the sulphur business and currently engaged in the production of oil from Main Pass Block 299 (Main Pass), are parties to a trust agreement with the Minerals Management Service (MMS) to provide financial assurances regarding the future costs associated with the Main Pass reclamation activities. Freeport Sulphur was required to provide these financial assurances to the MMS by June 27, 2002, but the MMS granted Freeport Sulphur an extension of this
requirement to September 27, 2002.   McMoRan's plan to satisfy
these requirements is currently in progress, as further described below.

    In the first quarter of 2002, Freeport Sulphur and Offshore Specialty Fabricators Inc. (OSFI) entered into contractual agreements for the dismantlement and removal (reclamation) of the Main Pass and Caminada sulphur mines and related facilities
located offshore in the Gulf of Mexico.   OSFI commenced its
reclamation activities at the Caminada mine in late March 2002 and its operations at the site are now substantially complete.

During the second quarter of 2002, McMoRan recorded a $5.0 million gain associated with the substantial resolution of its Caminada sulphur reclamation obligations and the related conveyance of assets to OSFI, as further discussed below. The gain on the resolution of the Caminada reclamation obligation is included in the caption "loss from discontinued sulphur operations"in the accompanying statements of operations. OSFI commenced its initial reclamation work at Main Pass in August 2002.

     As payment of its share of these reclamation costs, Freeport Sulphur conveyed certain assets to OSFI including a supply service boat, Freeport Sulphur's dock facilities in Venice, Louisiana, and certain assets previously salvaged by Freeport Sulphur during a prior reclamation phase at Main Pass. In addition to these conveyed assets, Freeport Sulphur agreed to provide to OSFI the proceeds from the sale of its economic interest in the Main Pass oil operations and certain initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations.

      When the contractual agreements between Freeport Sulphur and OSFI were consummated, the parties expected to dispose of the Main Pass oil facilities and related reclamation obligation through a sale or monetization of those assets to a third party and payment of the sales proceeds to OSFI as it completed the Main Pass sulphur reclamation activities. In addition, Freeport Sulphur has been engaged in on-going activities to obtain regulatory approval from the MMS to enable the establishment of a new business enterprise to use certain of the Main Pass sulphur facilities and infrastructure for non-hazardous oilfield waste disposal. At the time of the consummation of the contractual agreements with OSFI, Freeport Sulphur contemplated that the establishment of this new business enterprise would provide initial payments by a third party to OSFI, and a retention of a negotiated share of the revenues or profits of the enterprise operated by the third party, which would be shared by OSFI and Freeport Sulphur.

     Subsequently, Freeport Sulphur identified other potentially attractive business opportunities for certain of the Main Pass sulphur facilities in support of the offshore petroleum industry, including the storage of natural gas and crude oil, as it continues efforts to establish the non-hazardous oilfield waste disposal enterprise. Freeport Sulphur is currently engaged in discussions with other companies and financial investors regarding participation in these business opportunities. In addition, Freeport Sulphur and OSFI are currently engaged in discussions regarding the compensation to OSFI for its reclamation activities with respect to Main Pass. The outcome of these discussions may result in modifications to the existing contractual arrangements and may involve the payment of cash to OSFI in lieu of certain or all of the rights to property interests to be provided to OSFI described above.

Sale of Sulphur Transportation and Terminaling Assets
On June 14, 2002, Freeport Sulphur sold substantially all the assets used in its sulphur transportation and terminaling business to Gulf Sulphur Services Ltd., LLP, a new sulphur joint venture owned equally by IMC Global Inc. (IMC) and Savage Industries Inc. In connection with this transaction, McMoRan and IMC settled all outstanding disputes between the companies and their respective subsidiaries. In addition, Freeport Sulphur's contract to supply sulphur to IMC also terminated upon completion of the transactions. The transactions provided Freeport Sulphur with $58.0 million in gross proceeds, which it used to fund its remaining sulphur working capital requirements, transaction costs and to repay a substantial portion of its borrowings under the sulphur credit facility (Note 3). At June 30, 2002, approximately $9.1 million of the funds from these transactions remained deposited in various restricted escrow accounts, which will be used to fund Freeport Sulphur's remaining sulphur working capital requirements and to provide funding for certain retained environmental obligations as further discussed below. As a result of these transactions, McMoRan recorded a $2.8 million loss during the second quarter of 2002, which is located in the accompanying statements of operations included in "loss from discontinued sulphur operations."

     The assets sold to Gulf Sulphur Services included Freeport Sulphur's terminal facilities at Galveston, Texas, its terminals at Tampa and Pensacola, Florida, its marine transportation assets and other assets and commercial contracts associated with its sulphur transportation and terminaling business. Freeport Sulphur's terminal facility at Port Sulphur, Louisiana was not transferred to the Gulf Sulphur Services and is being actively marketed separately.

     In connection with these preceding transactions, McMoRan has also agreed to be responsible for any historical environmental obligations relating to its sulphur transportation and terminaling assets and has also agreed to indemnify Gulf Sulphur Services and IMC from any liabilities with respect to the historical sulphur operations engaged in by Freeport Sulphur and its predecessor companies, including reclamation obligations. In addition, McMoRan assumed, and agreed to indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC.

Additional Capital
On June 21, 2002, McMoRan completed a $35 million public offering of 1.4 million shares of 5% mandatorily redeemable convertible preferred stock (Note 4). Proceeds received from the offering totaled $33.8 million, net of an underwriting discount of $1.1
million and certain other issuance costs.   McMoRan used a
portion of the proceeds from the offering to repay all remaining borrowings outstanding under its now-terminated sulphur credit facility (Note 3) and will use the remaining funds for its working capital requirements and other general corporate purposes. In July 2002, MOXY entered into a one-year, $10 million revolving bank credit facility agreement that currently provides it with borrowing capacity of $4.5 million (Note 3). McMoRan is also considering the sale of additional oil and gas properties to raise additional capital.

Exploration Funding Arrangements
In May 2002, MOXY entered into a farm-out agreement with El Paso Production Company (El Paso) that provides for the funding of exploratory drilling and related development costs with respect to four of its high-potential, deep-gas prospects in the shallow waters of the Gulf of Mexico. MOXY retains a potentially significant reversionary interest in any discoveries made on these prospects. Under the program, El Paso will fund all exploratory drilling and development costs and will own 100 percent of the program's interests in the four prospects until aggregate production to the program totals 100 billion cubic feet of gas equivalent (Bcfe). After aggregate production of 100 Bcfe, ownership of 50 percent of the program's interests would revert back to MOXY. The four prospects in the exploration program are "Hornung" at Eugene Island Block 108 (28-foot water depth), "JB Mountain" at South Marsh Island Block 223 (10-foot of water depth), "Lighthouse Point- Deep" at South Marsh Island Block 207 (16-foot water depth) and "Mound Point" at Louisiana State Lease 340 (10-foot water depth). Drilling commenced at the Hornung prospect in April 2002 and at JB Mountain and Lighthouse Point-Deep in June 2002. MOXY plans to enter into additional farm-out or other exploration arrangements with other oil and gas industry participants for other prospects.
                   __________________________

      McMoRan believes that the completed transactions described above have substantially resolved its near-term financial liquidity requirements for the remainder of 2002 and 2003. McMoRan continues to actively pursue the completion of the Main Pass reclamation activities and satisfaction of the related obligation; however, because this matter involves inherent uncertainties beyond McMoRan's control, there can be no assurance that it will be resolved as described above.

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

3.   BANK CREDIT FACILITIES
Freeport Sulphur's borrowings under the sulphur credit facility totaled $55.0 million at December 31, 2001. On June 13, 2002, borrowings under the sulphur credit facility totaled $58.5 million. On June 14, 2002, after closing of the sale of the sulphur transportation and terminaling assets (Note 2), Freeport Sulphur repaid a substantial portion of these outstanding borrowings and the availability under the sulphur credit facility was reduced to $8 million. On June 21, 2002, after completion of McMoRan's pubic equity offering (Notes 2 and 4), Freeport Sulphur repaid all remaining borrowings outstanding ($5.0 million) under the facility, which was then terminated.

    In July 2002, MOXY entered into one-year, $10 million revolving bank credit facility with Hibernia National Bank. Amounts available for borrowing under this facility are subject to a borrowing base, which currently provides MOXY up to $4.5 million of borrowing capacity under the facility. The amount available under the facility will decrease by $0.5 million per month beginning in August 2002. The variable rate loan is secured by all of MOXY's oil and gas producing properties and is guaranteed by McMoRan. At the time of this filing, MOXY has made no borrowings under this credit facility.

4.   MANDATORILY REDEEMABLE PREFERRED STOCK
As previously discussed in Note 2, on June 21, 2002, McMoRan completed a $35 million public offering of 1.4 million shares of its 5% mandatorily redeemable convertible preferred stock. Each $25 share provides for a quarterly cash dividend of $0.3125 per share ($1.25 per share annually) and is convertible at the option of the holder at any time into 5.1975 shares of McMoRan's common stock, which is equivalent to $4.81 per common share representing a 20 percent premium over McMoRan's common stock closing price on June 17, 2002. McMoRan may redeem the preferred stock after June 30, 2007 and must redeem the stock by June 30, 2012. Any redemption by McMoRan must be made in cash.


5.   EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                  --------------------   ------------------
                                    2002        2001       2002       2001
                                  --------   ---------   --------  ---------
Diluted net income per share
 of common stock:
Income (loss) from continuing
 operations                       $ (1,149)  $ (14,287)  $ 22,882  $ (50,208)
Preferred dividends                    (49)        -          (49)       -
                                  --------   ---------   --------  ---------
Diluted income (loss) from
 continuing operations before
 assumed conversion                 (1,198)    (14,287)    22,833    (50,208)
Add:  Preferred dividends from
 assumed conversion                    -           -           49        -
                                  --------   ---------   --------  ---------
Diluted income (loss) from
 continuing operations              (1,198)    (14,287)    22,882    (50,208)
Loss from discontinued sulphur
 operations                         (1,324)     (4,730)    (1,316)   (13,597)
                                  --------   ---------   --------  ---------
Diluted net income (loss)
 applicable to common stock       $ (2,522)  $ (19,017)  $ 21,566  $ (63,805)
                                  ========   =========   ========  =========

Weighted average common shares
 outstanding                        15,977      15,861     15,946     15,856
Dilutive stock options                  -  a        -  a        1         -  a
Assumed conversion of preferred
 stock                                  -           -         402 b       -
                                  --------   ---------   --------  ---------
Weighted average common shares
 outstanding for purposes of
 calculating diluted net income
 per share                          15,977     15,861      16,349     15,856
                                  --------   ---------   --------  ---------

Diluted net income (loss) from
 continuing operations              $(0.08)    $(0.90)      $1.40     $(3.16)
Diluted net loss from
 discontinued sulphur operations     (0.08)     (0.30)      (0.08)     (0.86)
                                    ------     ------       -----     ------
Diluted net income per share        $(0.16)    $(1.20)      $1.32     $(4.02)
                                    ======     ======       =====     ======


a. Excludes options that otherwise would have been included in the diluted per share calculation but would make the calculations anti-dilutive considering the net loss incurred during the periods. Excluded options represented 1,000 shares during the second quarter of 2002, 55,000 shares during the second quarter of 2001 and 72,000 shares for the six months ended June 30, 2001.
b. Assumes the conversion of the 1.4 million shares of 5% convertible preferred stock into approximately 7.3 million shares of McMoRan common stock (Note 4). The effect of the assumed conversion during the second quarter of 2002 (10 days) equates to approximately 0.4 million shares of McMoRan common stock.

     Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                                    Second Quarter        Six Months
                                   ----------------    ----------------
                                     2002     2001       2002     2001
                                   -------  -------    -------  -------
Outstanding options (in thousands)   3,503    1,836      3,503    1,822
Average exercise price             $ 14.84  $ 18.60    $ 14.84  $ 18.63


6. RATIO OF EARNINGS TO FIXED CHARGES AND COMPREHENSIVE INCOME McMoRan's ratio of earnings to fixed charges calculation was 5.7 to 1 for the six months ended June 30 2002, while the same calculation resulted in a shortfall of $52.8 million for the six months ended June 30, 2001. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

McMoRan had no items of other comprehensive income in 2002.
McMoRan's total comprehensive loss for the periods ended June 30, 2001 follows (in thousands):

                                             Second       Six
                                             Quarter     Months
                                            ---------   ---------
Net loss                                    $ (19,017)  $ (63,805)
Other comprehensive loss:
Cumulative effect loss of change in                -         (492)
accounting principle
Change in unrealized derivatives' fair value      (73)       (245)
Reclassification to earnings                      215         436
                                            ---------   ---------
Total comprehensive loss                    $ (18,875)  $ (64,106)
                                            =========   =========

7. DISCONTINUED SULPHUR OPERATIONS
In June 2002, McMoRan sold its sulphur transportation and terminaling assets to a newly formed sulphur services joint venture, in which McMoRan does not own any interest (Note 2).

     Following is a summary of McMoRan's sulphur operations, which are reflected on a net basis within loss from discontinued sulphur operations in the accompanying statements of operations
(in thousands):

                                  Three Months        Six Months Ended
                                  Ended June 30,          June 30,
                              -------------------   --------------------
                                2002       2001       2002       2001
                              --------   --------   --------   ---------
Revenues                      $ 14,587   $ 15,429   $ 30,810   $  43,107
Production and delivery         15,195     16,692     28,326      52,172
Depreciation and amortization     -           751        646       3,000
General and administrative
  expenses                       1,152      1,372      1,963       2,781
                              --------   --------   --------   ---------
     Operating loss             (1,760)    (3,386)      (125)    (14,846)
Interest expense                (1,793)    (1,371)    (3,455)     (2,729)
Other income, net                2,229 a       27      2,264 a     3,978
                              --------   --------   --------   ---------
Net loss                      $ (1,324)  $ (4,730)  $ (1,316)  $ (13,597)
                              ========   ========   ========   =========


a. Reflects $5.0 million gain associated with the substantial resolution of McMoRan's Caminada sulphur reclamation obligation partially offset by the $2.8 million loss incurred from the sale of its sulphur transportation and terminaling assets (Note
 2).

8.  NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. McMoRan will be required to recognize the cumulative-effect for changes in its retirement obligation liabilities, asset retirement costs and accumulated depreciation in the period this standard is adopted. McMoRan has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but it has not completed this analysis or determined whether this new standard will be adopted prior to its required effective adoption date of January 1, 2003.

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






               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of June 30, 2002 and the related statements of operations for the three-month and six-month periods ended June 30, 2002 and the statement of cash flows for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management. The accompanying statements of operations for the three-month and six-month periods ended June 30, 2001 and the statement of cash flows for the six months ended June 30, 2001 were reviewed by other accountants whose report (dated July 18, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of June 30, 2002, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

                                  /s/ ERNST & YOUNG LLP

New Orleans, Louisiana
July  25, 2002

Item 2.Management's Discussion and Analysis of Financial Condit ion and Results of Operations.

OVERVIEW
  We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region and, through June 14, 2002, in the purchasing, transporting, terminaling, processing and marketing of recovered sulphur.

Status of 2002 Business Plan
  As previously disclosed, we have been required to address significant financial liquidity issues in 2002 as a result of adverse business conditions associated with our former sulphur operations and significant nonproductive exploratory drilling and related costs incurred during 2001 and 2000. Our December 31, 2001 financial statements reflect a stockholders' deficit of $87.8 million and a working capital deficit of $88.1 million, which included $55 million of borrowings outstanding under our now terminated sulphur credit facility.

  Our business plan for the remainder of 2002 and 2003 is to drill, or have third parties drill our high-potential, high-risk, deep-gas exploratory prospects in shallow-water depths in the Gulf of Mexico included within our existing lease acreage position. To enable us to accomplish our business plan and meet our financial obligations, we developed a financial plan requiring the achievement of various objectives. During the first half of 2002 we took the following actions:

  * completed the sale of three oil and gas properties for $60 million and repaid all of the debt outstanding under our previous oil and gas credit facility, which has been terminated;

  * completed the sale of substantially all the assets used in our sulphur transportation and terminaling business and used the gross proceeds of $58 million to repay a substantial portion of our former sulphur credit facility and to fund our remaining sulphur working capital requirements;

  * completed a $35 million public offering of redeemable preferred stock (Note 4), $33.8 million of proceeds net of issuance costs and expenses, which enabled us to repay all remaining amounts outstanding under our now terminated sulphur credit facility, with the remaining funds available for our working capital requirements and for other general corporate purposes;

  *  substantially completed the dismantlement and removal
     (reclamation) activities of the sulphur facilities at Caminada and have taken steps to resolve our sulphur reclamation obligations at Main Pass Block 299 (Main Pass);

  *  entered into a major farm-out agreement with El Paso
     Production Company (El Paso) to provide funding for four of our near-term prospects and plan to enter into additional farm-out or other exploration arrangements with other oil and gas industry participants; and

  * entered into a one-year, $10 million revolving credit facility with Hibernia National Bank that currently provides us with $4.5 million of borrowing availability (Note 3).

   For additional information regarding these transactions see
"Capital Resources and Liquidity" and "Exit from Sulphur
Operations" below.

  As discussed above, we have made substantial progress in implementing our financial plan. As a result of the above transactions, we have repaid over $100 million of debt during the first half of 2002 and as of June 30, 2002, we have $9.6 million in positive working capital and $27.2 million of unrestricted cash available for our operations, working capital requirements and other general corporate purposes. We continue to pursue actively the completion of the Main Pass reclamation activities and satisfaction of the related obligation as described in Note 2. Because the ultimate resolution of this matter involves inherent uncertainties, including uncertainties beyond our control, no assurances can be given that these transactions will be completed as contemplated. For more information regarding our business plan and these transactions, see "Exit from Sulphur Operations" below and Note 2 and for the related risks, see "Risk Factors" in Items 1. and 2. included in our 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     As a result of our exit from the sulphur business, our only remaining continuing operating segment is oil and gas exploration and production activities. See "Exit from Sulphur Operations" below for information regarding our former sulphur segment. The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass. We use the successful efforts
accounting method for our oil and gas operations.   During the
second quarter of 2002, we recorded an operating loss of $1.2 million associated with our oil and gas operations, which included non-recurring credits totaling $3.7 million that were partially offset by nonproductive exploratory drilling and related costs of $2.6 million. The non-recurring credits during the second quarter of 2002 include a $0.8 million gain from the disposition of our interests in West Cameron Block 616, $1.2 million reimbursement of previously incurred exploration costs and a $1.7 million reduction of previously accrued insurance costs as a result of the decrease in our drilling activities during the past twelve months and our recent farm-out transaction.

     For the six months ended June 30, 2002 our operating income from oil and gas operations totaled $22.9 million, which included a $29.2 million gain on the sale of certain ownership interests in three of our oil and gas properties (see "Capital Resources and Liquidity" below and Note 2). During the second quarter of 2001, our oil and gas operations resulted in an operating loss of $14.3 million, including $5.6 million of nonproductive exploratory drilling and related costs. For the six months ended June 30, 2001, our oil and gas operations resulted in an operating loss of $50.3 million, which included $36.7 million of nonproductive exploratory drilling and related costs.

Summarized operating data is as follows:


                          Three Months Ended       Six Months Ended
                                June 30,               June 30,
                         --------------------   ----------------------
                            2002       2001       2002         2001
                         ---------  ---------   ---------    ---------
Sales volumes:
  Gas (thousand cubic
   feet, or Mcf)         1,449,200  1,716,900   4,223,400 a  3,372,500
  Oil, excluding Main
   Pass (barrels)           31,600     42,000      90,100 b     75,500
  Oil from Main Pass
   (barrels)               237,200    282,300     527,700      425,600
  Plant products
   (equivalent barrels)      7,500        -        15,400          -
Average realizations:
  Gas (per Mcf)            $  3.38    $  4.81     $  2.76      $  5.84
  Oil, excluding Main
   Pass (per barrel)         26.54      26.60       22.83        27.57
  Oil from Main Pass
   (per barrel)              22.81      23.24       20.19        22.93


a. Sales volumes include 856,000 Mcf of gas associated with oil and gas properties sold in February 2002.
b. Sales volumes include 18,500 barrels of oil associated with the oil and gas properties sold in February 2002.
c. We recorded approximately $0.2 million and $0.5 million of revenues associated with plant products (ethane, propane, butane, etc.) during the second quarter of 2002 and six months ending June 30, 2002, respectively.

Oil and Gas Operations
     A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

                                Second       Six
                                Quarter     Months
                               --------    --------
    Oil and gas revenues -
       prior year period       $ 16,093    $ 31,891
    Increase (decrease)
      Sales volumes:
        Oil                      (1,325)      2,747
        Gas                      (1,288)      4,969
      Price realizations:
        Oil                        (104)     (1,889)
        Gas                      (2,072)    (13,008)
    Plant products revenues         185         517
    Other                           (89)       (241)
                               --------    --------
    Oil and gas revenues -
       current year period a   $ 11,400    $ 24,986
                               ========    ========

a. Current year oil and gas revenues include $2.4 million associated with the properties that were sold in February 2002 (see "Capital Resources and Liquidity" below and Note 2). Oil and gas revenues for the six months ended June 30, 2002 also includes $0.3 million from West Cameron Block 616, which had no production during the second quarter of 2002 and which we farmed-out our ownership interests to a third party in June 2002.

     Our second-quarter 2002 oil and gas revenues decreased 29 percent when compared to oil and gas revenues during the second quarter of 2001. The decrease between the comparable periods reflects decreases in both the average realizations received for gas (30 percent) and oil (2 percent), as well as reductions in both volumes sold of gas (16 percent) and oil (17 percent). Revenues for the second quarter of 2002 includes $0.2 million of plant products revenues associated with approximately 7,500 equivalent barrels of oil and condensate received for products (ethane, propane, butane, etc.) recovered from the processing of our natural gas. We did not start receiving significant amounts of these types of plant products revenues until the second half of 2001.

     For the six months ended June 30, 2002, our oil and gas revenues decreased by 22 percent when compared to the oil and gas revenues for the comparable period in 2001. This decrease primarily reflects a 53 percent decline in the average realizations received for gas between the comparable periods.
The average realizations received for oil decreased by 13 percent over levels received during the first half of 2001. These decreases in the average prices realized between the comparable first-half 2002 and 2001 periods were partially offset by increases in sales volumes of gas (25 percent) and oil (23 percent). The increase in oil sales volumes is primarily attributable to the Main Pass oil operations, which includes the additional 16.7 percent interest we purchased in June 2001 and the operations having only five months of production in 2001 because of the shut-in of its operations during February 2001 for the performance of platform and equipment maintenance. The increase in sales volumes of gas primarily reflects the mid-2001 commencement of production from four fields discovered during 2000, partially offset by the shut-in and subsequent disposition of our West Cameron Block 616 field (see "Operational Activities"
below).   For the six months ended June 30, 2002, the revenues
associated with our plant products (discussed above) totaled $0.5 million from approximately 15,400 equivalent barrels of oil and condensate.

     Production and delivery costs totaled $6.3 million in the second quarter of 2002 and $12.7 million for the six months ended June 30, 2002 compared to $9.5 million and $19.2 million for the comparable periods in 2001. The decrease between the comparable second-quarter periods is primarily attributed to decreases in well workover costs, which totaled $0.6 million in the second quarter of 2002 and $2.1 million during the second quarter of 2001, $0.8 million of costs associated with oil platform and equipment maintenance work performed at Main Pass, lower sales volumes and the shut-in and subsequent disposition of the West
Cameron Block 616 field during the second quarter of 2002.   The
decreases between the comparable first-half 2002 and 2001 periods reflect approximately $1.9 million of costs associated with the extensive Main Pass oil platform and equipment maintenance performed in February 2001 and an aggregate total of $5.0 million of lease workover costs for work performed at the Eugene Island Block 193/208/215 and Vermilion Block 160 and 159 fields during the first half of 2001. During the first half of 2002, our workover costs totaled $0.6 million, which represent our efforts to re-establish production for the Mound Point No. 2 well at Louisiana State Lease 340 (see "Operational Activities" below). The decrease in production and delivery costs between the first half of 2002 and the first half of 2001 were partially offset by the increase in sales volumes.

     Depreciation and amortization expense totaled $3.9 million in the second quarter of 2002 and $10.6 million for the six months ended June 30, 2002 compared with $4.1 million and $7.2 million for the same periods last year. The variance between the respective periods represents the fluctuations in production volumes, which decreased during the comparable second-quarter 2002 and 2001 periods but which have increased for the comparable six-month 2002 and 2001 periods as a result of volumes attributable to properties sold in February 2002 (see Note 2) and other properties commencing production during the first quarter of 2001. The depreciation expense for both the second-quarter and six-month periods ended June 30, 2002 were affected by higher unit-of-production depreciation rates compared to those in the comparable periods during 2001.

     Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):

                                   Second Quarter        Six Months
                                  ----------------    ----------------
                                   2002      2001      2002      2001
                                  ------    ------    ------    ------
Geological and geophysical,
 including 3-D seismic purchases  $  0.1    $  5.4    $  1.7    $  9.4
Nonproductive exploratory
 well drilling costs, including
 lease amortization costs            1.5 a     5.6 b     2.6 a    36.7  b,c
Other                               (0.4)      1.5       0.3       1.8
                                  ------    ------    ------    ------
                                  $  1.2    $ 12.5    $  4.6    $ 47.9
                                  ======    ======    ======    ======

a. Includes residual costs associated with various nonproductive exploratory wells drilled in prior years totaling $0.9 million during the second quarter of 2002 and $1.5 million during the six months ended June 30, 2002.
b. Includes nonproductive exploratory well costs associated with the Viosca Knoll Block 863 No. 1 well and additional plugging and abandonment costs associated with the Vermilion Block 144 No. 3 well.
c. Includes nonproductive exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 and the Garden Banks Block 272 No. 1 wells.

Other Financial Results
     General and administrative expense totaled $2.1 million in the second quarter of 2002 and $3.9 million for the six months ended June 30, 2002 compared with $4.4 million for the second quarter of 2001 and $7.9 million for the six months ended June 30, 2001. The decreases during the comparable periods primarily reflects reduced administrative costs incurred as a result of the sale of certain oil and gas properties and the decrease in our exploration and development activities, as well as the effect of our two Co-Chairmen agreeing not to receive any cash compensation during 2002.

     We had relatively little interest expense during the second quarter of 2002 as a result of repaying all our oil and gas related debt following the February 2002 sale of three of our oil and gas properties (see "Capital Resources and Liquidity" below and Note 2). Interest expense during the second quarter of 2001 reflects our initial borrowings under our previous oil and gas credit facility. Interest expense totaled $0.5 million for the six months ended June 30, 2002 compared to $0.4 million during the same period last year. The increase between the comparable first-half periods reflects our higher average debt balance during 2002 as compared to the first half of 2001. Capitalized interest totaled $0.3 million for the six months ended June 30, 2002 and $0.3 million during the second quarter and six months ended June 30, 2001. No interest expense was capitalized during the second quarter of 2002.

     During the first quarter of 2002, we recorded a $29.2 million gain associated with the sale of our ownership interests in Vermilion Block 196 and Main Pass Blocks 86 and 97 and 80 percent of our ownership interests in Ship Shoal Block 296 (see "Capital Resources and Liquidity" below and Note 2). During the second quarter of 2002, we recorded a $0.8 million gain from the disposition of our interests in West Cameron Block 616 (see "Operational Activities" below).

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities provided cash of $1.6 million for the six months ended June 30, 2002 compared to using cash of $20.7 million during the six months ended June 30, 2001. Operating cash flow from continuing operations used cash of $0.3 million during the first half of 2002 compared with using $5.4 million during the first half of 2001. The improvement primarily reflects lower geological and geophysical and other exploration costs, which totaled $2.0 million for the six months ended June 30, 2002 and $11.2 million for the six months ended June 30, 2001. The cash savings from the lower exploration costs between the comparable periods was partially offset by changes in working capital and certain oil and gas reclamation costs. Operating cash flow associated with our discontinued sulphur operations provided $2.0 million of cash during the six months ended June 30, 2002 compared to using $15.2 million of cash during the six months ended June 30, 2001. This improvement is primarily attributable to the improved operating results of our sulphur operations during the first half of 2002 when compared with those achieved during the first half of 2001. In addition, during the six months ended June 30, 2001 we incurred $10.4 million of Main Pass sulphur mine reclamation costs. A significant portion of our remaining sulphur reclamation costs is being or will be incurred by a third party under the terms of a contractual agreement (see "Exit From Sulphur Operations" below and Note 2).

    Our investing activities provided $104.9 million of cash during the six months ended June 30, 2002 compared with using cash of $60.0 million during the six months ended June 30, 2001.

Investing cash flow from our continuing operations provided cash of $46.3 million during the first half of 2002 compared with using cash of $63.2 million during the first half of 2001. Our investing cash flow during 2002 included the receipt of $60.0 million associated with the sale of three of our oil and gas property interests (see below), offset in part by $13.7 million of exploration and development capital expenditures, including $2.6 million of expensed exploratory drilling and related costs. Our investing cash flow during 2001 included exploration and development capital expenditures of $64.5 million, which included $36.7 million of nonproductive exploratory drilling and related costs primarily associated with the West Delta Block 12 No. 1, Garden Banks Block 272 No. 1, Viosca Knoll Block 863 No. 1 and Vermilion Block 144 No. 3 exploratory wells. Other capital expenditures during the first half of 2001 included approximately $26.3 million of development costs primarily associated with development on our year 2000 discoveries and the costs incurred in recompletion operations at West Cameron Block 616 and Eugene Island Blocks 193/208/215.

    Our investing cash flows also include the sale of two of our unproved oil and gas leases during the first half of 2001 for $1.3 million. Investing cash flow associated with our discontinued sulphur operations totaled $58.6 million during the six months ended June 30, 2002, which included the $58.0 million of gross proceeds we received in June 2002 in connection with the transactions that resulted in our exit from the recovered sulphur business (see "Exit from Sulphur Operations" below). The discontinued sulphur investing cash flows also include a $0.6 million sale of miscellaneous assets from the Main Pass sulphur facilities.

    Our financing activities resulted in a use of cash of $70.8 million for the six months ended June 30, 2002 compared to providing cash of $35.3 million for the six months ended June 30, 2001. Our continuing operations' financing activities used cash of $15.8 million during the first half of 2002 primarily to repay the $49.7 million of accumulated net borrowings under our oil and gas credit facility as of December 31, 2001 (see below), compared to providing $23.3 million during the first half of 2001. The repayment of the oil and gas debt was partially offset by the $33.8 million of net proceeds received from the successful public preferred stock offering in June 2002 (see "Equity Offering" below). Cash used by our discontinued sulphur operations totaled $55.0 million during the six months ended June 30, 2002 compared to providing cash of $12.0 million during the six months ended June 30 2001. The cash used by the discontinued sulphur operations during 2002 represents the repayment of the accumulated net borrowings outstanding under the sulphur credit facility as of December 31, 2001 following the closing of the sale of the sulphur transportation and terminaling assets (see "Exit from the Sulphur Business below) and the completion of our equity offering (see "Equity Offering" below). The cash provided by the discontinued sulphur operations during 2001 reflects the net borrowings under the sulphur credit facility during that period.

     In February 2002, we sold three of our oil and gas properties for $60.0 million. Under terms of the sales agreement, we sold our ownership interests in Vermilion Block 196, Main Pass Blocks 86/97, and 80 percent of our interests in Ship Shoal Block 296. We have retained our interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296. We also have retained a potential reversionary interest in these properties equal to 75 percent of the transferred interests following payout of $60 million plus a specified annual rate of return. Whether or not payout ultimately occurs will depend upon future production and future market prices of both natural gas and oil, among other factors. Upon closing, we used the proceeds to repay all borrowings outstanding on the oil and gas credit facility ($51.7 million), which then was terminated. In July 2002 we entered into a one-year revolving credit facility with Hibernia National Bank providing up to $4.5 million of borrowing capacity (see Note 3). Our operating results for the six months ended June 30, 2002 include a $29.2 million gain associated with this sales transaction (see "Results of Operations" above).

Preferred Stock Offering
    On June 21, 2002, we completed a $35 million public offering of 1.4 million shares of our 5% mandatorily preferred convertible preferred stock. Each $25 share provides for a quarterly cash dividend of $0.3125 per share ($1.25 per share annually) and is convertible at the option of the holder at any time into 5.1975 shares of our common stock, which is equivalent to $4.81 per share representing a 20 percent premium over our common stock closing price on June 17, 2002. We can redeem the preferred stock after June 30, 2007 and must redeem the stock by June 30, 2012. Any redemption we make must be made in cash.

Exploration Program
     In May 2002, we entered into an exploration program with El Paso Production Company, a subsidiary of El Paso Corporation, through a major farm-out transaction covering four of our shallow-water, high-potential, deep-gas prospects on 100,000 acres in the Gulf of Mexico. Under the program, El Paso will fund all exploratory drilling and development costs and will own 100 percent of the program's interests in the four prospects until aggregate production to the program totals 100 billion cubic feet of gas equivalent (Bcfe). After aggregate production of 100
Bcfe, ownership of 50 percent of the program's interests would revert back to McMoRan. The four prospects in the exploration program are "Hornung" at Eugene Island Block 108 (28-foot water depth), "JB Mountain" at South Marsh Island Block 223 (10-foot of water depth), "Lighthouse Point- Deep" at South Marsh Island
Block 207 (16-foot water depth) and "Mound Point" at Louisiana State Lease 340 (10-foot water depth). Drilling commenced at the Hornung prospect in April 2002 and at JB Mountain and Lighthouse Point-Deep in June 2002. We anticipate drilling at Mound Point will commence in the fourth quarter of 2002. We plan to enter into additional farm-out or other exploration arrangements with other oil and gas industry participants for other prospects.

OPERATIONAL ACTIVITIES
Our average net daily production approximated 18 million cubic feet of gas equivalent (Mmcfe/d) in the second quarter of 2002 and is expected to average approximately 17 Mmcfe/d for the remainder of 2002. We may experience temporary fluctuations in our flow rates associated with required shut-in of our operations at certain fields to allow for pipeline companies to perform some routine maintenance on the lines connecting our fields to shore.

Eugene Island Blocks 193/208/215 (Deep Tern Prospect). This field was shut-in during early July while the pipeline company servicing this field performed maintenance work on their pipeline. Production was restored in mid-July, at which time we ran a log on the Eugene Island Block 193 C-1 well to assist us in identifying the source of water production in the well, which had reduced the gross flow rate from the well to approximately 2 Mmcfe/d, prior to it being shut in during early July 2002. We identified the source of the water and performed the necessary remedial procedures to correct the problem. Production from the well was re-established in early August and is currently producing at a rate approximating 10 Mmcfe/d, 4.3 Mmcfe/d net to our interests. We have a 53.4 percent working interest and 41.7 percent net revenue interest in the Eugene Island Block 193/208/215 field and a 42.2 percent working interest and 33.4 percent net revenue interest in the Eugene Island Block 193 C-1 well. The field is located in approximately 100 feet of water approximately 50 miles offshore Louisiana.

Eugene Island Block 97 (Thunderbolt) Currently the three wells comprising the Thunderbolt field are producing at an average gross rate of 15.4 Mmcfe/d, 4.2 Mmcfe/d net to our interests. In June 2002, the Thunderbolt No. 2 well depleted its reserves in the zone from which it was producing, recompletion efforts were initiated and in July 2002, the well was placed back on
production.   The most recent well test indicates the No. 2 well
is producing at a gross rate of 12.1 Mmcfe/d, 3.3 net to our interests. We have an approximate 38.0 percent working interest and 27.2 net revenue interest in the Thunderbolt prospect, which is located approximately 25 miles offshore Louisiana in 27 feet of water.

West Cameron Block 616   At December 31, 2001, we had one well
producing at the West Cameron Block 616 field. On February 26, 2002, the well ceased production and we initiated efforts to either farm-our or sell our interest in the field. In June 2002, we farmed-out our interest in the field. The parties acquiring the field agreed to assume all of our reclamation obligations associated with the wells and structures at the field. Accordingly, we were able to record an approximate $0.8 million gain associated with the transaction because we were able to reverse our previously accrued reclamation costs for the field. Under terms of the farm-out agreement, the acquirer is required to attempt to restore production from one well that was producing in early 2002 and drill at least one additional well or sidetrack an existing well in the field. We have retained a five percent overriding royalty interest in this property, which would increase to 10 percent after production of an additional 12 Bcfe from the field.

Drilling Arrangements   As discussed in "Capital Resources and
Liquidity - Exploration Program" above, we completed an agreement with El Paso to fund certain exploration and development activities on certain of our prospects identified for drilling in 2002. Over the past two years, our exploration team has undertaken an intensive process to evaluate our substantial acreage position from a technical standpoint and we have identified a group of over 20 prospects. These include the four prospects included in the El Paso exploration program, which we believe to be high quality, involving deep exploration targets for natural gas accumulations in shallow waters near existing production infrastructure. We will continue our efforts to enter into arrangements with industry participants that are similar to our drilling arrangements with El Paso. Under such arrangements, we would expect to retain a potentially significant reversionary interest in any discoveries made on any future shared prospects.

Exploration Commitments Effective January 1, 2002, we entered into an agreement with Texaco Exploration and Production Inc. that committed us to expend $110 million by June 30, 2003 (see
Note 9 in our 2001 Annual Report on Form 10-K). Under the terms of the agreement, we have exceeded the requirement to commit to spend an aggregate $80 million by June 30, 2002. As of June 30, 2002, we have incurred approximately $92 million of expenditures and we anticipate that the remaining $18 million of required expenditures will be incurred through our recent farm-out transaction as discussed in "Drilling Arrangements" above.

Supplemental Bonding Requirements MOXY no longer qualifies for the MMS waiver of the supplemental bonding requirements related
to its offshore federal leases.    MOXY is taking steps to
provide bonding for its reclamation obligations, which are not significant and which do not involve the Main Pass reclamation obligations of Freeport Sulphur (see "Exit From Sulphur Operations" below). MOXY believes the absence of this waiver will not have a significant impact on its future financial position because of its recent farm-out transaction as discussed in "Drilling Arrangements" above and the expectation of entering into similar arrangements for its exploration activities for the foreseeable future.

EXIT FROM SULPHUR OPERATIONS
Sale Of Sulphur Transportation And Terminaling Assets
     On June 14, 2002, we sold substantially all the assets used in our sulphur transportation and terminaling business to Gulf Sulphur Services Ltd., LLP, a new sulphur joint venture owned equally by IMC Global Inc. (IMC) and Savage Industries Inc. In connection with this transaction, we settled all outstanding disputes between IMC and its subsidiaries and us. In addition, our contract to supply sulphur to IMC also terminated upon completion of the transactions (see Item 1. "Legal Proceedings"). The transactions provided us with $58.0 million in gross proceeds, which we used to fund our remaining sulphur working capital requirements, transaction costs and to repay a substantial portion of our borrowings under the sulphur credit facility (Note 3). At June 30, 2002, approximately $9.1 million of the funds from these transactions remained deposited in various restricted escrow accounts, which will be used to fund a portion of our remaining sulphur working capital requirements and to provide the potential funding for the retained environmental obligations further discussed below. As a result of these transactions, we recorded a $2.8 million loss during the second quarter of 2002, included in the accompanying statements of operations in "loss from discontinued sulphur operations."

     In connection with these preceding transactions, we have
also agreed to be responsible for any historical environmental obligations relating to our sulphur transportation and terminaling assets and have also agreed to indemnify Gulf Sulphur Services and IMC from any liabilities with respect to the historical sulphur operations engaged in by our predecessor companies, and us, including reclamation obligations. In addition, we assumed, and agreed to indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan
Inc. and IMC.   See "Risk Factors" included in our 2001 Annual
Report on Form 10-K.

MMS Bonding Requirement Settlement
     We have completed the initial reclamation activities at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. We incurred reclamation costs totaling $10.4 million in first half of 2001 associated with these initial reclamation activities. During the first quarter of 2002, we entered into contractual agreements with a third party to dismantle and remove the remaining Main Pass and Caminada sulphur facilities (see "Progress Towards Resolution of Sulphur Reclamation Obligations" below).

     In July 2001, the MMS, which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties, informed us that they were considering requiring us or Freeport Sulphur either to post a bond of approximately $35 million or to enter into other funding arrangements acceptable to the MMS, relative to reclamation of the Main Pass sulphur mine and related facilities as well as the Main Pass oil production facilities. In October 2001, Freeport Sulphur entered into a trust agreement with the MMS to provide financial assurances meeting the MMS requirements by February 3, 2002. The trust agreement was subsequently extended by the MMS on a number of occasions, most recently from June 27, 2002 to September 27, 2002. We expect to continue our progress towards resolving our sulphur reclamation obligations during the third quarter of 2002, by commencing the initial Main Pass reclamation activities. See "Progress Towards Resolution of Sulphur Reclamation Obligations" below.

Progress Towards Resolution Of Sulphur Reclamation Obligations
     In the first quarter of 2002, we entered into contractual agreements with Offshore Specialty Fabricators Inc. (OSFI) for the dismantlement and removal (reclamation) of the Main Pass and Caminada sulphur mines and related facilities located offshore in the Gulf of Mexico. OSFI commenced its reclamation activities at the Caminada mine in late March 2002 and its operations at the site are now substantially complete. During the second quarter of 2002, we recorded a $5.0 million gain associated with the substantial resolution of the Caminada sulphur reclamation obligations and the related conveyance of assets to OSFI, as further discussed below. The gain on the resolution of the Caminada reclamation obligation is included in the caption "loss from discontinued sulphur operations" in the accompanying
statements of operations.   OSFI commenced its initial
reclamation work at Main Pass in August 2002.

     As payment of its share of these reclamation costs, we conveyed certain assets to OSFI including a supply service boat, our dock facilities in Venice, Louisiana, and certain assets we previously salvaged during a prior reclamation phase at Main Pass. In addition to these conveyed assets, we agreed to provide to OSFI the proceeds from the sale of our economic interest in the Main Pass oil operations and certain initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations.

      When the contractual agreements between OSFI and us were consummated, the parties expected to dispose of the Main Pass oil facilities and related reclamation obligation through a sale or monetization of those assets to a third party and payment of the sales proceeds to OSFI as it completed the Main Pass sulphur reclamation activities. In addition, we have been engaged in on-going activities to obtain regulatory approval from the MMS to enable the establishment of a new business enterprise to use certain of the Main Pass sulphur facilities and infrastructure for non-hazardous oilfield waste disposal. At the time of the consummation of the contractual agreements with OSFI, we contemplated that the establishment of this new business enterprise would provide initial payments by a third party to OSFI, and a retention of a negotiated share of the revenues or profits of the enterprise operated by the third party, which would be shared by OSFI and us.

     Subsequently, we identified other potentially attractive business opportunities for certain of the Main Pass sulphur facilities in support of the offshore petroleum industry, including the storage of natural gas and crude oil, as we continue our efforts to establish the non-hazardous oilfield waste disposal enterprise. We are currently engaged in discussions with other companies and financial investors regarding participation in these business opportunities. In addition, we are currently engaged in discussions with OSFI regarding their compensation for its reclamation activities with respect to Main Pass. The outcome of these discussions may result in modifications to the existing contractual arrangements and may involve the payment of cash to OSFI in lieu of certain or all of the rights to property interests to be provided to OSFI described above.

     We believe that our sulphur bonding issues with the MMS will be effectively resolved with the transactions described above.
We also anticipate significantly reducing or eliminating our accrued
Main Pass reclamation obligations, which approximate $35 million, and recording related gains upon the resolution of our reclamation obligations. Because these matters involve inherent uncertainties, including matters beyond our control, no assurances can be given that these transactions will be completed as contemplated.

Discontinued Sulphur Operations
     We sold approximately 376,000 long tons of recovered sulphur during the second quarter of 2002 compared to approximately 443,000 long tons during the second quarter of 2001. We sold an approximate total of 823,000 long tons of recovered sulphur during the first half of 2002 and 952,000 long tons during the first half of 2001. A summary of the increases (decreases) in our sulphur revenues between the periods follows (in thousands):


                                          Second       Six
                                          Quarter    Months
                                         --------   ---------
  Sulphur revenues - prior year period   $ 15,429   $  43,107
  Increase (decrease)
     Sales volumes                         (2,344)     (5,844)
     Price realization                      1,515      (6,443)
  Other                                       (13)        (10)
                                         --------   ---------
  Sulphur revenues - current year period $ 14,587   $  30,810
                                         ========   =========

     Our sulphur revenues decreased by 5 percent during the second quarter of 2002 and 29 percent for the six months ended June 30, 2002 when compared with the comparable period in 2001. The decrease between the comparable second-quarter periods reflects an approximate 15 percent decrease in sales volumes resulting from reduced demand because of depressed conditions in the historically cyclical phosphate fertilizer industry, the
principal consumer of sulphur.    These conditions were
partially offset by the approximate 12 percent increase in average realized sulphur prices to $38.81 per long ton in the second quarter of 2002 from $34.78 per long ton in the second quarter of 2001 that resulted from a difference in sales volumes and pricing among different customers. The decrease in our sulphur revenues between the comparable six-month periods reflects an approximate 14 percent reduction in sales volumes and the approximate 17 percent decrease in the average realized sulphur prices of $37.44 per long ton during the first half of 2002 from $45.27 per long ton during the same period in 2001.
The decreases reflect the existing weak market fundamentals involving the phosphate fertilizer business, the principal consumer of sulphur.

     Sulphur production and delivery costs totaled $15.2 million for the second quarter of 2002 and $28.3 million for the six months ended June 30, 2002 compared with $16.7 million for the second quarter of 2001 and $52.2 million for the six months ended June 30, 2001. These decreases primarily reflect the reduced costs to purchase our sulphur from U.S oil refiners and gas processors together with the reduced volumes sold during the first half of 2002. Our second-quarter 2001 production costs included a $4.6 million charge to adjust our sulphur inventory to its net realizable value at June 30, 2001, which reflected the decreases in sulphur market prices. During the first half of 2001, total charges to adjust our sulphur inventory to its then estimated net realizable value totaled $10.0 million.

     General and administrative expenses totaled $1.2 million in the second quarter of 2002 and $2.0 million for the six months ended June 30, 2002 compared with $1.3 million and $2.8 million during the comparable periods in 2001. The decreases reflect the plans to exit our sulphur operations. Interest expense totaled $1.8 million during the second quarter of 2002 and $3.5 million for the six months ended June 30, 2002 compared with $1.4 million and $2.7 million during the comparable period in 2001. The increase primarily reflects the increased borrowings under our sulphur credit facility. For a discussion regarding the repayment and termination of the sulphur credit facility, see "Capital Resources and Liquidity - Sale of Sulphur Transportation and Terminaling Assets" above.

     Other income for the second quarter and six months ended June 30, 2002 totaled $2.2 million and $2.3 million, respectively, compared to $4.0 million during the six months ended June 30, 2001. The amounts during 2002 represent the $5.0 million recorded gain from the substantial resolution of the Caminada sulphur reclamation obligation, which was partially offset by the $2.8 million loss we recorded on the sale of our sulphur transportation and terminaling assets. The amounts in other income during 2001 primarily reflected the receipt of the final $3.9 million of proceeds from the 1990 sale of a sulphur distillation plant.

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

      This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our financial plan to address our liquidity issues and our business plan; statements regarding our need for, and the availability of, financing; our ability to sell the Main Pass oil lease and to satisfy the MMS reclamation obligations with respect to Main Pass; our ability to arrange for additional industry participants to fund our exploration activities with respect to our prospects; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and gas prices; amounts and timing of capital expenditures and reclamation costs; and other environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under "Risk
Factors" included in Items 1. and 2. "Business and Properties" in our 2001 Annual Report on Form 10-K.

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

     On March 29, 2002, Freeport Sulphur entered into a definitive agreement for the sale of its sulphur transportation and terminaling assets. In connection with the transaction, both McMoRan and IMC agreed to settle all litigation and disputes between the two companies and their subsidiaries, subject to certain conditions. The transaction closed on June 14, 2002 and all pending litigation between McMoRan and IMC has been settled.

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

    Other than the proceedings discussed above, we may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of our business as well as other insurance coverages customary in our business, with coverage limits as we deem prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.
     (a) Our Annual Meeting of Stockholders was held May 10, 2002 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Morrison C. Bethea, Gerald J. Ford, H. Devon Graham, Jr. and Glenn A. Kleinert were elected to serve until the 2005 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard
C. Adkerson, Robert A. Day, Gabrielle K. McDonald, James R. Moffett, C. Howard Murrish, B. M. Rankin, Jr. and J. Taylor Wharton.

     (c) At the Annual Meeting, holders of McMoRan common stock elected the following directors with the number of votes cast for or withheld from each nominee as follows:

Name                         For            Withheld
------------------        ----------        --------
Morrison C. Bethea        14,291,869         277,458
Gerald J. Ford            14,282,775         286,552
H. Devon Graham, Jr.      14,291,326         278,001
Glenn A. Kleinert         14,292,760         276,567


With respect to the election of the directors, there were no abstentions.


Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b) During the period covered by this Quarterly Report on Form
    10-Q and through August 14, 2002 the registrant filed five Current Reports on Form 8-K. McMoRan filed two Current Reports on Form 8-K reporting events under Item 5 dated April 1, 2002 and June 7, 2002 and one Current Report on Form 8-K reporting an event under Item 4 dated July 10, 2002. McMoRan also filed a Current Report on Form 8-K reporting events under Items 5 and 7 dated May 31, 2002 and a Current Report on Form 8-K reporting events under Items 2, 5 and 7 dated June 14, 2002.



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

Date:  August 14, 2002

                     McMoRan Exploration Co.
                          Exhibit Index

Exhibit
Number
-------
 2.1      Agreement and Plan of Mergers dated as of August 1,
          1998. (Incorporated by reference to Annex A to McMoRan's Registration Statement on Form S-4
          (Registration No. 333-61171) filed with the SEC on October 6, 1998 (the McMoRan S-4)).

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

4.5       Form of Certificate of McMoRan Preferred Stock

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

10.8      Amendment Number 1 to the Processing Agreement
          (Incorporated by reference to Exhibit 10.8 to McMoRan's 2001 Form 10-K).

10.9      Amendment Number 2 to the Processing Agreement
          (Incorporated by reference to Exhibit 10.9 to McMoRan's 2001 Form 10-K).

10.10     IMC/FSC Agreement dated as of March 29, 2002 among
          IMC Global Inc., IMC Phosphate Company, Phosphate
          Resource Partners Limited Partnership, IMC Phosphates
          MP Inc., McMoRan Oil & Gas and McMoRan.

10.11 Services Agreement dated as of November 17, 1998 between McMoRan and FM Services Company.
          (Incorporated by reference to Exhibit 10.11 to McMoRan 1998 Form 10-K).

10.12     Participation Agreement between McMoRan Oil & Gas and
          Gerald J.  Ford dated as of December 15, 1997
          (Incorporated by reference to Exhibit 10.13 to McMoRan's 2001 Form 10-K).

10.13     Offshore Exploration Agreement dated December 20,
          1999 between Texaco Exploration and Production Inc.
          and McMoRan Oil & Gas. (Incorporated by reference to
          Exhibit 10.34 in the McMoRan 1999 Form 10-K).

10.14 Participation Agreement dated as of June 15, 2000 but effective as of March 24, 2000 between McMoRan Oil &
          Gas and Halliburton Energy Services, Inc.
          (Incorporated by reference to Exhibit 10.34 to McMoRan's Second-Quarter 2000 Form 10-Q).

10.15     Termination Agreement dated January 25, 2002 between
          Halliburton Company, Halliburton Energy Services Inc.
          and McMoRan Oil & Gas.

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

10.18     Credit Agreement dated as of July 1, 2002 among
          McMoRan Oil & Gas, as borrower, Hibernia National
          Bank, as agent, and the Lenders signatory thereto.

10.19     Asset Sale Agreement for Main Pass Block 299 between
          Freeport-McMoRan Resource Partners, Limited
          Partnership (Freeport-McMoRan Resource Partners) and
          Chevron USA, Inc. dated as of May 2, 1990
          (Incorporated by reference to Exhibit 10.24 to McMoRan's 2001 Form 10-K).

10.20     Asset Purchase Agreement between Freeport-McMoRan
          Resource Partners and Pennzoil Company dated as of October 22, 1994 (Asset Purchase Agreement)
          (Incorporated by reference to Exhibit 10.25 to McMoRan's 2001 Form 10-K).

10.21 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995 (Incorporated by reference to Exhibit 10.26 to McMoRan's 2001 Form 10-K).

10.22     Agreement for Purchase and Sale dated as of August 1,
          1997 between FM Properties Operating Co. and McMoRan
          Oil & Gas (Incorporated by reference to Exhibit 10.27 to McMoRan's 2001 Form 10-K).

10.23     Asset Purchase Agreement dated effective December 1,
          1999 between SOI Finance Inc., Shell Offshore Inc.
          and McMoRan Oil & Gas. (Incorporated by reference to
          Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.24     Employee Benefits Agreement by and between Freeport-
          McMoRan Inc. and Freeport Sulphur (Incorporated by reference to Exhibit 10.29 to McMoRan's 2001 Form 10-
          K).

10.25 Purchase and Sales agreement dated January 25, 2002 but effective January 1, 2002 by and between McMoRan Oil & Gas and Halliburton Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 to McMoRan's Current Report on Form 8-K dated February 22, 2002.)

10.26 Purchase and Sale Agreement dated as of March 29, 2002 by and among Freeport Sulphur, McMoRan, MOXY and Gulf Sulphur Services Ltd., LLP. (Incorporated by reference to Exhibit 10.37 to McMoRan's First-Quarter 2002 Form 10-Q.)

10.27 Turnkey contract for the reclamation removal, site clearance and scrapping of Main Pass Block 299 dated as of March 2, 2002 between Offshore Specialty Fabricators Inc. and Freeport Sulphur. (Incorporated by reference to Exhibit 10.38 to McMoRan's First-Quarter 2002 Form 10-Q.)

10.28 Purchase and Sale Agreement dated May 9, 2002 by and between McMoRan Oil & Gas and El Paso Production
          Company.

10.29     Amendment to Purchase and Sale Agreement dated May
          22, 2002 by and between McMoRan Oil & Gas and El Paso
          Production Company.

          Executive and Director Compensation Plans and
          Arrangements (Exhibits 30 through 43).

10.30 McMoRan Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.31 McMoRan 1998 Stock Option Plan. (Incorporated by reference to Annex D to the McMoRan S-4).

10.32 McMoRan 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to McMoRan's Second-Quarter
          2000 Form 10-Q).

10.33     Stock Bonus Plan (Incorporated by reference from
          McMoRan's Registration Statement on Form S-8
          (Registration No. 333-67963) filed with the SEC on November 25, 1998.

10.34     McMoRan 1998 Stock Option Plan for Non-Employee
          Directors.  (Incorporated by reference to Exhibit
          10.2 of the McMoRan S-4).

10.35 McMoRan's Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan's 1998 Form 10-K).

10.36     McMoRan Financial Counseling and Tax Return
          Preparation and Certification Program, effective
          September 30, 1998. (Incorporated by reference to
          Exhibit 10.13 to McMoRan's 1998 Form 10-K).

10.37 McMoRan 2001 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.35 to McMoRan's First-Quarter
          2001 Form 10-Q).

10.38     McMoRan 2002 Stock Bonus Plan.

10.39 McMoRan 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.36 to McMoRan's Second-
          Quarter 2001 Form 10-Q).

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

10.42     Supplemental Agreement between FM Services and B.M.
          Rankin, Jr. dated December 13, 2001 (Incorporated by reference to Exhibit 10.49 to McMoRan's 2001 Form 10-
          K).

10.43 Supplemental Agreement between FM Service and Morrison C. Bethea dated October 15, 2001, providing an Amendment to the Consulting Agreement of November 1, 1993 as amended and Supplemental Agreement of December 21, 1999 (Incorporated by reference to
          Exhibit 10.49 to McMoRan's 2001 Form 10-K).

15.1 Letter dated July 25, 2002 from Ernst & Young LLP regarding the unaudited interim financial statements.