Form 10-Q
period 2002-09-30
MCMORAN EXPLORATION CO /DE/
filed 2002-11-08
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 2002



                Commission File Number: 001-07791



                     McMoRan Exploration Co.



 Incorporated in Delaware                 72-1424200
                               (IRS Employer Identification No.)


        1615 Poydras Street, New Orleans, Louisiana 70112


   Registrant's telephone number, including area code:(504)582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


    On September 30, 2002, there were issued and outstanding
16,064,559 shares of the registrant's Common Stock, par value
$0.01 per share.



                     McMoRan Exploration Co.
                        TABLE OF CONTENTS

                                                           Page

        Part I.  Financial Information

          Financial Statements:

            Condensed Balance Sheets                         3

            Statements of Operations                         4

            Statements of Cash Flows                         5

            Notes to Financial Statements                    6

          Remarks                                           12

          Report of Independent Public Accountants          13

          Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      14

          Controls and Procedures                           25

        Part II.  Other Information                         25

        Signature                                           26

        Certifications                                      27

        Exhibit Index                                       E-1

                     McMoRan Exploration Co.
                 Part I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                     McMoRan EXPLORATION CO.
              CONDENSED BALANCE SHEETS (Unaudited)


                                                 September 30,  December 31,
                                                      2002          2001
                                                   ---------     ----------
                                                       (In Thousands)
ASSETS
Cash and cash equivalents:
    Continuing operations                          $  21,255     $      -
    Discontinued operations, amount restricted
      at September 30, 2002                            2,266            500
Accounts receivable                                    5,426         10,892
Inventories                                              459            690
Prepaid expenses                                         129            270
Current assets from discontinued operations,
 excluding cash                                          800         12,477
                                                   ---------     ----------
     Total current assets                             30,335         24,829
Property, plant and equipment, net                    50,030         98,519
Sulphur business assets, net                             355         54,607
Other assets, including restricted cash
  of $3.5 million                                      4,046         11,731
                                                   ---------     ----------
Total assets                                       $  84,766     $  189,686
                                                   =========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                   $   9,069     $   21,334
Accrued liabilities                                    9,257         15,192
Borrowings outstanding on sulphur credit facility        -           55,000
Current portion of oil and gas credit facility           -            2,000
Current portion of accrued oil and gas
  reclamation costs                                       91            398
Current portion of accrued sulphur
  reclamation cost                                    13,000            -
Current liabilities from discontinued operations       6,269         15,281
Other                                                    355            305
                                                   ---------     ----------
     Total current liabilities                        38,041        109,510
Accrued sulphur reclamation costs                     30,479         63,876
Accrued oil and gas reclamation costs                 17,837         18,278
Long-term borrowings on oil and gas credit facility      -           47,657
Contractual postretirement obligation                 21,765         21,122
Other long-term liabilities                           18,631         17,015
Mandatorily redeemable convertible preferred stock    33,801            -
Stockholders' deficit                                (75,788)       (87,772)
                                                   ---------     ----------
Total liabilities and stockholders' deficit        $  84,766     $  189,686
                                                   =========     ==========


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF OPERATIONS (Unaudited)



                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                     ------------------  ------------------
                                       2002      2001     2002      2001
                                     --------  --------  --------  --------
                                    (In Thousands, Except Per Share Amounts)
Revenues                             $  9,785  $ 24,555  $ 34,771  $ 56,446
Costs and expenses:
Production and delivery costs           7,437     9,319    20,127    28,555
Depreciation and amortization           6,207    10,269    16,804    17,424
Exploration expenses                    7,090     6,707    11,643    54,606
General and administrative expenses     1,624     3,960     5,481    11,840
Gain on disposition of oil and gas
  properties                              -         -     (30,084)      -
                                     --------  --------  --------  --------
     Total costs and expenses          22,358    30,255    23,971   112,425
                                     --------  --------  --------  --------
Operating income (loss)               (12,573)   (5,700)   10,800   (55,979)
Interest expense                         (151)      -        (694)     (357)
Other income, net                         103        33       162       461
Provision for income taxes                -          (8)       (7)       (8)
                                     --------  --------  --------  --------
Income (loss) from continuing
  operations                          (12,621)   (5,675)   10,261   (55,883)
Income (loss) from discontinued
  operations                            2,853    (2,691)    1,537   (16,288)
                                     --------  --------  --------  --------
Net income (loss)                      (9,768)   (8,366)   11,798   (72,171)
Preferred dividends and amortization
  of convertible preferred stock
  issuance costs                         (488)      -        (537)      -
                                     --------  --------  --------  --------
Net income (loss) applicable to
  common stock                       $(10,256) $ (8,366) $ 11,261  $(72,171)
                                     ========  ========  ========  ========

Net income (loss) per share of common stock:
Basic net income (loss) from
  continuing operations                $(0.82)   $(0.36)    $0.61    $(3.52)
Basic net income (loss) from
  discontinued operations                0.18     (0.17)     0.10     (1.03)
                                       ------    ------     -----    ------
Basic net income (loss) per share
  of common stock                      $(0.64)   $(0.53)    $0.71    $(4.55)
                                       ======    ======     =====    ======
Diluted net income (loss) from
  continuing operations                $(0.82)   $(0.36)    $0.55    $(3.52)
Diluted net income (loss) from
  discontinued operations                0.18     (0.17)     0.08     (1.03)
                                       ------    ------     -----    ------
Diluted net income (loss) per
  share of common stock                $(0.64)   $(0.53)    $0.63    $(4.55)
                                       ======    ======     =====    ======

Average common shares outstanding:
 Basic                                 16,041    15,872    15,978    15,862
                                       ======    ======    ======    ======
 Diluted                               16,041    15,872    18,698    15,862
                                       ======    ======    ======    ======


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
              STATEMENTS OF CASH FLOWS (Unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                        2002       2001
                                                      --------   ---------
                                                         (In Thousands)
Cash flow from operating activities:
Net income (loss)                                     $ 11,798   $ (72,171)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
  (Income) loss from discontinued operations            (1,537)     16,288
  Depreciation and amortization                         16,804      17,424
  Exploration drilling and related expenditures          8,487      40,464
  Gain on disposition of oil and gas properties        (30,084)
  Change in assets and liabilities:
  Reclamation and mine shutdown expenditures              (728)     (1,199)
  Other                                                     27       1,536
  (Increase) decrease in working capital:
     Accounts receivable                                 3,403       5,317
     Accounts payable and accrued liabilities          (11,515)     (1,087)
     Inventories and prepaid expenses                      231          61
                                                      --------   ---------
Net cash (used in) provided by continuing
 operations                                             (3,114)      6,633
Net cash used in discontinued operations                (7,367)    (15,243)
                                                      --------   ---------
Net cash used in operating activities                  (10,481)     (8,610)
                                                      --------   ---------

Cash flow from investing activities:
Exploration, development and other capital             (13,893)    (92,300)
 expenditures
Proceeds from disposition of oil and gas properties     60,000       1,291
Net cash provided by (used in) continuing operations    46,107     (91,009)
Net cash provided by discontinued operations            58,583       3,243
                                                      --------   ---------
Net cash provided by (used in) investing activities    104,690     (87,766)
                                                      --------   ---------

Cash flow from financing activities:
Net proceeds from equity offering                       33,750         -
Repayment of borrowings on oil and gas credit facility (49,657)        -
Dividends paid on convertible preferred stock             (486)        -
Net borrowings on oil and gas credit facility              -        35,000
Other                                                      205         470
                                                      --------   ---------
Net cash (used in) provided by continuing operations   (16,188)     35,470
Net cash (used in) provided by discontinued operations (55,000)     12,000
                                                      --------   ---------
Net cash (used in) provided by financing activities    (71,188)     47,470
                                                      --------   ---------
Net increase (decrease) in cash and cash equivalents    23,021     (48,906)
Restricted cash of discontinued operations              (2,266)        -
                                                      --------   ---------
Net increase (decrease) in unrestricted cash and
  cash equivalents                                      20,755     (48,906)
Cash and cash equivalents at beginning of year             500      48,906
                                                      --------   ---------
Cash and cash equivalents at end of period            $ 21,255   $     -
                                                      ========   =========


The accompanying notes are an integral part of these financial statements.

                     McMoRan EXPLORATION CO.
                  NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
The financial statements of McMoRan Exploration Co. (McMoRan) are prepared in accordance with accounting principles generally accepted in the United States. As further discussed in Note 2, McMoRan faced significant liquidity issues earlier in 2002 as a result of adverse business conditions with its former sulphur operations and significant nonproductive exploratory drilling costs incurred during 2001 and 2000. As discussed in Note 2 below, management has made substantial progress in implementing its financial plan to address these issues, and believes that the company has the financial resources to conduct its business plan. Management is addressing its remaining reclamation obligation at Main Pass. The ultimate resolution of this matter involves inherent uncertainties and conditions beyond the control of McMoRan.

  As a result of McMoRan's exit from the sulphur business, as evidenced by its sale of substantially all of its sulphur assets
(Note 2), its sulphur results have been presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business held for sale have been separately shown for all periods presented.

2.  CAPITAL RESOURCES and LIQUIDITY
McMoRan's business plan for the remainder of 2002 and 2003 is to drill, or have third parties drill, its high-potential, high-risk, deep-gas exploratory prospects in the shallow waters of the Gulf of Mexico. The steps taken by McMoRan to address its financial requirements are described below.

Sale of Certain Oil and Gas Properties
On February 22, 2002, McMoRan Oil & Gas LLC (MOXY), McMoRan's wholly owned subsidiary engaged in oil and gas exploration and production activities, sold three of its oil and gas properties for $60.0 million. The sale was effective January 1, 2002. McMoRan sold its interest in Vermilion Block 196 and Main Pass Blocks 86/97, and 80 percent of its interest in Ship Shoal Block
296. McMoRan has retained its interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296. The properties were sold subject to a reversionary interest after a defined payout, which would occur when the purchaser receives aggregate cumulative proceeds from the properties of $60.0 million plus an agreed annual rate of return. McMoRan's current estimates of proved reserves do not include any reserves for McMoRan's reversionary interest; however, whether or not payout ultimately occurs depends primarily upon future production and future market prices of both natural gas and oil.

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

Sulphur Reclamation Obligations
McMoRan and Freeport-McMoRan Sulphur LLC (Freeport Sulphur), McMoRan's wholly owned subsidiary formerly engaged in the sulphur business and currently engaged in the production of oil from Main Pass Block 299 (Main Pass), are parties to a trust agreement with the Minerals Management Service (MMS) to provide financial assurances regarding the future costs associated with the Main Pass reclamation activities. Freeport Sulphur was required to provide these financial assurances to the MMS by September 27, 2002, but the MMS granted Freeport Sulphur an extension of this
requirement to January 15, 2003.   McMoRan's plan to satisfy
these requirements is currently in progress, as further described below.

    In the first quarter of 2002, Freeport Sulphur and Offshore Specialty Fabricators Inc. (OSFI) entered into contractual agreements for the dismantlement and removal (reclamation) of the Main Pass and Caminada sulphur mines and related facilities located offshore in the Gulf of Mexico. During the second quarter of 2002, OSFI substantially completed its reclamation activities at the Caminada mine site and McMoRan recorded a $5.0 million gain associated with the substantial resolution of its Caminada sulphur reclamation obligations and the related conveyance of assets to OSFI, as further discussed below. The gain on the resolution of the Caminada reclamation obligation is included in the caption "Income (loss) from discontinued operations" in the accompanying statements of operations.

       In August 2002, OSFI commenced its initial reclamation work at Main Pass covering the structures not essential for any potential future business activities at the field (Phase I).
OSFI has removed five of nine bridge structures and has commenced demolition of the power plant facility at Main Pass. OSFI's reclamation work at Main Pass was delayed by weather conditions during September and October and it is anticipated that the Phase I reclamation work will continue in 2003.

     As payment of its share of these reclamation costs, Freeport Sulphur conveyed certain assets to OSFI including a supply service boat, Freeport Sulphur's dock facilities in Venice, Louisiana, and certain assets previously salvaged by Freeport
Sulphur during a prior reclamation phase at Main Pass. In addition to these conveyed assets, Freeport Sulphur agreed to provide to OSFI the proceeds from the sale of its economic interest in the Main Pass oil operations and certain initial payments relating to the establishment of a business enterprise using certain of the Main Pass sulphur facilities for the disposal of non-hazardous oilfield waste from offshore oil operations. In August 2002, OSFI and Freeport Sulphur amended the contract to clarify certain aspects, including specifying values for the reclamation of the Phase I sulphur structures at Main
Pass. Under terms of this arrangement, OSFI would receive $13 million for its Phase I reclamation activities. Freeport Sulphur expects to fund the Phase I reclmation costs with proceeds from the sale of its Main Pass oil facilities to a joint venture (see
"Agreement to Form Joint Venture" below). Freeport Sulphur has incurred $1.0 million of costs associated with the Phase I reclamation activities and any costs funded by Freeport Sulphur prior to the closing of the joint venture transaction would be reimbursed upon the formation of the joint venture. Freeport Sulphur recorded a $5.2 million gain during the third quarter of 2002 in connection with the reduction in the estimated Phase I Main Pass accrued reclamation costs from $18.2 million to $13.0 million based on the contract with OSFI.
The gain is included within the caption "Income (loss) from discontinued operations" in the accompanying statements of operations and the obligation for Phase I is included in current liabilities in the accompanying balance sheet as of September 30, 2002.

Sale of Sulphur Transportation and Terminaling Assets
On June 14, 2002, Freeport Sulphur sold substantially all the assets used in its sulphur transportation and terminaling business to Gulf Sulphur Services Ltd., LLP, a new sulphur joint venture owned equally by IMC Global Inc. (IMC) and Savage Industries Inc. In connection with this transaction, McMoRan and
IMC   settled all outstanding disputes between the companies and their respective subsidiaries. In addition, Freeport Sulphur's contract to supply sulphur to IMC also terminated upon completion of the transactions. The transactions provided Freeport Sulphur with $58.0 million in gross proceeds, which it used to fund a portion of its remaining sulphur working capital requirements, transaction costs and to repay a substantial portion of its borrowings under the sulphur credit facility (Note 3). At September 30, 2002, approximately $2.3 million of the funds from these transactions remained deposited in various restricted escrow accounts, which will be used to fund Freeport Sulphur's remaining sulphur working capital requirements and to provide funding for certain retained environmental obligations as further discussed below. As a result of these transactions, McMoRan's results for the nine months ended September 30, 2002 include a $4.6 million loss, which is included in the accompanying statements of operations within "Income (loss) from discontinued operations." The $4.6 million loss includes $1.8 million of additional losses that were recorded in the third quarter of 2002 primarily reflecting revisions to the previously estimated losses associated with the pending disposal of certain sulphur rail cars.

     The assets sold to Gulf Sulphur Services included Freeport Sulphur's terminal facilities at Galveston, Texas, its terminals at Tampa and Pensacola, Florida, its marine transportation assets and other assets and commercial contracts associated with its sulphur transportation and terminaling business. Freeport Sulphur's terminal facility at Port Sulphur, Louisiana was not transferred to Gulf Sulphur Services and is being marketed separately.

     In connection with the preceding transactions, McMoRan has also agreed to be responsible for any historical environmental obligations relating to its sulphur transportation and terminaling assets and has also agreed to indemnify Gulf Sulphur Services and IMC from any liabilities with respect to the historical sulphur operations engaged in by Freeport Sulphur and its predecessor companies, including reclamation obligations. In addition, McMoRan assumed, and agreed to indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan Inc. and IMC. Subsequently, no costs or liabilities have been incurred with respect to McMoRan's assuming these contingent obligations.

Additional Capital
On June 21, 2002, McMoRan completed a $35 million public offering of 1.4 million shares of 5% mandatorily redeemable convertible preferred stock (Note 4). Proceeds received from the offering totaled $33.7 million, net of an underwriting discount of $1.1 million and $0.2 million of certain other issuance costs. As of September 30, 2002, McMoRan has amortized a total of $51,000 of its convertible preferred stock issuance costs. McMoRan used a portion of the proceeds from the offering to repay all remaining borrowings outstanding under its now-terminated sulphur credit facility (Note 3) and is using the remaining funds for its working capital requirements and other general corporate purposes. In July 2002, MOXY entered into a one-year, $10 million revolving bank credit facility agreement that provided it with borrowing capacity of $3.5 million at September 30, 2002 (Note 3). McMoRan has not borrowed any amounts under this facility. McMoRan is also considering the sale or other farm-out arrangements of additional oil and gas properties to raise additional capital.

Exploration Funding Arrangements
In May 2002, MOXY entered into a farm-out agreement with El Paso Production Company (El Paso) that provides for the funding of exploratory drilling and related development costs with respect to four of its high-potential, deep-gas prospects in the shallow waters of the Gulf of Mexico. Under the program, El Paso is funding all of McMoRan's interests for the exploratory drilling and development costs of these prospects and will own 100 percent of the program's interests in the four prospects until aggregate production to the program totals 100 billion cubic feet of gas equivalent (Bcfe). After aggregate production of 100 Bcfe, ownership of 50 percent of the program's interests would revert back to MOXY. The four prospects in the exploration program are "Hornung" at Eugene Island Block 108 (28-foot water depth), "JB Mountain" at South Marsh Island Block 223 (10-foot water depth), "Lighthouse Point- Deep" at South Marsh Island Block 207 (16-foot water depth) and "Mound Point" at Louisiana State Lease 340 (10-foot water depth). Drilling commenced at the Hornung prospect in April 2002 and at JB Mountain and Lighthouse Point-Deep in June 2002. In October 2002, the Hornung well's results were evaluated not to contain commercial quantities of hydrocarbons and the well is being plugged and abandoned. As a result, McMoRan impaired its leasehold acquisition costs for the Hornung prospect, which is located on acreage covering four offshore blocks covering 20,000 gross acres, resulting in a $5.3 million charge to exploration expense in the third quarter of 2002 (Note 5). MOXY plans to enter into additional farm-out or other exploration arrangements with other oil and gas industry participants for other prospects.

Agreement to Form Joint Venture
On October 22, 2002, McMoRan and K1 USA Ventures, Inc., a wholly owned subsidiary of K1 Ventures Limited (collectively
K1), announced an agreement to form a joint venture, K-Mc Energy Ventures, to acquire energy related businesses. McMoRan would manage the business activities of the new joint venture.

     The new joint venture would form K-Mc Venture I LLC (K-McI) to acquire certain of McMoRan's Main Pass facilities. K-Mc I would pursue new business activities using the site's unique infrastructure and would also continue to produce oil at Main Pass.

     Under terms of the agreement, McMoRan would contribute to K-Mc I its Main Pass oil interests, and at the election of K1 USA Ventures, Inc., other Main Pass infrastructure assets required to support the new business activities currently being pursued at the site. McMoRan would receive $13 million in the transaction, which would be used to fully fund the Main Pass Phase I reclamation costs. These facilities are currently in the process of being dismantled pursuant to the previously announced fixed cost contract with OSFI (see "Sulphur Reclamation Obligations" above). In addition, K1 would provide credit support for the new venture in an amount up to $10 million to provide financial assistance for K-Mc I's bonding requirements with the MMS. McMoRan would own 33.3 percent of K-Mc I. Also in connection with the transaction, K1 would receive warrants to purchase 1.7 million shares of McMoRan common stock at any time within five years at a price of $5.25 per share and, upon K1's election to participate in the future business activities, would receive additional warrants to purchase an additional 0.76 million shares of McMoRan common stock at a price of $5.25 per share.

     The new enterprise would continue the efforts previously initiated by McMoRan to pursue the use of the Main Pass facilities as a support hub for energy development and production projects in the Gulf of Mexico. The surface platforms and related structures at Main Pass, together with the two-mile diameter caprock and salt dome, have significant capacity and potential for a variety of commercial activities. The potential alternative uses may include the disposal of nonhazardous waste from offshore oil and gas drilling activities; a hub for receiving deepwater vessels transporting oil and gas production, including compressed natural gas and liquefied natural gas; and cavern storage facilities to store natural gas and oil. McMoRan is continuing its efforts to pursue the required permits for the waste disposal operations at Main Pass. McMoRan began its efforts to obtain such a permit in late 2000.

     The formation of the joint venture is expected to occur in the fourth quarter of 2002, subject to certain closing
conditions.
                    -----------------------

    For more information regarding McMoRan's sulphur operations, its decision to exit the sulphur business, its plans for addressing its near-term sulphur reclamation obligations with the MMS and information regarding its sulphur credit facility see Notes 2, 8, 9 and 11 of the Notes to Consolidated Financial Statements included within its 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

3.   BANK CREDIT FACILITIES
Freeport Sulphur's borrowings under the sulphur credit facility totaled $55.0 million at December 31, 2001. In June 2002, following the sale of the sulphur transportation and terminaling assets (Note 2) and the completion of McMoRan's pubic equity offering (Notes 2 and 4), Freeport Sulphur repaid all remaining borrowings outstanding under the facility ($58.5 million), which was then terminated.

    In July 2002, MOXY entered into a one-year, $10 million revolving bank credit facility with Hibernia National Bank. Amounts available for borrowing under this facility are subject to a borrowing base, which provided MOXY up to $4.5 million of borrowing capacity under the facility. The amount available for borrowing under the facility is decreasing by $0.5 million per month. The amount available for borrowing at September 30, 2002 was $3.5 million. The variable rate loan is secured by all of MOXY's oil and gas producing properties and is guaranteed by McMoRan. At the time of this filing, MOXY has made no borrowings under this credit facility.

5.   MANDATORILY REDEEMABLE PREFERRED STOCK
In June 2002, McMoRan completed a $35 million public offering of
1.4 million shares of its 5% mandatorily redeemable convertible preferred stock (Note 2). Each $25 share provides for a quarterly cash dividend of $0.3125 per share ($1.25 per share annually) and is convertible at the option of the holder at any time into 5.1975 shares of McMoRan's common stock, which is equivalent to $4.81 per common share, representing a 20 percent premium over McMoRan's common stock closing price on June 17, 2002. The initial dividend totaling $0.5 million ($0.3472 per share) was paid on September 30, 2002. McMoRan may redeem the preferred stock after June 30, 2007 and must redeem the stock by June 30, 2012. Any redemption by McMoRan must be made in cash.

5.   ASSET IMPAIRMENT
Costs for unproved oil and gas properties are assessed periodically, and a loss is recognized if the properties are deemed impaired. Factors that may indicate that an unproved oil and gas property is impaired include, without limitation, exploratory drilling results on a specific prospect, the remaining term before expiration of a specific lease and others. When events or circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows from the property, a reduction of the carrying amount to fair value is required. Measurement of the impairment loss is based on the estimated fair value of the asset, which McMoRan generally determines using estimated undiscounted future cash flows from the property, adjusted to present value using an interest rate considered appropriate for the asset. Future cash flow estimates for McMoRan's oil and gas properties are measured on a field-by-field basis and include future estimates of proved and risk-assessed probable reserves, oil and gas prices, production rates and operating, development and reclamation costs based on operating budget forecasts. Assumptions underlying future cash flow estimates are subject to various risks and uncertainties.

     In the third quarter of 2002, as a result of mechanical problems encountered by the well at the West Cameron Block 624 field, McMoRan recorded a $3.2 million impairment charge to depreciation expense to write-off the asset carrying cost of the field. In October 2002, the initial Hornung prospect exploratory well at Eugene Island Block 108 was evaluated not to contain commercial quantities of hydrocarbons and is being plugged and abandoned. As a result, McMoRan recorded a $5.3 million charge to exploration expense to impair its leasehold acquisition costs associated with the Hornung prospect, which covers four offshore lease blocks (Eugene Island Blocks 96/97/108/109) encompassing 20,000 gross acres. McMoRan has $4.0 million of remaining Hornung prospect leasehold acquisition costs. Recovery of this leasehold cost is dependent upon El Paso or others pursuing and successfully drilling additional identified exploration opportunities on this acreage over the near term. Two of the four leases comprising the Hornung prospect are currently scheduled to expire in mid-2003.


6.   EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing the income (loss) applicable to continuing operations, income (loss) from discontinued operations and net income applicable to common stock by the weighted-average number of common shares outstanding during the periods presented. Net income applicable to continuing operations is calculating by taking "income (loss) from continuing operations" and subtracting the "preferred dividends and amortization of convertible preferred stock issuance cost" line in the accompanying statements of operations. See the caption entitled "Diluted income (loss) from continuing operations before assumed conversion" in the table below for an illustration of net income applicable to continuing operations. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):


                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                    -------------------  -------------------
                                       2002       2001      2002       2001
                                    ---------  --------  --------  ---------
Diluted net income (loss) per share of
 common stock:
Income (loss) from continuing
 operations                         $ (12,621) $ (5,675) $ 10,261  $ (55,883)
Preferred dividends and amortization
 of issuance costs                       (488)      -        (537)       -
                                    ---------  --------  --------   --------
Diluted income (loss) from continuing
 operations before assumed conversion (13,109)   (5,675)    9,724    (55,883)
Add:  Preferred dividends and issuance
 cost amortization from assumed
 conversion                               -         -         537        -
                                    ---------  --------  --------   --------
Diluted income (loss) from continuing
 operations                           (13,109)   (5,675)   10,261    (55,883)
Income (loss) from discontinued
 operations                             2,853    (2,691)    1,537    (16,288)
                                    ---------  --------  --------   --------
Diluted net income (loss) applicable
 to common stock                    $ (10,256) $ (8,366) $ 11,798   $(72,171)
                                    =========  ========  ========   ========

Weighted average common shares
 outstanding                           16,041    15,872    15,978     15,862
Dilutive stock options  a                 -         -           1        -
Assumed conversion of preferred
 stock  b                                 -       2,719       -          -
                                    ---------  --------  --------   --------
Weighted average common shares
 outstanding for purposes of
 calculating diluted net income
 (loss) per share                      16,041    15,872    18,698     15,862
                                    ---------  --------  --------   --------

Diluted net income (loss) from
 continuing  operations                $(0.82)   $(0.36)    $0.55     $(3.52)
Diluted net income (loss) from
 discontinued operations                 0.18     (0.17)     0.08      (1.03)
                                       ------    ------     -----     ------
Diluted net income (loss) per share    $(0.64)   $(0.53)    $0.63     $(4.55)
                                       ======    ======     =====     ======


a. Excludes options that otherwise would have been included in the diluted per share calculation but would make the calculations anti-dilutive considering the net loss incurred during the periods. Excluded options represented 24,000 shares for the nine months ended September 30, 2001. There were no dilutive stock options during the third quarters of 2002 and 2001.
b. Assumes the conversion of the 1.4 million shares of 5% convertible preferred stock into approximately 7.3 million shares of McMoRan common stock (Note 4). The effect of the assumed conversion during the period from the issuance date (June 21, 2002) to September 30, 2002 (102 days) equates to approximately
   2.7 million shares of McMoRan common stock.

     Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:


                                      Third Quarter       Nine Months
                                    -----------------   ----------------
                                      2002      2001     2002     2001
                                    -------   -------   -------  -------
Outstanding options (in thousands)    3,379     2,468     3,379    2,213
Average exercise price              $ 14.89   $ 17.08   $ 14.89  $ 17.76


7. RATIO OF EARNINGS TO FIXED CHARGES AND COMPREHENSIVE LOSS McMoRan's ratio of earnings to fixed charges calculation was 2.5 to 1 for the nine months ended September 30 2002, while the same calculation resulted in a shortfall of $49.8 million for the nine months ended September 30, 2001. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

McMoRan had no items of other comprehensive income in 2002.
McMoRan's total comprehensive loss for the periods ended
September 30, 2001 follows (in thousands):


                                              Third       Nine
                                             Quarter     Months
                                            --------   ---------
Net loss                                    $ (8,366)  $ (72,171)
Other comprehensive loss:
Cumulative effect loss from change in
 accounting principle                            -          (492)
Change in unrealized derivatives' fair value     (33)       (278)
Reclassification to earnings                     174         610
                                            --------   ---------
Total comprehensive loss                    $ (8,225)  $ (72,331)
                                            ========   =========

8. DISCONTINUED OPERATIONS
In June 2002, McMoRan sold its sulphur transportation and terminaling assets to a newly formed sulphur services joint venture, in which McMoRan owns no interest (Note 2).

     Following is a summary of McMoRan's sulphur operations, which are reflected on a net basis within loss from discontinued operations in the accompanying statements of operations (in thousands):

                                    Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                    ------------------  --------------------
                                      2002      2001      2002        2001
                                    -------   --------  --------    --------
Revenues                            $   -     $ 12,654  $ 30,810    $ 55,761
Production and delivery                 -       12,002    28,326      64,174
Depreciation and amortization           -          724       646       3,724
General and administrative expenses     408      1,282     2,371       4,063
                                    -------   --------  --------    --------
  Operating loss                       (408)    (1,354)     (533)    (16,200)
Interest expense                        (48)    (1,345)   (3,503)     (4,074)
Other income, net                     2,559 a        8     4,823 a,b   3,986
                                    -------   --------  --------    --------
Net income (loss) from discontinued
 sulphur operations                   2,103     (2,691)      787     (16,288)
                                    -------   --------  --------    --------
Gain on sale of asset c                 750        -         750         -
                                    -------   --------  --------    --------
Total income (loss) from discontinued
 operations                         $ 2,853   $ (2,691) $  1,537    $(16,288)
                                    =======   ========  ========    ========


a. Reflects a $5.2 million reduction in the estimated accrued
   Main Pass sulphur reclamation costs based on the fixed fee contractual arrangement with OSFI (Note 2). Also includes $1.8 million of additional losses associated with McMoRan's exit from the sulphur business, primarily reflecting revisions to the previously estimated losses associated with the pending disposal of certain sulphur rail cars.
b. Includes $5.0 million gain associated with the substantial resolution of McMoRan's Caminada sulphur reclamation obligation partially offset by the $2.8 million loss incurred from the sale of its sulphur transportation and terminaling assets in June 2002 (Note 2).
c. Received $0.8 million of proceeds from the sale of an asset that was previously written off.

9.  NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the fair value of liabilities for asset retirement obligations to be recorded in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. McMoRan will be required to recognize the cumulative-effect for changes in its asset retirement obligation liabilities, asset retirement costs and accumulated depreciation in the period this standard is adopted. McMoRan has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but currently does not expect to adopt the new rules before January 1, 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also supersedes certain aspects of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations-Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be separately reported in the period incurred rather than as of the measurement date as previously required by APB 30. Additionally, certain asset dispositions previously not qualifying for discontinued operations treatment may now be required to be presented in this manner. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. McMoRan adopted this new standard effective January 1, 2002 and has reflected its sulphur operations as discontinued operations for all periods presented as discussed in Note 1.


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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of McMoRan Exploration
Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of September 30, 2002 and the related statements of operations for the three-month and nine-month periods ended September 30, 2002 and the statement of cash flows for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company's management. We did not perform a similar review of the accompanying condensed balance sheet as of December 31, 2001, the statements of operations for the three-month and nine-month periods ended September 30, 2001 or the statement of cash flows for the nine months ended September 30, 2001.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 2002, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

                                 /s/ ERNST & YOUNG LLP

New Orleans, Louisiana
October 22, 2002

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
  We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region. Through mid-June 2002, we also were engaged in the purchasing, transporting, terminaling, processing and marketing of recovered sulphur.

Status of 2002 Business Plan
  As previously disclosed, we have been required to address significant financial liquidity issues in 2002 as a result of adverse business conditions associated with our former sulphur operations and significant nonproductive exploratory drilling and related costs incurred during 2001 and 2000.

  Our business plan for the remainder of 2002 and 2003 is to drill, or have third parties drill, our high-potential, high-risk, deep-gas exploratory prospects in shallow-water depths in the Gulf of Mexico included within our existing lease acreage position. To enable us to accomplish our business plan and meet our financial obligations, we developed a financial plan requiring the achievement of various objectives. During 2002 we have taken the following actions:

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

  * completed a $35 million public offering of redeemable preferred stock (Note 4), that resulted in $33.7 million of proceeds net of issuance costs and expenses, which enabled us to repay all remaining amounts outstanding under our now terminated sulphur credit facility, with the remaining funds available for our working capital requirements and for other general corporate purposes;

  * completed the dismantlement and removal (reclamation) activities of the sulphur facilities at Caminada and commenced the reclamation of the Main Pass 299 (Main Pass) sulphur facilities not essential for use in the contemplated future businesses at the site (Phase I);

  *  entered into a major farm-out agreement with El Paso
     Production Company (El Paso) to provide funding for four of our near-term prospects and plan to enter into additional farm-out or other exploration arrangements with other oil and gas industry participants;

  * entered into a one-year, $10 million revolving credit facility with Hibernia National Bank in July 2002. At September 30, 2002, availability under this facility totaled $3.5 million (Note 3); and

  * agreed to form a joint venture with K1 USA Ventures Inc., a wholly owned subsidiary of K1 Ventures Limited (collectively K1), to acquire energy related businesses. K-Mc Venture I LLC (K-Mc I), the initial joint venture between us and K1 would acquire certain of our Main Pass structures and facilities and would provide certain bonding assurances to the Minerals Management Service (MMS) for all the structures K-Mc I acquires at Main Pass other than the Phase I structures, which are currently in the process of being dismantled (Note 2). The formation of the joint venture is expected to occur in the fourth quarter of 2002, subject to certain closing conditions.

   For additional information regarding these transactions see
"Capital Resources and Liquidity" and "Exit from Sulphur
Operations" below.

  As discussed above, we have made substantial progress in implementing our financial plan. As a result of the above transactions, we have repaid over $100 million of debt during 2002 and have $21.3 million of unrestricted cash available for our operations, working capital requirements and other general corporate purposes at September 30, 2002. We continue to pursue actively the completion of the Main Pass reclamation activities and satisfaction of the related obligation; our balance sheet reflects $13.0 million in current liabilities relating to Phase I of the Main Pass reclamation obligation, which we expect to be settled in the near-term. In August 2002, we amended our contract with Offshore Speciality Fabricators Inc. (OSFI) to clarify certain aspects, including specifying values for the reclamation of the

Phase I structures at Main Pass. Under the terms of this arrangement, OSFI would receive $13 million for its Phase I reclamation activities. We expect to fund the Phase I reclmation costs with the proceeds from the sale of our Main Pass oil facilities to a joint venture (see
"Exit From Sulphur Operations - Agreement to Form Joint Venture" below and Note 2). We have incurred $1.0 million of costs associated with the Phase I reclamation activities and any costs we fund prior to the closing of the joint venture transaction would be reimbursed to us upon the formation of the joint venture. For more information regarding our business plan and these transactions, see "Exit from Sulphur Operations" below and Note 2 and for the related risks, see "Risk Factors" in Items 1. and 2. included in our 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     As a result of our exit from the sulphur business, our remaining continuing operating segment is oil and gas exploration and production activities. See "Exit from Sulphur Operations" below for information regarding our former sulphur segment. The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region, including the oil operations at Main Pass. We use the successful efforts accounting method for our oil and gas operations, under which exploration costs, other than costs of drilling successfully and in progress exploratory wells, are charged to expense as incurred.

     During the third quarter of 2002, we recorded an operating loss of $12.6 million associated with our oil and gas operations, which included a charge of $5.3 million for the impairment of the leasehold costs associated with the Eugene Island Block 108 (Hornung) prospect following a determination that the initial Hornung well did not contain commercial quantities of hydrocarbons and a $3.2 million charge to write off the asset carrying cost of the West Cameron Block 624 field following the shut-in of production from the field in September 2002 (see "Operational Activities" below).

     For the nine months ended September 30, 2002 our operating income from oil and gas operations totaled $10.8 million, which included $30.1 million of gains associated with dispositions of certain ownership interests in our oil and gas properties during the first half of 2002 (see "Capital Resources and Liquidity" below and Note 2). During the third quarter of 2001, our oil and gas operations resulted in an operating loss of $5.7 million, including $3.8 million of nonproductive exploratory drilling and related costs. For the nine months ended September 30, 2001, our oil and gas operations resulted in an operating loss of $56.0 million, which included $40.5 million of nonproductive exploratory drilling and related costs.

Summarized operating data is as follows:


                         Three Months Ended     Nine Months Ended
                            September 30,         September 30,
                        --------------------  ----------------------
                          2002       2001       2002         2001
                        ---------  ---------  ---------    ---------
Sales volumes:
  Gas (thousand cubic
   feet, or Mcf)        1,004,900  4,096,100  5,228,300 a  7,468,600
  Oil, excluding Main
   Pass (barrels)          19,900    153,400    110,000 b    228,800
  Oil from Main Pass
   (barrels)              235,000    302,800    762,300      728,400
  Plant products
   (equivalent barrels)c    8,200     81,000     23,600       81,000
Average realizations:
  Gas (per Mcf)            $ 3.10    $ 2.90      $ 2.82       $ 4.21
  Oil, excluding Main
   Pass (per barrel)        27.98     22.69       23.76        26.98
  Oil from Main Pass
   (per barrel)             24.73     22.75       21.59        22.85


a. Sales volumes include 856,000 Mcf of gas associated with oil and gas properties sold in February 2002.
b. Sales volumes include 18,500 barrels of oil associated with the oil and gas properties sold in February 2002.
c. We recorded approximately $0.2 million and $0.7 million of revenues associated with plant products (ethane, propane, butane, etc.) during the third quarter of 2002 and nine months ending September 30, 2002, respectively. We recorded a total of $1.6 million of revenues associated with plant products during the third quarter of 2001. There were no significant plant product revenues during the first half of 2001.

Oil and Gas Operations
A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):


                                  Third      Nine
                                 Quarter    Months
                                --------   --------
      Oil and gas revenues -
        prior year period       $ 24,555   $ 56,446
      Increase (decrease)
        Sales volumes:
            Oil                   (5,115)    (2,430)
            Gas                   (8,964)    (9,432)

        Price realizations:
            Oil                      491     (1,314)
            Gas                      201     (7,267)
      Plant products revenues     (1,331)      (945)
      Other                          (52)      (287)
                                --------   --------
      Oil and gas revenues -
        current year period a   $  9,785   $ 34,771
                                ========   ========

a. Current year oil and gas revenues include $2.4 million associated with the properties that were sold in February 2002 (see "Capital Resources and Liquidity" below and Note 2). Oil and gas revenues for the nine months ended September 30, 2002 also include $0.3 million from West Cameron Block 616, which we farmed-out our ownership interests to a third party in June 2002.

     Our third-quarter 2002 oil and gas revenues decreased 60 percent when compared to oil and gas revenues during the third quarter of 2001. The decrease between the comparable periods reflects decreases in volumes sold of both gas (75 percent) and oil (44 percent), partially offset by increases in the average realizations received for both gas (7 percent) and oil (38 percent) during the comparable third quarter 2002 and 2001 periods. The decrease in sales volumes between the comparable periods reflects 1) the sale of three oil and gas properties in February 2002, two of which began production during mid-2001; 2) the farm-out of our West Cameron Block 616 field in June 2002; 3) severe weather conditions in the Gulf of Mexico that shut-in our production for a number of days in late September; and 4) routine shut-ins for pipeline maintenance by other companies involving our fields. Revenues for the third quarter of 2002 include $0.2 million of plant products revenues associated with approximately 8,200 equivalent barrels of oil and condensate received for products (ethane, propane, butane, etc.) recovered from the processing of our natural gas. Plant product revenues during the third quarter of 2001 totaled $1.6 million from 81,000 equivalent barrels of oil and condensate. The decrease in plant product revenues is primarily the result of the sale of two of our producing properties in February 2002.

     For the nine months ended September 30, 2002, our oil and gas revenues decreased by 38 percent when compared to the oil and gas revenues for the comparable period in 2001. This decrease primarily reflects a 30 percent reduction in the volumes of gas sold and a 33 percent decline in the average realizations received for gas between the comparable periods. For the nine months ended September 30, 2002, oil revenues reflected a decrease of 8 percent in both the volumes sold and average realizations received over levels during the comparable period of 2001. The decrease in our oil and gas revenues during the comparable nine-month periods reflects the sale of certain oil and gas properties and other factors discussed for the comparable third-quarter periods above. Production from Main Pass oil increased by 5 percent during the comparable nine-month 2002 and 2001 periods reflecting the additional 16.7 percent interest we purchased in June 2001 and the operations having only eight months of production in 2001 because of the shut-in of its operations during February 2001 for the performance of platform and equipment maintenance. This increase in Main Pass oil production was partially offset by the field being shut-in during portions of the third quarter of 2002 because of severe weather conditions in the Gulf of Mexico, work to enhance production from the field (see "Operational Activities" below) and the reclamation work being conducted on certain of the sulphur facilities at the field (see "Exit from Sulpur Operations" below). For the nine months ended September 30, 2002, the revenues associated with our plant products (discussed above) totaled $0.7 million from approximately 23,600 equivalent barrels of oil and condensate.

     Production and delivery costs totaled $7.4 million in the third quarter of 2002 and $20.1 million for the nine months ended September 30, 2002 compared to $9.3 million and $28.6 million for the comparable periods in 2001. The decrease between the comparable third-quarter periods primarily reflects decreases in well workover costs, which totaled $0.6 million in the third quarter of 2002 and $1.6 million during the third quarter of
2001, as well as lower sales volumes associated with the disposition of certain oil and gas properties during the first
half of 2002.   The decreases between the comparable nine-month
2002 and 2001 periods reflect approximately $1.9 million of costs associated with the extensive Main Pass oil platform and equipment maintenance performed in February 2001 and an aggregate total of $6.3 million of lease workover costs for work performed at the Eugene Island Block 193/208/215 and Vermilion Block 160 and 159 fields during the nine months ending September 30, 2001. During the nine months ended September 30, 2002 our workover costs totaled $1.2 million, which represent our efforts to re-establish production for the Mound Point No. 2 well at Louisiana State Lease 340 during the first quarter of 2002 and remedial operations at the Eugene Island Block 193 C-1 well (see "Operational Activities" below) during the third quarter of 2002.

     Depreciation and amortization expense totaled $6.2 million in the third quarter of 2002 and $16.8 million for the nine months ended September 30, 2002 compared with $10.3 million and $17.4 million for the same periods last year. The variance between the respective periods reflects the fluctuations in production volumes, which decreased during the comparable 2002 and 2001 periods as a result of volumes attributable to the disposition of properties during the first half of 2002 and other properties commencing production during the first quarter of 2002. The depreciation expense for both the third-quarter and nine-month periods ended September 30, 2002 were affected by higher unit-of-production depreciation rates compared to those in the comparable periods during 2001. Depreciation expense for the third quarter and nine-months ended September 30, 2002 includes a $3.2 million charge to write off the remaining asset carrying value of the West Cameron Block 624 field (Note 5).

     Our exploration expenses will fluctuate in future periods based on the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):


                                  Third Quarter      Nine Months
                                 ---------------   ---------------
                                  2002     2001     2002     2001
                                 ------   ------   ------   ------
Geological and geophysical,
 including 3-D seismic purchases $  1.2   $  3.5   $  2.9   $ 12.9
Nonproductive exploratory well
 drilling costs, including lease
 amortization costs                 5.9 a    3.8 b    8.5 a   40.5 b,c
Other                                -      (0.6)     0.2      1.2
                                 ------   ------   ------   ------
                                 $  7.1   $  6.7   $ 11.6   $ 54.6
                                 ======   ======   ======   ======


a. Includes a $5.3 million charge to impair the leasehold acquisition costs for the Hornung prospect following the determination that the initial Hornung exploratory well at Eugene Island Block 108 did not contain commercial quantities of hydrocarbons (see "Capital Resources and Liquidity - Exploration Program" below and Note 5). Also includes residual costs associated with various nonproductive exploratory wells drilled in prior years totaling $0.1 million during the third quarter of 2002 and $1.6 million during the nine months ended September 30, 2002.
b. Includes nonproductive exploratory well costs associated with the Louisiana State Lease 340 No. 3 well.
c. Includes nonproductive exploratory well drilling and related costs, primarily associated with the West Delta Block 12 No. 1 and the Garden Banks Block 272 No. 1 wells. Also includes the nonproductive exploratory well costs associated with the Viosca Knoll Block 863 No. 1 well and additional plugging and abandonment costs associated with the Vermilion Block 144 No. 3 well.

Other Financial Results
     General and administrative expense totaled $1.6 million in the third quarter of 2002 and $5.5 million for the nine months ended September 30, 2002 compared with $4.0 million for the third quarter of 2001 and $11.8 million for the nine months ended September 30, 2001. The decreases during the comparable periods primarily reflects reduced administrative costs incurred as a result of the sale of certain oil and gas properties, the decrease in our exploration and development activities, and efforts to reduce personnel and related costs, including the effect of our two Co-Chairmen not receiving any cash compensation during 2002.

     Interest expense, net of capitalized interest, totaled $0.2 million for the third quarter and $0.7 million for the nine months ended September 30, 2002 compared to $0.4 million for the nine months ended September 30, 2001. All of our interest expense was capitalized during the third quarter of 2001. Capitalized interest totaled $0.3 million for the nine months ended September 30, 2002, $0.6 million during the third quarter of 2001 and $0.9 million for the nine months ended September 30, 2001. There was no capitalized interest during the third quarter of 2002. Our interest expense during the third quarter of 2002 represents fees paid in connection with finalizing our current revolving line of credit. All our outstanding oil and gas debt was repaid following the February 2002 sale of three of our and gas properties. For additional information on the sale of the oil and gas properties and the revolving line of credit see "Capital

Resources and Liquidity" below and Note 2.

     During the first quarter of 2002, we recorded a $29.2 million gain associated with the sale of all of our ownership interests in Vermilion Block 196 and Main Pass Blocks 86 and 97 and 80 percent of our ownership interests in Ship Shoal Block 296 (see "Capital Resources and Liquidity" below and Note 2). During the second quarter of 2002, we recorded a $0.8 million gain from the disposition of our interests in West Cameron Block 616 (see "Operational Activities" below).

CAPITAL RESOURCES AND LIQUIDITY
     Operating activities used cash of $10.5 million for the nine months ended September 30, 2002 compared to using cash of $8.6 million during the nine months ended September 30, 2001. Operating cash flow from continuing operations used cash of $3.1 million during 2002 compared with providing $6.6 million during 2001. The decrease reflects the lower revenues generated in 2002 primarily as a result of the disposition of oil and gas properties during the first half of 2002 and working capital changes offset in part by lower geological and geophysical and other exploration costs, which totaled $3.2 million for the nine months ended September 30, 2002 and $14.1 million for the nine months ended September 30, 2001. Operating cash flow associated with our discontinued operations used cash of $7.4 million during the nine months ended September 30, 2002 compared to using $15.2 million of cash during the nine months ended September 30, 2001. During the nine months ended September 30, 2001 we incurred $11.2 million of Main Pass sulphur mine reclamation costs compared with $0.4 million of reclamation costs associated with our Caminada mine site in 2002. A significant portion of our remaining sulphur reclamation costs is being incurred by a third party under the terms of a fixed cost contractual agreement (see "Exit From Sulphur Operations" below and Note 2).

    Our investing activities provided $104.7 million of cash during the nine months ended September 30, 2002 compared with using cash of $87.8 million during the nine months ended September 30, 2001. Investing cash flow from our continuing operations provided cash of $46.1 million during 2002 compared with using cash of $91.0 million during 2001. Our investing cash flow during 2002 included the receipt of $60.0 million associated with the sale of three of our oil and gas property interests (see below), offset in part by $13.9 million of exploration and development capital expenditures primarily reflecting the development of the Eugene Island Block 97 No. 3 well and recompletion efforts at a number of our fields during 2002. Our investing cash flow during 2001 included exploration and development capital expenditures of $92.3 million, which included $40.5 million of nonproductive exploratory drilling and related costs primarily associated with the West Delta Block 12 No. 1, Garden Banks Block 272 No. 1, Viosca Knoll Block 863 No. 1 and Vermilion Block 144 No. 3 exploratory wells. Other capital expenditures during the nine months ended September 30, 2001 included approximately $40.7 million of development costs primarily associated with development of our year 2000 discoveries and the costs incurred in recompletion operations at West Cameron Block 616 and Eugene Island Blocks 193/208/215.

    Our investing cash flows during the nine months ended September 30, 2001 also include the sale of two of our unproved oil and gas leases for $1.3 million. Investing cash flow associated with our discontinued operations totaled $58.6 million during the nine months ended September 30, 2002, which included the $58.0 million of gross proceeds we received in June 2002 in connection with the transactions that resulted in our exit from the recovered sulphur business (see "Exit from Sulphur Operations" below). The discontinued operations investing cash flows also include a $0.6 million sale of miscellaneous assets from the Main Pass sulphur facilities.

    Our financing activities resulted in a use of cash of $71.2 million for the nine months ended September 30, 2002 compared to providing cash of $47.5 million for the nine months ended September 30, 2001. Our continuing operations' financing activities used cash of $16.2 million during 2002 primarily to repay the $49.7 million of accumulated net borrowings under our oil and gas credit facility as of December 31, 2001 (see below), compared to providing $35.5 million during the nine months ended September 30, 2001. The repayment of the oil and gas debt was partially offset by the $33.7 million of net proceeds received from the public convertible preferred stock offering in June 2002 (see "Equity Offering" below). Cash used by our discontinued operations totaled $55.0 million during the nine months ended September 30, 2002 compared to providing cash of $12.0 million during the nine months ended September 30, 2001. The cash used by the discontinued operations during 2002 represents the repayment of the accumulated net borrowings outstanding under the sulphur credit facility as of December 31, 2001 following the closing of the sale of the sulphur transportation and terminaling assets (see "Exit from the Sulphur Business below) and the completion of our equity offering (see "Equity Offering" below). The cash provided by the discontinued sulphur operations during 2001 reflects the net borrowings under the sulphur credit facility during that period.

     In February 2002, we sold three of our oil and gas properties for $60.0 million. Under terms of the sales agreement, we sold our ownership interests in Vermilion Block 196, Main Pass Blocks 86/97, and 80 percent of our interests in Ship Shoal Block 296. We have retained our interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296. We also have retained a potential reversionary interest in these properties equal to 75 percent of the transferred interests following payout of $60 million plus a specified annual rate of return. Whether or not payout ultimately occurs will depend upon future production and future market prices of both natural gas and oil, among other factors. Upon closing, we used the proceeds to repay all borrowings outstanding on the oil and gas credit facility ($51.7 million), which then was terminated. Our operating results for the nine months ended September 30, 2002 include a $29.2 million gain associated with this sales transaction (see "Results of Operations" above). In July 2002 we entered into a one-year revolving credit facility with Hibernia National Bank which at September 30, 2002 provided up to $3.5 million of borrowing capacity. The amount available for borrowing under this revolving credit facility is reduced by $0.5 million per month (Note 3).

Preferred Stock Offering
    In June 2002, we completed a $35 million public offering of
1.4 million shares of our 5% mandatorily preferred convertible preferred stock. Each $25 share provides for a quarterly cash dividend of $0.3125 per share ($1.25 per share annually) and is convertible at the option of the holder at any time into 5.1975 shares of our common stock, which is equivalent to $4.81 per share representing a 20 percent premium over our common stock closing price on June 17, 2002. We can redeem the preferred stock after June 30, 2007 and must redeem the stock by June 30, 2012. Any redemption we make must be made in cash. The initial dividend totaling $0.5 million ($0.3472 per share) was paid on September 30, 2002.

Exploration Program
     In May 2002, we entered into an exploration program with El Paso Production Company, a subsidiary of El Paso Corporation, through a major farm-out transaction covering four of our shallow-water, high-potential, deep-gas prospects on 100,000 acres in the Gulf of Mexico. Under the program, El Paso is funding all of our interests for the exploratory drilling and development costs of these prospects and will own 100 percent of the program's interests in the four prospects until aggregate production to the program totals 100 billion cubic feet of gas equivalent (Bcfe). After aggregate production of 100 Bcfe, ownership of 50 percent of the program's interests would revert back to McMoRan. The four prospects in the exploration program are "Hornung" at Eugene Island Block 108 (28-foot water depth), "JB Mountain" at South Marsh Island Block 223 (10-foot water depth), "Lighthouse Point-Deep" at South Marsh Island Block 207 (16-foot water depth) and "Mound Point" at Louisiana State Lease 340 (10-foot water depth). Drilling commenced at the Hornung prospect in April 2002 and at JB Mountain and Lighthouse Point-Deep in June 2002. We anticipate drilling at Mound Point will commence in the first quarter of 2003. We are pursuing additional farm-out or other exploration arrangements with other oil and gas industry participants for other prospects.

     The Hornung well was drilled to a total measured depth of 21,800 feet and encountered several zones below 17,000 feet which showed resistivity potentially indicative of hydrocarbon bearing formations. However, the well was evaluated not to contain commercial quantities of hydrocarbons and it will be plugged and abandoned. As a result, our third-quarter 2002 results include a $5.3 million charge to exploration expense to impair the leasehold acquisition costs relating to the Horning prospect. We did not incur any drilling costs for the well. We have $4.0 million of remaining leasehold acquisition costs relating to our rights in the Hornung prospect, which is located on acreage covering four offshore blocks covering 20,000 gross acres. Recovery of this remaining leasehold acquisition cost is dependent upon El Paso or others pursuing and successfully drilling additional prospects on this exploration acreage over the near term. Two of the four leases comprising the Hornung prospect are scheduled to expire in mid-2003. See Note 5 for additional discussion of our impairment charges recorded during the third quarter of 2002.

                       --------------------

     The transactions described above and in "Status of 2002 Business Plan" have provided us financial resources to conduct our business in 2002 and are currently expected to enable us to conduct our business plan in 2003. This plan involves pursuing exploration activities on our large lease acreage position in the Gulf of Mexico, principally through drilling arrangements involving funding by third parties. In addition, we will continue to address our reclamation obligations resulting from our discontinued sulphur operations, primarily at Main Pass in the Gulf of Mexico, and to pursue the development of alternative business uses for the Main Pass facilities. These Main Pass activities would be conducted through the proposed joint venture described below in "Exit From Sulphur Operations - Agreement to Form Joint Venture," which is contemplated to encompass additional opportunities for us to participate in other investments in the energy industry. Our plan is to focus on preserving our limited financial resources and our liquidity through managing our operations and limiting costs in all areas of our business. Events involving uncertainties, including those beyond our control, could have an adverse future impact on our financial resources and liquidity.

OPERATIONAL ACTIVITIES
Our average net daily production approximated 13 million cubic feet of gas equivalent (Mmcfe/d) in the third quarter of 2002 and is expected to average approximately 13 Mmcfe/d for the fourth quarter of 2002 and 12 Mmcfe/d for the first half of 2003.

Eugene Island Blocks 193/208/215 (Deep Tern Prospect)   This
field was shut-in during early July while the pipeline company servicing this field performed maintenance work on their pipeline. Production was restored in mid-July, at which time we ran a log on the Eugene Island Block 193 C-1 well to assist us in identifying the source of water production in the well, which had reduced the gross flow rate from the well to approximately 2 Mmcfe/d, prior to it being shut in during early July 2002. We identified the source of the water and performed the necessary remedial procedures to correct the problem. Production from the well was re-established in early August and was producing at a rate approximating 10 Mmcfe/d, 4.3 Mmcfe/d net to our interests. In late September 2002, the well's production was again shut-in because of the storms that affected the Gulf of Mexico. We have been unable to re-establish production at rates comparable to those before the storms. We are currently evaluating remedial alternatives for the well. We have a 53.4 percent working interest and 41.7 percent net revenue interest in the Eugene Island Block 193/208/215 field and a 42.2 percent working interest and 33.4 percent net revenue interest in the Eugene Island Block 193 C-1 well. The field is located approximately 50 miles offshore Louisiana in 100 feet of water.

Eugene Island Block 97 (Thunderbolt) This field experienced significant down time during the quarter because of maintenance work to the pipelines, remedial work on the No. 2 well and shut-ins during the recent tropical storms. Additionally, the No. 3 well was recompleted to a previously unproduced sand. The most recent well test indicates the No. 3 well is producing at a gross rate of 13.7 Mmcfe/d, 3.7 Mmcfe/d net to our interests. The No. 2 well is currently shut-in and a recompletion to the final producible sand is being planned and evaluated. Currently the two wells comprising the Thunderbolt field are producing at an average gross rate of 15.8 Mmcfe/d, 4.3 Mmcfe/d net to our interests. We have an approximate 38.0 percent working interest and 27.2 net revenue interest in the Thunderbolt prospect, which is located approximately 25 miles offshore Louisiana in 27 feet of water.

Main Pass Block 299  We began several value-enhancing projects in
the third quarter of 2002.   These projects include a gas lift
pipeline repair, which is expected to provide higher production levels from the field, and the H2S dilution project, a process to assist in removing certain impurities from the oil produced at the field, which is expected to significantly reduce the maintenance costs and production downtime at the field. The estimated cost associated with these projects, which are expected to be completed during the fourth quarter of 2002, is expected to approximate $2.0 million. We have entered into an agreement in which we would sell our interest in the Main Pass oil operations to a joint venture in which we will retain a 33.3 percent interest (see Note 2 and "Exit From Sulphur Operations - Agreement to Form Joint Venture" below).

West Cameron Block 616   At December 31, 2001, we had one well
producing at the West Cameron Block 616 field. On February 26, 2002, the well ceased production and in June 2002, we farmed-out our interest in the field. The parties acquiring the field agreed to assume all of our reclamation obligations associated with the wells and structures at the field. Accordingly, we recorded an approximate $0.8 million gain associated with the reversal of our previously accrued reclamation costs for the field. Under terms of the farm-out agreement, the farmee is required to attempt to restore production from one well that was producing in early 2002 and drill at least one additional well or sidetrack an existing well in the field. In September 2002, the farmee commenced a replacement well at the field. This replacement well has reached its objectives, been logged and its results are being evaluated. The farmee has now commenced a second well at the field. We have retained a five percent overriding royalty interest in any future production from this field, which would increase to 10 percent after production of an additional 12 Bcfe from the field.

West Cameron Block 624 The well at this field has been shut-in since September 3, 2002. Although we are evaluating possible remediation work at the field, we have no further current development plans. Accordingly, we recorded a $3.2 million impairment charge to write off the remaining asset carrying cost for this field during the third quarter of 2002 (Note 5). We own a 95.0 percent working interest and 66.8 percent net revenue interest in the well, which is located approximately 130 miles offshore Louisiana in 365 feet of water.

Drilling Arrangements   As discussed in "Capital Resources and
Liquidity - Exploration Program" above, we completed an agreement with El Paso to fund exploration and development activities on certain of our prospects identified for drilling in 2002. Our exploration acreage position currently consists of approximately 400,000 gross acres, including approximately 100,000 gross acres in the El Paso arrangement. Over the past two years, our exploration team has undertaken an intensive process to evaluate the substantial acreage position from a technical standpoint.
Including the four prospects included in the El Paso exploration program, we have identified a group of over 20 prospects, including deep exploration targets for natural gas accumulations in shallow waters near existing production infrastructure.
Included in this inventory of prospects is Cyprus, which is a 3-D seismic amplitude play located on Garden Banks Block 228. We are negotiating trade agreements with a partner who would operate and initiate drilling an exploratory well on this prospect before the end of 2002. We would retain a small working interest position with the partner agreeing to pay a portion of our costs to drill the well to casing point. We will continue our efforts to enter into exploration arrangements with industry participants under which, we would expect to retain a potentially significant reversionary interest in any discoveries.

Exploration Commitments   Effective January 1, 2002, we entered
into an agreement with Texaco Exploration and Production Inc., which committed us to expend $110 million by June 30, 2003 (see
Note 9 in our 2001 Annual Report on Form 10-K). Under the terms of the agreement, we have exceeded the requirement to commit to spend an aggregate $80 million by June 30, 2002. As of September 30, 2002, we have incurred approximately $92 million of expenditures and we anticipate that a substantial majority of the remaining $18 million of required expenditures will be incurred through our recent farm-out transaction with El Paso as discussed in "Drilling Arrangements" above.

EXIT FROM SULPHUR OPERATIONS
Sale Of Sulphur Transportation And Terminaling Assets
     On June 14, 2002, we sold substantially all the assets used in our sulphur transportation and terminaling business to Gulf Sulphur Services Ltd., LLP, a new sulphur joint venture owned equally by IMC Global Inc. (IMC) and Savage Industries Inc. In connection with this transaction, we settled all outstanding disputes between IMC and its subsidiaries and us. In addition, our contract to supply sulphur to IMC also terminated upon completion of the transactions. The transactions provided us with $58.0 million in gross proceeds, which we used to fund our remaining sulphur working capital requirements, transaction costs and to repay a substantial portion of our borrowings under the sulphur credit facility (Note 3). At September 30, 2002, approximately $2.3 million of the funds from these transactions remained deposited in various restricted escrow accounts, which will be used to fund a portion of our remaining sulphur working capital requirements and to provide the potential funding for the retained environmental obligations further discussed below. For the nine months ended September 30, 2002, we have recorded an aggregate loss of $4.6 million associated with the disposal of the sulphur business assets. This loss includes the $2.8 million loss we recorded in June 2002, as well as an additional $1.8 million loss in the third quarter of 2002 primarily reflecting the estimated loss on the pending disposal of certain sulphur rail cars.

     In connection with the preceding transactions, we have also agreed to be responsible for any historical environmental obligations relating to our sulphur transportation and terminaling assets and have also agreed to indemnify Gulf Sulphur Services and IMC from any liabilities with respect to the historical sulphur operations engaged in by our predecessor companies, and us, including reclamation obligations. In addition, we assumed, and agreed to indemnify IMC from, any obligations, including environmental obligations, other than liabilities existing as of the closing of the sale, associated with historical oil and gas operations undertaken by the Freeport-McMoRan companies prior to the 1997 merger of Freeport-McMoRan
Inc. and IMC.   See "Risk Factors" included in our 2001 Annual
Report on Form 10-K.

MMS Bonding Requirement
     We have completed certain reclamation activities at the Main Pass sulphur mine, including the plugging and abandonment of the sulphur wells and removal of the living quarters and warehouse facility. We incurred reclamation costs totaling $11.2 million during the nine months ended September 30, 2001 associated with these initial reclamation activities. During the first quarter of 2002, we entered into contractual agreements with a third party to dismantle and remove the remaining Main Pass and Caminada sulphur facilities (see "Progress Towards Resolution of Sulphur Reclamation Obligations" below).

     In July 2001, the MMS, which has regulatory authority to ensure offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties, informed us that they were considering requiring us or Freeport Sulphur either to post a bond of approximately $35 million or to enter into other funding arrangements acceptable to the MMS, relative to reclamation of the Main Pass sulphur mine and related facilities as well as the Main Pass oil production facilities. In October 2001, Freeport Sulphur entered into a trust agreement with the MMS to provide financial assurances meeting the MMS requirements by February 3, 2002. The trust agreement was subsequently extended by the MMS, most recently from September 27, 2002 to January 15, 2003. We are progressing towards resolving our sulphur reclamation obligations as evidenced by the commencement of certain Main Pass reclamation activities on facilities not essential in any potential future business opportunities. See "Progress Towards Resolution of Sulphur Reclamation Obligations" below.

Progress Towards Resolution Of Sulphur Reclamation Obligations
    In the first quarter of 2002, we entered into contractual agreements with Offshore Specialty Fabricators Inc. (OSFI) for the reclamation of the Main Pass and Caminada sulphur mines and
related facilities located offshore in the Gulf of Mexico.   OSFI
commenced its reclamation activities at the Caminada mine in
March 2002 and its operations at the site are now complete.
During the second quarter of 2002, we recorded a $5.0 million gain associated with the substantial resolution of the Caminada sulphur reclamation obligations and the related conveyance of certain assets to OSFI, as further discussed below. The gain on the resolution of the Caminada reclamation obligation is included in the caption "income (loss) from discontinued sulphur operations"
in the accompanying statements of operations.   OSFI commenced its
initial Phase I reclamation work at Main Pass (see Overview - Status of 2002 Business Plan above) in August 2002. OSFI has removed five of nine bridge structures and has started demolition of the power plant facility at Main Pass. Although work has progressed, OSFI's reclamation work has been delayed by recent storms in the Gulf of Mexico and it is anticipated that the Phase
I reclamation work will continue in 2003.

     As payment of our share of these reclamation costs, we conveyed certain assets to OSFI including a supply service boat, our dock facilities in Venice, Louisiana, and certain assets we previously salvaged during a prior reclamation phase at Main
Pass. When we entered into the contractual agreements with OSFI, the parties expected to dispose of the Main Pass oil facilities and related reclamation obligations through a sale of those assets to a third party and payment of the sales proceeds to OSFI as it completed Main Pass sulphur reclamation activities. In August 2002, we amended our contract OSFI to clarify certain aspects, including specifying values for the reclamation of the Phase I structures at Main Pass. Under the terms of this arrangement, OSFI would receive $13 million for its Phase I reclamation activities.
In addition, we have been engaged in on-going activities to obtain regulatory approval from the MMS to enable the establishment of a new business enterprise that would use part of the Main Pass sulphur facilities and infrastructure for non-hazardous oilfield waste disposal. Subsequently, we identified other potential business opportunities for part of the Main Pass sulphur facilities in support of the offshore petroleum industry, including the storage of natural gas and crude oil. At the time we entered into the contractual agreements with OSFI, we contemplated that a third party would establish and operate this new business enterprise and that we would retain a negotiated share of the revenues or profits from this new business enterprise, which we would share with OSFI.

     We have entered into agreements pursuant to which a new venture would acquire the Main Pass oil facilities and may acquire other Main Pass assets to support the new business activities currently being pursued at the site (see "Agreement to Form Joint Venture" below). Under the new venture we are entitled to receive $13 million, which would be used to fund the remaining Main Pass Phase I reclamation costs. We have incurred $1.0 million of costs associated with the Phase I reclamation activities and any costs we fund prior to the closing of the joint venture transaction would be reimbursed to us upon the formation of the joint venture.

     The transactions described above are expected to resolve our sulphur bonding issues with the MMS. These transactions are expected to significantly reduce or eliminate our accrued Main Pass reclamation obligations in which case additional gains would be recognized. Because these matters involve inherent uncertainties, including matters beyond our control, no assurances can be given that these transactions will be completed as contemplated.

Agreement to Form Joint Venture
     On October 22, 2002, we announced an agreement to form a joint venture with K1 USA Ventures, Inc., a wholly owned subsidiary of K1 Ventures Limited (collectively K1). The joint venture, K-Mc Energy Ventures, would acquire energy related businesses and would combine the financial resources and expertise of K1 with our experience in the energy sector to identify high quality opportunities now available at attractive values. We would manage the business activities of the new joint venture.

     The new joint venture would form K-Mc Venture I LLC (K-Mc I) to acquire certain of our Main Pass facilities. K-Mc I would pursue new business activities using the site's unique infrastructure and would also continue to produce oil at Main
Pass.

     Under terms of the agreement, we would contribute to K-Mc I our Main Pass oil interests, and at the election of K1, other Main Pass infrastructure assets required to support the new business activities currently being pursued at the site. We would receive
$13 million in the transaction, which would be used to fully fund the Main Pass Phase I reclamation costs. These facilities are currently in the process of being dismantled pursuant to the previously announced fixed cost contract with OSFI (see "Sulphur
Reclamation Obligations" above). In addition, K1 would provide credit support for the new venture in an amount up to $10 million to provide financial assistance for K-Mc I's bonding requirements with the MMS. We would own 33.3 percent of K-Mc I.
Also in connection with the transaction, K1 would receive warrants to purchase 1.7 million shares of McMoRan common stock at any time within five years at a price of $5.25 per share and, upon their election to participate in the future business activities, would receive additional warrants to purchase an additional 0.76 million shares of McMoRan common stock at a price of $5.25 per share.

     The new enterprise would continue the efforts previously initiated by us to pursue the use of the Main Pass facilities as a support hub for energy development and production projects in the Gulf of Mexico. The surface platforms and related structures at Main Pass, together with the two-mile diameter caprock and salt dome, have significant capacity and potential for a variety of commercial activities. The potential alternative uses may include the disposal of nonhazardous waste from offshore oil and gas drilling activities; a hub for receiving deepwater vessels transporting oil and gas production, including compressed natural gas and liquefied natural gas; and cavern storage facilities to store natural gas and oil. The permitting process for waste disposal at Main Pass, which began in late-2000, is now nearing completion.

     The formation of the joint venture is expected to occur in the fourth quarter of 2002, subject to certain customary closing conditions.

Discontinued Operations
     We sold approximately 823,000 long tons of recovered sulphur at an average realization of $37.44 per long ton during the first half of 2002. We had no sulphur operation during the third quarter of 2002 following our exit from the sulphur business in June 2002 (see Exit From Sulphur Operations" above). We sold approximately 593,000 long tons of recovered sulphur at an average realization of $21.35 per long ton during the third quarter of 2001. We sold approximately 1,545,000 long tons of recovered sulphur at an average realization of $36.09 per long ton during the nine months ended September 30, 2001. A summary of the increases (decreases) in our sulphur revenues between the periods follows (in thousands):

                                       Third        Nine
                                      Quarter      Months
                                      --------    --------
    Sulphur revenues - prior year
      period                          $ 12,654    $ 55,761
    Increase (decrease)
        Sales volumes                  (12,652)    (26,046)
        Price realization                  -         1,111
    Other                                   (2)        (16)
                                      --------    --------
    Sulphur revenues - current year
      period                          $    -      $ 30,810
                                      ========    ========

     Our significant decrease in revenues reflects our exit from the sulphur business in June 2002. Sulphur production and delivery costs totaled $28.3 million through June 30, 2002. Sulphur production and delivery costs totaled $12.0 million for the third quarter of 2001 and $64.2 million for the nine months ended September 30, 2001. During the first half of 2001 our sulphur and delivery costs included two charges to adjust our sulphur inventory to its then estimated net realizable value totaling $10.0 million.

     General and administrative expenses totaled $0.4 million in the third quarter of 2002 and $2.4 million for the nine months ended September 30, 2002 compared with $1.3 million and $4.1 million during the comparable periods in 2001. The decreases reflect the exit from the sulphur operations in June 2002. Interest expense totaled $3.5 million for the nine months ended September 30, 2002 compared with $4.1 million during the comparable period in 2001. We repaid all our outstanding sulphur debt in June 2002 and therefore had very little interest expense in the third quarter of 2002. Interest expense for the third quarter of 2001 totaled $1.3 million reflecting interest on our outstanding borrowings under the sulphur credit facility. For a discussion regarding the repayment and termination of the sulphur credit facility, see "Capital Resources and Liquidity - Sale of Sulphur Transportation and Terminaling Assets" above.

     Other income totaled $2.6 million for the third quarter of 2002 and $4.8 million the for nine months ended September 30, 2002 compared with $4.0 million for the nine months ended September 30, 2001. There was no other income or expense associated with our discontinued operations during the third quarter of 2001. During the third quarter of 2002, other income includes a $5.2 million reduction in the estimated accrual of the Phase I reclamation costs at Main Pass based on the fixed fee contractual agreement with OSFI. The discontinued operations results during the third quarter of 2002 also include $1.8 million of additional losses associated with McMoRan's exit from the sulphur business, primarily reflecting the revisions to previously estimated losses on the pending disposal of certain sulphur rail cars. For the nine months period ended September 30, 2002, other income included the $5.0 million gain from the substantial resolution of the Caminada sulphur reclamation obligation, which was partially offset by the $2.8 million loss we recorded on the sale of our sulphur transportation and terminaling assets in June 2002. The amounts in other income during 2001 primarily reflected the receipt of the final $3.9 million of proceeds from the 1990 sale of a sulphur distillation plant.

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

      This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our financial plan to address our liquidity issues and our business plan; statements regarding our need for, and the availability of, financing; statements regarding plans of a new venture to acquire energy related businesses, the anticipated transaction of K-Mc Venture I LLC and the transfer of the Main Pass oil interests and other assets to K-Mc Venture I LLC, the pursuit of new business activities at Main Pass, and the permitting process for waste disposal at Main Pass; our ability to satisfy the MMS reclamation obligations with respect to Main Pass; our ability to arrange for additional industry participants to fund our exploration activities with respect to our prospects; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and gas prices; amounts and timing of capital expenditures and reclamation costs; and other environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under "Risk Factors" included in Items 1. and 2. "Business and Properties" in our 2001 Annual Report on Form 10-K.

                   -------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

Item 4.  Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to McMoRan (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.
Daniel W. Krasner v. James R. Moffett; Rene L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. filed Oct. 22, 1998). Gregory J. Sheffield and Moise Katz v. Richard
C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., Rene L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.) These two lawsuits were consolidated in January 1999. The complaint alleges that Freeport-McMoRan Sulphur Inc.'s directors breached their fiduciary duty to Freeport-McMoRan Sulphur Inc.'s stockholders in connection with the combination of Freeport Sulphur and McMoRan Oil & Gas. The plaintiffs contend that the transaction was structured to give preference to McMoRan Oil & Gas stockholders and failed to recognize the true value of Freeport Sulphur. The plaintiffs claim that the directors failed to take actions that were necessary to obtain the true value of Freeport Sulphur such as auctioning the company to the highest bidder or evaluating Freeport Sulphur's worth as an acquisition candidate. The plaintiffs also claim that McMoRan Oil & Gas Co. knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. In January 2001, the court granted the motions to dismiss for the defendants with 30 days leave for the plaintiffs to amend. In February 2001, the plaintiffs filed an amended complaint. In April 2001, the defendants filed a brief in support of their motion to dismiss. During oral argument on September 10, 2002, the court granted the motion to dismiss from the bench. The plaintiffs subsequently filed a notice of appeal. We will continue to defend this action vigorously.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.
(b)  During the period covered by this Quarterly Report on Form
     10-Q and through November 7, 2002 the registrant filed one Current Report on Form 8-K reporting an event under Item 4 dated July 10, 2002.

                     McMoRan Exploration Co.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             McMoRan Exploration Co.

                             By:   /s/ C. Donald Whitmire, Jr.
                                 --------------------------------
                                       C. Donald Whitmire, Jr.
                                    Vice President and Controller-
                                         Financial Reporting
                                      (authorized signatory and
                                     Principal Accounting Officer)
Date:  November 8, 2002

CERTIFICATIONS

I, Richard C. Adkerson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of McMoRan Exploration Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002
                                      /s/ Richard C. Adkerson
                                     -------------------------
                                         Richard C. Adkerson
                                      Co-Chairman of the Board,
                                           President and
                                       Chief Executive Officer

CERTIFICATIONS

I, Nancy D. Parmelee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of McMoRan Exploration Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

                                       /s/ Nancy D. Parmelee
                                      ----------------------
                                          Nancy D. Parmelee
                                        Senior Vice President,
                                       Chief Financial Officer
                                           and Secretary

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

4.5       Form of Certificate of McMoRan 5% Convertible Preferred
          Stock (McMoRan Preferred Stock). (Incorporated by reference to Exhibit 4.5 to McMoRan's Second Quarter
          2002 Form 10-Q).

4.6       Certificate of Designations of McMoRan Preferred Stock.

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

10.8      Amendment Number 1 to the Processing Agreement
          (Incorporated by reference to Exhibit 10.8 to McMoRan's
          2001 Form 10-K).

10.9      Amendment Number 2 to the Processing Agreement
          (Incorporated by reference to Exhibit 10.9 to McMoRan's
          2001 Form 10-K).

10.10 IMC/FSC Agreement dated as of March 29, 2002 among IMC Global Inc., IMC Phosphate Company, Phosphate Resource Partners Limited Partnership, IMC Phosphates MP Inc., McMoRan Oil & Gas and McMoRan. (Incorporated by reference to Exhibit 10.10 to McMoRan's Second Quarter 2002 Form 10-Q).

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

10.15 Termination Agreement dated January 25, 2002 between Halliburton Company, Halliburton Energy Services Inc.
          and McMoRan Oil & Gas.  (Incorporated by reference to
          Exhibit 10.15 to McMoRan's Second Quarter 2002 Form 10-Q).

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

10.18     Credit Agreement dated as of July 1, 2002 among McMoRan
          Oil & Gas, as borrower, Hibernia National Bank, as agent, and the Lenders signatory thereto. (Incorporated by reference to Exhibit 10.18 to McMoRan's Second
          Quarter 2002 Form 10-Q).

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

10.28 Purchase and Sale Agreement dated May 9, 2002 by and between McMoRan Oil & Gas and El Paso Production
          Company. (Incorporated by reference to Exhibit 10.28 to McMoRan's Second Quarter 2002 Form 10-Q).

10.29     Amendment to Purchase and Sale Agreement dated May 22,
          2002 by and between McMoRan Oil & Gas and El Paso
          Production Company. (Incorporated by reference to Exhibit 10.29 to McMoRan's Second Quarter 2002 Form 10-Q).

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

10.37 McMoRan 2001 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.35 to McMoRan's First-Quarter
          2001 Form 10-Q).

10.38 McMoRan 2002 Stock Bonus Plan. (Incorporated by reference to Exhibit 10.38 to McMoRan's Second Quarter
          2002 Form 10-Q).

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

15.1 Letter from Ernst & Young LLP regarding the unaudited interim financial statements.