Form 10-Q
period 2003-03-31
MCMORAN EXPLORATION CO /DE/
filed 2003-05-13
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number: 001–07791

McMoRan Exploration Co.

Incorporated in Delaware	72–1424200
(IRS Employer Identification No.)

1615 Poydras Street, New Orleans, Louisiana 70112

Registrant's telephone number, including area code: (504) 582–4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes _ No X

On March 31, 2003, there were issued and outstanding 16,354,393 shares of the registrant's Common Stock, par value $0.01 per share.

McMoRan Exploration Co.
TABLE OF CONTENTS

Page

Part I. Financial Information

Financial Statements:

Condensed Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	6

Remarks	9

Report of Independent Public Auditors	10

Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Controls and Procedures

Part II. Other Information	20

Signature	21

Certifications	22

Exhibit Index	E-1

McMoRan Exploration Co.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

McMoRan EXPLORATION CO.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Cash and cash equivalents:
Continuing operations	$9,406	$12,907
Discontinued operations, $0.9 million restricted	1,254	2,316
Accounts receivable	9,746	13,645
Inventories	-	120
Prepaid expenses	781	791
Current assets from discontinued operations, excluding cash	796	449
Total current assets	21,983	30,228
Property, plant and equipment, net	39,515	37,895
Sulphur business assets, net	355	355
Other assets, including restricted cash of $3.5 million	3,907	3,970
Total assets	$65,760	$72,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$5,078	$5,246
Accrued liabilities	2,483	5,092
Current portion of accrued oil and gas reclamation costs	853	878
Current portion of accrued sulphur reclamation cost	6,300	8,126
Current liabilities from discontinued operations	4,900	5,481
Other	-	328
Total current liabilities	19,614	25,151
Accrued sulphur reclamation costs	11,128	30,421
Accrued oil and gas reclamation costs	7,139	7,116
Contractual postretirement obligation	21,387	21,564
Other long-term liabilities	18,560	18,854
Mandatorily redeemable convertible preferred stock	32,736	33,773
Stockholders' deficit	(44,804)	(64,431)
Total liabilities and stockholders' deficit	$65,760	$72,448

The accompanying notes are an integral part of these financial statements.

McMoRan EXPLORATION CO.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues	$4,764	$13,586
Costs and expenses:
Production and delivery costs	1,611	6,418
Depletion, depreciation and amortization	1,802	6,705
Exploration expenses	1,795	3,403
General and administrative expenses	1,831	1,722
Gain on disposition of oil and gas properties	-	(29,198)
Total costs and expenses	7,039	(10,950)
Operating income (loss)	(2,275)	24,536
Interest expense	(2)	(521)
Other income, net	35	23
Provision for income taxes	(1)	(7)
Income (loss) from continuing operations	(2,243)	24,031
Income (loss) from discontinued operations	(1,034)	8
Net income (loss) before cumulative effect of change in accounting principle	(3,277)	24,039
Cumulative effect of change in accounting principle	22,162	-
Net income	18,885	24,039
Preferred dividends and amortization of convertible preferred stock issuance costs	(453)	-
Net income applicable to common stock	$18,432	$24,039

Basic and diluted net income (loss) per share of common stock:
Continuing operations	$ (0.17)	$ 1.51
Discontinued operations	(0.06)	-
Before cumulative effect of change in accounting principle	(0.23)	1.51
Cumulative effect of change in accounting principle	1.36	-
Net income per share of common stock	$ 1.13	$ 1.51

Basic and diluted average common shares outstanding	16,242	15,916

The accompanying notes are an integral part of these financial statements.

McMoRan EXPLORATION CO.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income	$18,885	$24,039
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Income) loss from discontinued operations	1,034	(8)
Depreciation and amortization	1,802	6,704
Exploration drilling and related expenditures	986	1,123
Gain on disposition of oil and gas properties	-	(29,198)
Cumulative effect of change in accounting principle	(22,162)	-
Change in assets and liabilities:
Reclamation and mine shutdown expenditures	-	-
Other	(92)	(1,455)
(Increase) decrease in working capital:
Accounts receivable	4,945	1,922
Accounts payable and accrued liabilities	(5,104)	1,577
Inventories and prepaid expenses	131	316
Net cash provided by continuing operations	425	5,020
Net cash (used in) provided by discontinued operations	(3,362)	450
Net cash (used in) provided by operating activities	(2,937)	5,470

Cash flow from investing activities:
Exploration, development and other capital expenditures	(1,328)	(8,822)
Proceeds from disposition of oil and gas properties	-	60,000
Net cash (used in) provided by continuing operations	(1,328)	51,178
Net cash provided by discontinued operations	-	650
Net cash (used in) provided by investing activities	(1,328)	51,828

Cash flow from financing activities:
Repayment of oil and gas credit facility	-	(49,657)
Dividends paid on convertible preferred stock	(425)	-
Other	127	59
Net cash used in continuing operations	(298)	(49,598)
Net cash provided by discontinued operations	-	1,000
Net cash used in financing activities	(298)	(48,598)
Net increase (decrease) in cash and cash equivalents	(4,563)	8,700
Net increase in restricted cash of discontinued operations	(5)	-
Net increase (decrease) in unrestricted cash and cash equivalents	(4,568)	8,700
Cash and cash equivalents at beginning of year	14,282	500
Cash and cash equivalents at end of period	$9,714	$9,200

The accompanying notes are an integral part of these financial statements.

McMoRan  EXPLORATION CO.

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

McMoRan Exploration Co.’s (McMoRan) financial statements are prepared in accordance with accounting principles generally accepted in the United States.   As a result of McMoRan’s exit from the sulphur business, as evidenced by its sale of substantially all of its sulphur assets, its sulphur results have been presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business have been separately shown for all periods presented.

2.   EARNINGS PER SHARE

Basic and diluted net income per share of common stock was calculated by dividing the income (loss) applicable to continuing operations, income (loss) from discontinued operations, cumulative effect of change in accounting principle and net income applicable to common stock by the weighted-average number of common shares outstanding during the periods presented.  For purposes of the earnings per share computations, net income (loss) applicable to continuing operations includes preferred stock dividends and related charges.

With respect to the 2003 period, the diluted earnings per share calculation excludes the assumed conversion of the 1.4 million shares of McMoRan’s 5% mandatorily redeemable convertible preferred stock issued in June 2002 into 7.1 million shares of McMoRan common stock and of 1.74 million stock warrants, issued to K1 Ventures Limited Inc. (K1) in December 2002, into 1.74 million shares of McMoRan common stock.  These items were excluded considering McMoRan’s net loss from continuing operations, which made the assumed conversion of these instruments anti-dilutive.  In addition, McMoRan had stock options representing approximately 113,000 shares of McMoRan common stock that otherwise would have been included in the diluted earnings per share calculation but were excluded because of the net loss from continuing operations.   There were no dilutive stock options outstanding during the first quarter of 2002.

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

	First Quarter
	2003	2002
Outstanding options (in thousands)	2,838	3,603
Average exercise price	$16.52	$14.82

Stock-Based Compensation Plans.  As of March 31, 2003, McMoRan had four stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 8 of McMoRan’s 2002 Annual Report on Form 10-K.  McMoRan accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if McMoRan had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Basic and diluted net income applicable to common stock, as reported	$18,432	$24,039
Add: Stock-based employee compensation expense included in reported net income for restricted stock units	16	-
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(875)	(1,565)
Pro forma net income (loss) applicable to common stock	17,573	22,474

Earnings per share:
Basic and diluted – as reported	$1.13	$1.51
Basic and diluted – pro forma	$1.08	$1.41

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The weighted average fair value for stock option grants was $4.95 per option in the first quarter of 2003 and $3.17 per option for the first quarter of 2002.  The weighted average assumptions used include a risk-free interest rate of 3.8 percent in the first quarter of 2003 and 5.1 percent in 2002; expected volatility of 65 percent for grants made in the first quarter of 2003 and 55 percent in for grants made in the first quarter of 2002; no annual dividends; and expected lives of 7 years for both 2003 and 2002 periods.  The pro forma effects on net income are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

3. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

 Effective January 1, 2003, McMoRan adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred.  Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction.

McMoRan used estimates prepared by third parties in determining its January 1, 2003 estimated asset retirement obligations under multiple probability scenarios reflecting a range of possible outcomes considering the future costs to be incurred, the scope of work to be performed and the timing of such expenditures.  Using this approach, the estimated undiscounted retirement obligations associated with McMoRan’s oil and gas operations approximated $9 million and for our former sulphur operations approximated $32 million.  The total of these current estimates was less than the amount of the total obligations accrued as of December 31, 2002 primarily because of the effect of applying weighted probabilities to the multiple scenarios used in this calculation and the time value discounting aspect of the calculations.  To calculate the fair value of the estimated obligations, McMoRan applied an estimated long-term annual inflation rate of 2.5 percent and a market risk premium of 10 percent, which was based on  estimates of rates that a third party would have to pay to insure its exposure to possible future increases in the costs of these obligations.  McMoRan discounted the resulting projected cash outflows at its estimated credit-adjusted, risk-free interest rates, which ranged from 4.6 percent to 10 percent, for the corresponding time periods over which these costs would be incurred.

At January 1, 2003, McMoRan discounted its estimated asset retirement obligations to their estimated fair value by using McMoRan’s credit adjusted risk free interest rates in effect for the corresponding time periods over which these estimated costs would be incurred.  The estimated fair value of McMoRan’s total asset retirement obligations on January 1, 2003 approximated $27 million, of which approximately $8 million relates to its oil and gas operations.  McMoRan recorded the fair value of the obligations relating to its oil and gas operations together with the related additional asset cost as of January 1, 2003.  McMoRan did not record any related assets with respect to its sulphur asset retirement obligations and reduced the accrued sulphur reclamation obligations by approximately $19 million to their estimated fair value.  The net difference between McMoRan’s previously recorded reclamation obligations and the amounts recorded under SFAS No.143 resulted in a $22.2 million gain , which was recognized as a cumulative effect for a change in accounting principle. Assuming no significant changes in its currently estimated retirement obligations, McMoRan expects that its adoption of SFAS No. 143 will cause future results of operations to include higher charges for depletion, depreciation and amortization than it otherwise would have recorded. The increased depletion, depreciation and amortization charges will include the accretion expense associated with the discounted asset retirement obligations as well as additional charges related to the increased oil and gas property assets.

McMoRan’s first-quarter 2003 depletion, depreciation and amortization expense includes $0.4 million of charges associated with its adoption of SFAS No. 143, including $0.3 million of accretion expense, of which $0.2 million is associated with its previously fully accrued closed sulphur facilities, and $0.1 million of additional depletion, depreciation and amortization expense on its increased oil and gas property assets .   Had SFAS No. 143 not been adopted effective January 1, 2003, McMoRan would have recorded approximately $0.1 million of depletion, depreciation and amortization expense associated with its oil and gas reclamation obligations and would not have recorded any expense associated with its discontinued sulphur reclamation obligations.

Shown below are McMoRan’s actual reported results and pro forma amounts that would have been reported on McMoRan’s statements of operations had those statements been adjusted for the retroactive application of this change in accounting principles (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Actual reported results:
Net income applicable to common stock	$18,432	$24,039
Basic and diluted net income per share of common stock	1.13	1.51

Pro Forma amounts assuming retroactive application of new accounting principle:
Net income (loss) applicable to common stock	(3,730)	23,754
Basic and diluted net income per share of common stock	(0.23)	1.49

4. OTHER MATTERS

Stock-Based Awards

At the February 3, 2003 McMoRan Board of Directors’ meeting, the Board approved the grant of 525,000 options priced at $ 7.515 per share.  These option grants, of which 300,000 are immediately exercisable with the remainder vesting over four years, are subject to approval by the shareholders of the related stock option plan at the May 1, 2003 Annual Meeting of Stockholders.  Under current accounting rules, the difference between the market price on the date of Board approval of the stock option grants and the market price at the date of shareholder approval will be charged to earnings over their vesting period.   In addition, awards of 100,000 restricted stock units convertible into 100,000 shares of McMoRan common stock will also be granted upon shareholder approval of the related stock option plan.   The market value of these restricted stock units will be charged to earnings over their three-year vesting period.

Conversion of Mandatorily Redeemable Preferred Stock

In June 2002, McMoRan completed a $35 million public offering of 1.4 million shares of its 5% mandatorily redeemable preferred convertible preferred stock.  During the first quarter of 2003, 42,500 shares of McMoRan preferred stock were converted into approximately 221,000 shares of its common stock.  An additional 36,700 shares of McMoRan preferred stock were converted into approximately 191,000 shares of its common stock in early-April 2003.  For more information regarding our convertible preferred stock see Notes 3 and 4 of our 2002 Form 10-K.

Capital Resources and Liquidity Matters

See Note 3 of McMoRan’s Form 10-K for the year ended December 31, 2002 for a discussion of financial liquidity issues McMoRan faced as it entered into 2002 and the steps taken during 2002 to address these issues. At March 31, 2003, McMoRan had $9.7 million of unrestricted cash, positive working capital and no debt. While achievement of the company’s short- and longer-term objectives remain subject to various uncertainties, management believe s McMoRan will be able to fund its operations and meet its obligations during the remainder of 2003. Management also believe s that its recent successful exploration results, together with the significant exploration potential for its remaining acreage position and its opportunities to participate in new business development involving its Main Pass facilities and elsewhere in the energy industry through its affiliation with K1, provide significant opportunities to achieve McMoRan’s overall business objectives. For additional information regarding McMoRan’s exploration successes and affiliation with K1 see “Drilling Update” and “Joint Venture Activities” within Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Form 10-Q.

5. RATIO OF EARNINGS TO FIXED CHARGES

McMoRan’s ratio of earnings to fixed charges calculation was 9.6 to 1 for the first quarter of 2002, while the calculation resulted in a shortfall of $2.7 million for the first quarter of 2003. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                                                                              -----------------

Remarks

The information furnished herein should be read in conjunction with McMoRan’s financial statements contained in its 2002 Annual Report on Form 10-K.  The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods.  All such adjustments are, in the opinion of management, of a normal recurring nature.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors of McMoRan Exploration Co.:

We have reviewed the accompanying condensed balance sheet of McMoRan Exploration Co. (a Delaware Corporation) as of March 31, 2003, and the related statements of operations and cash flows for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.  The accompanying statements of operations and cash flows for the three-month period ended March 31, 2002 were reviewed by other auditors who have ceased operations and whose report, dated May 9, 2002, stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

We have previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flow for the year then ended (not presented herein) and in our report dated January 22, 2003 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

April 22, 2003

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its consolidated subsidiaries, McMoRan Oil & Gas LLC (“MOXY”) and Freeport-McMoRan Sulphur LLC (Freeport Sulphur).  You should read the following discussions in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Form 10-K for the year ended December 31, 2002 (2002 Form 10-K), filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results.

We engage in the exploration, development and production of oil and gas offshore in the Gulf of Mexico and onshore in the Gulf Coast region.  We were also engaged in the purchasing, transporting, terminaling, processing and marketing of recovered sulphur through mid-June 2002, when we exited that business.  For more information regarding our exit from the sulphur business see Note 2 of the Notes to the Consolidated Financial Statements included in our 2002 Form 10-K.

BUSINESS PLAN

 During 2003, we are continuing to pursue exploration activities on our lease acreage in the Gulf of Mexico, principally through drilling arrangements funded by third parties.   In addition, we are continu ing to address our reclamation obligations resulting from our discontinued sulphur operations.  Funding for a substantial portion of our Main Pass Block 299 (Main Pass) reclamation activities has been secured through a joint venture transaction (see “Joint Venture Activities” below) and we are continuing our pursuit of alternative business uses for the remaining Main Pass facilities.   We are focused on preserving our financial resources and our liquidity through carefully managing our operations and limiting costs in all areas of our business.  Events involving uncertainties, including those beyond our control, could have an adverse impact on our financial resources and liquidity. Some of these risks include fluctuations in oil and gas prices, our oil and gas production rates, our exploration results and our reliance on third parties to conduct exploration and development activities on our current prospects.  For information on these risks factors and others see “Risk Factors” in Items 1. and 2. included in our 2002 Form 10-K.

While our current cash flows continue to be sensitive to market, operational and financial risks, we believe that the current oil and gas market conditions and projected production levels from our existing producing properties, among other factors, will enable us to continue to fund our operations and meet our obligations during 2003.

Over the longer-term, we must develop financial resources and secure financing for our operations through the discovery, development and production of oil and gas reserves, and the identification and exploitation of new business opportunities involving our Main Pass facilities and elsewhere in the energy industry through our affiliation with K1 Ventures Limited and its affiliates (collectively “K1”).  We believe our recent successful oil and gas exploration results, together with the significant exploration potential for our remaining acreage position and the opportunities to participate in new business development in the energy industry through our affiliation with K1, including the Main Pass alliance, position us to achieve our goals.

For more information regarding our affiliation with K1, including our Main Pass alliance, and our securing the proceeds necessary to fund a significant portion of our Main Pass reclamation obligations see Note 2 of the Notes to the Consolidated Financial Statements included in our 2002 Form 10-K.  For additional discussion of our Capital Resources and Liquidity Matters see Note 3 of the 2002 Form 10-K.

DRILLING UPDATE

As previously announced, the South Marsh Island Block 223 (“JB Mountain” prospect) exploratory well was drilled to a measured depth of approximately 22,000 feet and was evaluated with wireline logs, which indicated significant intervals of hydrocarbon pay.  A production test was successfully conducted in early March.  The production test indicated a flow rate of 14.25 million cubic feet of gas per day (Mmcf/d), 1,056 barrels of condensate per day, and no barrels of water on a 14/64ths choke. Flowing tubing pressure was approximately 13,300 pounds per square inch at the end of the test period.  The flow test of this well was limited by the testing equipment as to the rate at which it could be flowed.   Further engineering analysis indicates the well has a potential of producing over 60 Mmcf/d and 4,900 barrels of condensate per day, approximately 90 Mmcfe/d.  Initial production from the well is expected in mid-year 2003, but will be limited until additional facilities are installed.

Drilling of the Louisiana State Lease 340 (“Mound Point Offset”) well commenced during February 2003.  The Mound Point Offset well was drilled to a total depth of 19,000 feet.  Resistivity measurements from a log-while-drilling (LWD) tool indicated significant intervals of potential hydrocarbon pay.  The well has subsequently been evaluated using wireline logs, which are more precise than LWD logs and the presence of these significant intervals of hydrocarbon pay has been substantiated.

The JB Mountain and Mound Point deep-gas prospects are located in water depths of 10 feet in an area where we are a participant in an exploration program that controls an approximate 80,000-acre exploratory position including portions of OCS Lease 310 and portions of the adjoining Louisiana State Lease 340.  The program currently holds a 30.4 percent working interest and a 21.6 percent net revenue interest in the Mound Point Offset prospect.  The program currently holds a 55 percent working interest and a 38.8 percent net revenue interest in the JB Mountain prospect.  As previously reported, under terms of the program, the operator is funding all of the costs attributable to our interests in four prospects, including the JB Mountain and Mound Point Offset prospects, and will own all of the program’s interests until the program’s aggregate production from the four prospects totals 100 billion cubic feet of gas equivalent, at which point 50 percent of the program’s interests would revert to us. Under the terms of this program all exploration and development costs associated with any future wells in these areas will be funded by the exploration partner during the period prior to when our potential reversion occurs.

The program is planning two additional near-term wells in the OCS 310 and Louisiana State Lease 340 area.  We expect the Hurricane (JB Mountain Intermediate) exploration prospect at South Marsh Island Block 217 to commence by mid-year 2003.  In addition, drilling plans for the JB Mountain Offset well are currently being finalized, with an anticipated commencement date of mid-year 2003.

In April 2003, drilling commenced on the Main Pass Block 97 (“Shiner” prospect) No. 1 exploratory well. The well was drilled to an approximate depth of 9,300 feet and subsequent evaluation of the related data indicated that the well did not contain commercial quantities of hydrocarbons, resulting in the well being plugged and abandoned.  We participated in this well pursuant to our joint venture arrangement with K1 (see “Joint Venture Activities” below).   In February 2002, we sold certain of our lease rights in the Shiner prospect (see “Capital Resource and Liquidity” below); however, because the acquiring party decided not to participate in this exploratory well, these lease rights reverted to us. This is the third well drilled at the Shiner prospect, with the previous two wells resulting in discoveries during the fourth quarter of 2000.  Both of the se Shiner wells have been completed with initial production expected to commence later this year.

Our current exploration acreage position consists of approximately 365,000 gross acres, including approximately 100,000 gross acres in the program.  Over the past two years, our exploration team has undertaken an intensive process to evaluate our substantial acreage position from a technical standpoint and this evaluation has resulted in a group of over 20 prospects being identified, including deep exploration targets for natural gas accumulations in the shallow waters of the Gulf of Mexico near existing production infrastructure. We are currently evaluating financing alternatives to provide funding for these prospects either through industry farm-outs or other financing.

Other

Drilling commenced at the Lighthouse Point – Deep prospect, located in a water depth of 10 feet, in June 2002.  The well was drilled to a measured depth of approximately 17,900 feet.  In February 2003, the well was determined not to contain commercial quantities of hydrocarbons and was plugged and abandoned.  We incurred no costs associated with the Lighthouse Point – Deep exploratory well, which was drilled in accordance with the terms and provision of the exploration program discussed above.

In December 2002, drilling commenced on an exploratory well at Garden Banks 228 (Cyprus prospect).  The Cyprus well was drilled to a measured depth of approximately 16,900 feet.  Evaluation of the drilling results determined that the well did not contain commercial quantities of hydrocarbons and the well was plugged and abandoned.  As a result, we recorded a charge of $0.1 million to exploration expense at December 31, 2002 for the related drilling costs incurred through that date, and we recorded an additional charge to exploration expense totaling $0.9 million for the remaining drilling costs incurred during the first quarter of 2003.

We farmed out our interests in the West Cameron Block 616 field to a third party in June 2002.  We retained a 5 percent overriding royalty interest, which will increase to 10 percent after aggregate production exceeds an additional 12 billion cubic feet of gas.  The third party drilled two successful replacement wells and production from the field re-commenced during the first quarter of 2003.

JOINT VENTURE ACTIVITIES

As previously reported, in December 2002, we formed a joint venture with K1 named K-Mc Energy Ventures.  We are managing the business activities of K-Mc Energy, which is intended to provide us with opportunities to participate in the acquisition of energy-related businesses.  K1 is a Singapore based investment fund, which invests in a wide range of investments across diverse sectors.

On December 16, 2002, we completed the formation of a joint venture with K1, K-Mc Venture I LLC (“K-Mc I”), which is owned 66.7 percent by K1 and 33.3 percent by us.  K-Mc I acquired our Main Pass oil facilities that are currently producing oil at a rate of approximately 3,500 barrels of oil per day and K1 has agreed to provide, if required, credit support for up to $10 million of bonding requirements with the Minerals Management Service (“MMS”) relating to the abandonment obligations for these facilities. We continue to operate the Main Pass facilities under a management agreement.  We account for our investment in the joint venture using the equity method.

K-Mc I also has an option to acquire certain of our remaining Main Pass facilities that will be used to pursue new business activities using the site’s unique infrastructure.  At the election of K1, we will transfer other Main Pass infrastructure assets required to support the planned future business activities.  The facilities not required to support the future planned business activities (Phase I) have been excluded from the joint venture and are currently in the process of being dismantled pursuant to the previously announced fixed cost contract with Offshore Specialty Fabricators Inc. (OSFI).  The Phase I reclamation activities, which are being funded with the $13 million of proceeds received in connection with the formation of the joint venture, have been substantially completed ..  To the extent K1 elects for K-Mc I to acquire the Main Pass infrastructure assets required to support the planned future business activities, K1 will provide financial assistance, if required, to K-Mc I for up to an additional $10 million in MMS bonding requirements related to the abandonment obligations for these assets.

K-Mc I is continuing to pursue the use of the remaining Main Pass facilities as a support hub for energy development and production projects in the Gulf of Mexico.  The surface platforms and related structures at Main Pass, together with the two-mile diameter caprock and salt dome, have significant capacity and potential for a variety of commercial activities.  Potential uses include the disposal of nonhazardous waste from offshore oil and gas drilling activities; a hub for receiving vessels transporting oil and gas production, including compressed natural gas and liquefied natural gas, for storage in subsea salt caverns.  The permitting process for waste disposal at Main Pass, which began in late-2000, is now nearing completion, and permitting activities are ongoing relating to other alternative uses.

As discussed in “Drilling Update” above, we jointly participated with K-Mc I in the drilling of a third exploratory well at the Shiner prospect.   We jointly owned an approximate 50 percent working interest in the well.   We retained one-third of this working interest (16.7 percent) and contributed the remaining two-thirds (33.3 percent) to K-Mc I. K-Mc I is funding all the costs incurred associated with the drilling of the well. The Main Pass Block 97 No. 1 well was drilled to an approximate depth of 9,300 feet and subsequent evaluation of the related data indicated that the well did not to contain commercial quantities of hydrocarbons , resulting in the well being plugged and abandoned.   We have agreed to make a future payment to K-Mc I of up to one-third of the costs associated with the drilling of the Main Pass Block 97 No. 1 well to the extent that K-Mc I’s future cash obligations exceed its cash revenues.

RESULTS OF OPERATIONS

As a result of the sale of our sulphur transportation and terminaling assets, our only operating segment is “oil and gas.”  See “Exit From Sulphur Operations” for information regarding our former sulphur segment. The oil and gas segment includes all of our oil and gas operations located in the Gulf of Mexico and Gulf Coast region.  The oil operations at Main Pass are included in the accompanying financial statements for activities occurring on or before December 16, 2002, at which time, our interests in Main Pass were acquired by K-Mc I (see “Joint Venture Activities” above).   We account for our interest in the joint venture using the equity method.   We use the successful efforts accounting method for our oil and gas operations, under which our exploration costs, other than costs of drilling successfully and in-progress exploratory wells, are charged to expense as incurred.  During the first quarter of 2003, our oil and gas operations had an operating loss of $2.2 million, including $1.0 million of nonproductive exploratory well costs.  During the first quarter of 2002 we recorded operating income of $24.5 million, which included a $29.2 million gain on the sale of certain ownership interests in three of our oil and gas properties (see “Capital Resources and Liquidity” below).

Summarized operating data is as follows:

	Three Months Ended March 31,
	2003	2002
OPERATING DATA:
Sales Volumes
Gas (thousand cubic feet, or Mcf) [a]	579,800	2,774,200
Oil, excluding Main Pass (barrels) [b]	14,100	58,500
Oil from Main Pass (barrels)[c]	4,200	290,500
Plant Products (equivalent barrels) [d]	6,100	7,900
Average Realization
Gas (per Mcf)	$ 6.55	$ 2.43
Oil, excluding Main Pass (per barrel)	34.68	20.82
Oil from Main Pass (per barrel)	24.09	18.05

a.

Sales volumes during 2002 include 856,000 Mcf of gas associated with oil and gas properties sold in February 2002 (see Capital Resources and Liquidity” below).

b.

Sales volumes during 2002 include 18,500 barrels of oil associated with the oil and gas properties sold in February 2002.

c.

The K-Mc I Joint Venture acquired the Main Pass oil operations in December 2002 (see “Joint Venture Activities” above).  Amount during 2003 represents the sale of our remaining Main Pass product inventory.

d.

We received approximately $0.3 million of revenues associated with plant products during the first quarter of both 2003 and 2002 (see “Oil and Gas Operations” below).

Oil and Gas Operations

A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

First Quarter
Oil and gas revenues – prior year period	$13,586
Revenues associated with oil and gas property sales [a]	(7,600)
Increase (decrease)
Price realizations:
Oil	195
Gas	2,389
Sales volumes:
Oil	(539)
Gas	(3,252)
Plant products revenues	(52)
Other	37
Oil and gas revenues – current year period	$4,764

a.  Prior year oil and gas revenues included $2.4 million associated with the properties that were sold in February 2002, as well as oil revenues of $5.2 million from Main Pass, which was acquired by K-Mc I in December 2002.

Our first-quarter 2003 oil and gas revenues reflect the decreases in volumes sold of gas (79 percent) and oil (95 percent) when compared to those volumes sold during the first quarter of 2002. These decreases were partially offset by increases in the average realizations received for both gas (270 percent) and oil (60 percent) over prices received one year ago. The decrease in oil sales volume was primarily attributable to the disposition of our Main Pass oil operations, which were acquired by K-Mc I in December 2002.  The decrease in sales volume of gas primarily reflects the sale of two producing properties in February 2002, the timing of the shut-in of production associated with certain remedial and re-completion activities as well as other production declines associated with our producing properties. We expect our average net production rates for the remainder of 2003 will approximate 7 million cubic feet of gas equivalent per day.   Revenues during the first quarter of both 2003 and 2002 include $0.3 million of plant products revenues associated with approximately 6,100 and 7,900 equivalent barrels of oil and condensate, respectively, received for products (ethane, propane, butane, etc.) recovered from the processing of our natural gas.

Production and delivery costs totaled $1.6 million in the first quarter of 2003 compared to $6.4 million in the first quarter of 2002. The decrease is primarily attributed to the disposition of our Main Pass oil operations, whose production and delivery costs totaled $4.6 million during the first quarter of 2002.  The decrease also reflects the lower production volumes during the first quarter of 2003 compared to the first quarter of 2002.  The decrease in production and delivery costs between the first quarters of 2003 and 2002 was partially offset by an increase in well workover costs, which totaled $0.3 million during the first quarter of 2003 and $0.1 million in the first quarter of 2002.  We performed remedial operations at our Vermilion Block 160 and Eugene Island Blocks 193/208/215 fields during the first quarter of 2003.

Depletion, depreciation and amortization expense totaled $1.8 million in the first quarter of 2003 compared with $6.7 million for the same period last year.  The decrease reflects lower production volumes in the first quarter of 2003 compared to the first quarter of 2002.  Our depletion, depreciation and amortization expense includes accretion expense of $0.1 million associated with our adoption of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations” on January 1, 2003 (Note 2).

Our exploration expenses will fluctuate in future periods based on the structure of our arrangements to drill exploratory wells (i.e. whether exploratory costs are financed by other participants or us), and the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs, including seismic data. Summarized exploration expenses are as follows (in millions):

	Three Months Ended March 31,
	2003		2002
Geological and geophysical, including 3-D seismic purchases	$0.7		$1.6
Non productive exploratory costs, including related lease costs	1.0	[a]	1.1	[b]
Other	0.1		0.7
	$1.8		$3.4

a.

Includes $0.9 million of nonproductive exploratory well costs associated with the Garden Banks Block 228 (Cyprus prospect).

b.

Includes residual costs associated with various unproductive exploratory wells drilled in prior years totaling $0.6 million.

Other Financial Results

General and administrative expense totaled $1.8 million in the first quarter of 2003 compared with $1.7 million for the first quarter of 2002.  The increase during the comparable periods primarily reflects certain costs incurred related to the pursuit of additional energy business opportunities in association with our alliance with K1 offset in part by lower personnel costs resulting from the sale of certain of our producing properties, the decrease in our exploration and development activities and the sale of our sulphur business assets.

We had no debt outstanding during the first quarter of 2003; therefore we had no interest expense for the period.  Interest expense totaled $0.5 million during the first quarter of 2002, which reflects the borrowings under our oil and gas credit facility through February 22, 2002, when all borrowings were repaid and the facility was terminated (see “Capital Resources and Liquidity” below), as well as the amortization of the remaining deferred financing costs associated with the facility.

            We recorded a $29.2 million gain on the sale of our ownership interests in Vermilion Block 196 and Main Pass Blocks 86 and 97, and 80 percent of our ownership interests in Ship Shoal Block 296 (see “Capital Resources and Liquidity” below).

Cumulative Effect of Change in Accounting Principle

 Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires record ing liabilities related to the legal obligations associated with the retirement of   tangible long-lived assets at fair values in the periods in which the obligations are incurred (typically when the assets are acquired, constructed or installed).  When the liabilities for our oil and gas asset retirement obligations are initially recorded, capital costs of the related assets are increased by equal corresponding amounts.  The fair values of the liabilities are determined by estimating the asset retirement obligations, including consideration of inflation and a present value discount rate.  The fair values of the liabilities are also included an increase associated with a market risk premium to reflect what a third party would be expected to require to assume the liabilities.  Over time, changes in the fair values of the liabilities from revised estimates of the amount or timing of cash flows required to settle the future liability will be recognized by increasing or decreasing the liability and the related long-lived assets.  Changes resulting from the passage of time will be recognized as an increase in the liability and charge d to expense. The incremental capitalized oil and gas asset costs recorded in relation with the adoption of SFAS 143 will be depreciated using the unit-of-production method over the remaining life of each individual field based on its proved reserves. No related asset values were recorded associated with our discontinued sulphur operations asset retirement obligations and any changes in the fair values of the liabilities resulting from revised estimates of the amount or timing of the cash flows required to settle the future liability will be recognized in earnings.

At January 1, 2003, we estimated the fair value of our asset retirement obligations to approximate $27 million, including $8 million for our oil and gas asset retirement obligations and $19 million for our discontinued sulphur asset retirement obligations.  We recorded the estimated fair value of these liabilities and increased our oil and gas assets and accumulated depreciation as of January 1, 2003.  Prior to the adoption of SFAS 143, estimated future reclamation costs for our oil and gas operations were accrued and charged to income using the unit-of-production method based on estimated proved reserves on a field-by-field basis. We had previously fully accrued and charged to income all the estimated costs associated with our future sulphur reclamation and mine closure costs in connection with our decision to cease our sulphur mining operations and to exit the sulphur business.  The difference between our previously recorded estimated future reclamation and closure costs and the liabilities and net assets we recorded under SFAS 143 resulted in a gain of approximately $22.2 million ($1.36 per share), which was recognized as a cumulative effect adjustment for a change in accounting principle.  The $22.2 million cumulative effect gain amount includes $19.4 million gain associated with our closed sulphur facilities and the remaining $2.8 million was associated with our continuing oil and gas operations.    As a result of adopting SFAS 143, we expect the our results from operations will reflect higher operating costs than what would have been recorded prior to the adoption of SFAS 143, primarily reflecting charges associated with our discontinued sulphur operations.  See Note 2 for more information regarding our adoption of SFAS 143.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing oil and gas operations and the discontinued operations (in millions):

	Three Months Ended March 31,
	2003	2002
Continuing oil and gas operations
Operating	$0.4	$5.0
Investing	(1.3)	51.2
Financing	(0.3)	(49.6)

Discontinued operations
Operating	$(3.3)	$0.5
Investing	-	0.6
Financing	-	1.0

Total cash flow
Operating	$(2.9)	$5.5
Investing	(1.3)	51.8
Financing	(0.3)	(48.6)

First-Quarter 2003 Cash Flows Compared with First-Quarter 2002

 Operating cash flow from our continuing oil and gas operations decreased from the comparable prior year period primarily reflecting lower revenues resulting from the disposition of oil and gas properties, including our Main Pass oil interests.  The decrease in the comparable periods’ discontinued operations operating cash flows primarily reflects $1.9 million of Phase I reclamation payments made during the first quarter of 2003, as well as our sulphur business operating results during the first quarter of 2002 prior to our exit from this business in mid June 2002.

 Our investing cash flows during 2003 reflect capital expenditures for re-completion activities at our Vermilion Block 160, Eugene Island Block 97 and Eugene Island Blocks 193/208/215 fields.  A re-completion occurs when a procedure is performed to establish production from a zone that has not previously been produced by the well.  Our investing cash flow during 2002 included the receipt of $60.0 million from the sale of three oil and gas property interests (see below), offset in part by $8.8 million of exploration and development capital expenditures, including $1.1 million of expensed exploratory drilling and related costs.  Investing cash flow associated with our discontinued sulphur operations totaled $0.6 million during the first quarter of 2002, which represented the sale of miscellaneous assets from the Main Pass sulphur facilities.

 Our continuing operations’ financing activities during the first quarter of 2003 included the payment of $0.5 million of dividends on our mandatorily redeemable convertible preferred stock.   Our continuing operations’ financing activities during the first quarter of 2002 primarily reflected the repayment of $49.7 million of net borrowings under our oil and gas credit facility (see below).  Cash provided by our discontinued sulphur operations totaled $1.0 million during the first quarter of 2002, which represented the net borrowings under our sulphur credit facility for the period.

Sale of Oil and Gas Properties

In February 2002, we sold three of our oil and gas properties for $60.0 million.  Under terms of the sales agreement, we sold our ownership interests in Vermilion Block 196, Main Pass Blocks 86/97, and 80 percent of our interests in Ship Shoal Block 296.  We have retained our interests in exploratory prospects lying 100 feet below the stratigraphic equivalent of the deepest currently producing interval at both Vermilion Block 196 and Ship Shoal Block 296.  We also have retained a potential reversionary interest in these properties equal to 75 percent of the transferred interests following payout of $60 million plus a specified annual rate of return.  Whether or not payout ultimately occurs will depend upon future production and future market prices of both natural gas and oil, among other factors.  Upon closing, we used the proceeds to repay all borrowings outstanding on the oil and gas credit facility ($51.7 million), which then was terminated.  Our first-quarter operating results include a $29.2 million gain associated with this sales transaction (see “Results of Operations” above).

Convertible Preferred Stock

In June 2002, we completed a $35 million public offering of 1.4 million shares of 5% mandatorily redeemable convertible preferred stock.  During the first quarter of 2003, 42,500 shares of our preferred stock were converted into approximately 221,000 shares of our common stock.  An additional 36,700 shares of our preferred stock were converted into approximately 191,000 shares of our common stock in early April 2003.  For more information regarding our convertible preferred stock see Notes 3 and 4 of our 2002 Form 10-K.

Stock-Based Awards

At our Board of Directors’ meeting in February 2003, the Board approved the grant of options on  525,000 shares of common stock priced at $ 7.52 per share.  Options on 300,000 shares of common stock are immediately exercisable and the remainder vest ratably over a four-year period.  The grants were conditioned on approval by the shareholders of the related stock option plan at the Annual Meeting of Stockholders held on May 1, 2003 (see Part II, Item 4. “Submission of Matter to a Vote of Security Holders”).  The market price for our common stock was $12.51 on May 1, 2003.   Under current accounting rules, the $4.99 difference between the market price on the date of Board approval of the grants and the market price on the date of shareholder approval of the plan will be charged to earnings over the vesting period of the options.  We will record compensation expense of $1.6 million during the second quarter of 2003 related to these grants.   In addition, awards of 100,000 restricted stock units convertible into 100,000 shares of our common stock were also granted upon shareholder approval of the related stock option plan.   The restricted stock units will vest ratably over a three-year period.  We will record compensation expense totaling  $0.1 million during the second quarter of 2003 associated with these restricted stock units.

DISCONTINUED OPERATIONS

MMS Bonding Requirement Status

In July 2001, the MMS, which has regulatory authority to ensure that offshore leaseholders fulfill the abandonment and site clearance obligations related to their properties, informed us that they were considering requiring us or Freeport Sulphur either to post a bond of approximately $35 million or to enter into other funding arrangements acceptable to the MMS, relative to reclamation of the Main Pass sulphur mine and related facilities as well as the Main Pass oil production facilities.  In October 2001, Freeport Sulphur entered into a trust agreement with the MMS to provide financial assurances meeting the MMS requirements by February 3, 2002.  The MMS has subsequently extended the compliance date for the trust agreement, most recently until August 5, 2003, in recognition of Freeport Sulphur’s progress in completing reclamation activities at its Caminada mine facilities and in the completion of a significant portion of the reclamation activities covering the structures and facilities at Main Pass not essential to the planned future businesses at the site (Phase I).  Under the terms of the K-Mc I joint venture, K1 will provide credit support, if necessary, to cover up to $10 million of MMS bonding requirements covering the Main Pass oil assets. Additionally, if K1 elects to have K-Mc I acquire the additional assets for the planned future business activities, K1 will provide additional financial assistance, if necessary, for up to an additional $10 million in MMS bonding requirements related to the reclamation obligations for these assets.  Any decision to further extend the compliance date for the trust agreement is solely at the MMS’ discretion.  Management intends to continue to cooperate fully with the MMS as Freeport Sulphur follows through on the actions referred to above to ultimately resolve its sulphur reclamation obligations.

Progress Toward Resolution of Sulphur Reclamation Obligations

In the first quarter of 2002, we entered into contractual agreements with OSFI for the reclamation of the Main Pass and Caminada sulphur mines and related facilities located offshore in the Gulf of Mexico.  OSFI commenced its reclamation activities at the Caminada mine in March 2002 and its activities at the site are now complete.

OSFI commenced its initial Phase I reclamation work at Main Pass in August 2002.  As of March 31, 2003 OSFI had completed approximately 60 percent of the Phase I reclamation work , which as of the date of this filing has been substantially completed .

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

As of March 31, 2003, we had received $5.7 million of the $13.0 million of proceeds from K-Mc I, which we used to fund OSFI’s reclamation activities.  K-Mc I will pay us the remaining $7.3 million of proceeds as we are required to fund OSFI’s remaining Phase I reclamation activities.  We currently anticipate that we will receive and pay this amount by mid-year 2003.

We believe the transactions described above will resolve our sulphur bonding issues with the MMS.  These transactions are expected to significantly reduce or eliminate our accrued Main Pass reclamation obligations, in which case we may recognize additional gains.  Because these matters involve inherent uncertainties, including matters beyond our control, no assurances can be given that these transactions will be completed as contemplated.

Discontinued Sulphur Operations

Our discontinued operations resulted in a net loss of $1.0 million during the first quarter of 2003. This loss included charges approximating $0.5 million for certain retiree-related costs and $0.2 million of accretion expense related to our sulphur reclamation obligations subsequent to our adoption of SFAS No. 143 (see “Results of Operations” above and Note 2).  The remaining $0.3 million discontinued operations loss primarily includes caretaking costs associated with our closed sulphur facilities and legal costs.  Our discontinued sulphur operations resulted in breakeven results during the first quarter of 2002.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements.  All statements other than statements of historical fact included in this report, including, without limitation, statements regarding plans and objectives of our management for future operations and our exploration and development activities are forward-looking statements.

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our business plan for 2003; statements regarding our need for, and the availability of, financing; and to satisfy the MMS reclamation obligations with respect to Main Pass; our ability to arrange for an industry participant to fund additional exploration activities with respect to our prospects; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and gas prices; amounts and timing of capital expenditures and reclamation costs; and other environmental issues.  Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under “Risk Factors” included in Items 1. and 2. “Business and Properties” in our 2002 Annual Report on Form 10-K.

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our market risks since the year ended December 31, 2002.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II––OTHER INFORMATION

Item 1.  Legal Proceedings.

Daniel W. Krasner v. James R. Moffett; René L. Latiolais; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. filed Oct. 22, 1998).  Gregory J. Sheffield and Moise Katz v. Richard C. Adkerson, J. Terrell Brown, Thomas D. Clark, Jr., René L. Latiolais, James R. Moffett, B.M. Rankin, Jr., Robert M. Wohleber and McMoRan Exploration Co., (Court of Chancery of the State of Delaware, filed December 15, 1998.)  These two lawsuits were consolidated in January 1999.  The complaint alleges that Freeport-McMoRan Sulphur Inc.’s directors breached their fiduciary duty to Freeport-McMoRan Sulphur Inc.’s stockholders in connection with the combination of Freeport Sulphur and McMoRan Oil & Gas.  The plaintiffs claim that the directors failed to take actions that were necessary to obtain the true value of Freeport Sulphur.  The plaintiffs also claim that McMoRan Oil & Gas Co. knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants.  In February 2001, the plaintiffs filed an amended complaint and the defendants then filed a motion to dismiss.  In September 2002, the court granted the defendants’ motion to dismiss.  The plaintiffs and the defendants separately appealed to the Supreme Court of the State of Delaware, which heard oral agreements in April 2003.  We will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

Our Annual Meeting of Stockholders was held May 1, 2003 (the Annual Meeting).  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)

At the Annual Meeting, Robert A. Day, Gabrielle K. McDonald, C. Howard Murrish and J. Taylor Wharton were elected to serve until the 2006 Annual Meeting of Stockholders.  In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson, Morrison C. Bethea, Gerald J. Ford, H. Devon Graham, Jr., Glenn A. Kleinert, James R. Moffett and B. M. Rankin, Jr.

(c)

At the Annual Meeting, holders of our common stock elected the following directors with the number of votes cast for or withheld from each nominee as follows:

Name	For	Withheld
Robert A. Day	14,510,339	195,358
Gabrielle K. McDonald	14,602,971	102,726
C. Howard Murrish	14,534,321	171,376
J. Taylor Wharton	14,534,259	171,438

With respect to the election of the directors, there were no abstentions.

At the Annual Meeting, holders of our common stock voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries’ financial statements for the year 2003. Holders of 14,659,015 shares voted for, holders of 22,271 shares voted against, and holders of 24,411 shares abstained from voting on the proposal.

At the Annual Meeting, holders of our common stock voted on and approved a proposal to amend our certificate of incorporation to provide for the annual election of directors.  Holders of 14,607,053 shares (89.37% of the outstanding shares) voted for, holders of 65,423 shares (0.40% of the outstanding shares) voted against, and holders of 33,221 shares (0.20% of the outstanding shares) abstained from voting on the proposal.

At the Annual Meeting, holders of our common stock voted on and approved a proposal to adopt our 2003 Stock Incentive Plan in the form presented in our proxy statement dated March 27, 2003.  Holders of 6,811,817 shares voted for, holders of 2,143,654 shares voted against, and holders of 68,573 shares abstained from voting on the proposal.  There were broker non-votes consisting of 5,681,653 shares with respect to the proposal.

Item 6.

Exhibits and Reports on Form 8-K.

  The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

  During the period covered by this Quarterly Report on Form 10-Q and through May 13 , 2003 the registrant filed six Current Reports on Form 8-K.  McMoRan filed five Current Reports on Form 8-K reporting events under Item 5 dated February 26, 2003, March 13, 2003, March 28, 2003, March 31, 2003 and April 22, 2003.  McMoRan also filed two Current Reports on Form 8-K reporting events under Items 9 dated January 22, 2003 and April 22, 2003.

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

Date:  May 13, 2003

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were                 significant changes in internal controls or in other factors that could significantly affect internal controls subsequent                 to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies                 material weaknesses.

Date:  May 12,  2003

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.            The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were                significant changes in internal controls or in other factors that could significantly affect internal controls subsequent                to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and                material weaknesses.

Date:  May 13, 2003

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

3.1	Amended and Restated Certificate of Incorporation of McMoRan. (Incorporated by reference to Exhibit 3.1 to McMoRan’s 1998 Annual Report on Form 10-K (the McMoRan 1998 Form 10-K)).

3.2	Certificate of Amendment to the Amend and Restated Certificate of Incorporation of McMoRan.

3.3	By-laws of McMoRan as amended effective February 1, 1999. (Incorporated by reference to Exhibit 3.2 to the McMoRan 1998 Form 10-K).

4.1	Form of Certificate of McMoRan Common Stock (Incorporated by reference to Exhibit 4.1 of the McMoRan S-4).

4.2	Rights Agreement dated as of November 13, 1998. (Incorporated by reference to Exhibit 4.2 to McMoRan 1998 Form 10-K).

4.3	Amendment to Rights Agreement dated December 28, 1998. (Incorporated by reference to Exhibit 4.3 to McMoRan 1998 Form 10-K).

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

4.5	Form of Certificate of McMoRan 5% Convertible Preferred Stock (McMoRan Preferred Stock). (Incorporated by reference to Exhibit 4.5 to McMoRan’s Second Quarter 2002 Form 10-Q).

4.6	Certificate of Designations of McMoRan Preferred Stock. (Incorporated by reference to Exhibit 4.6 to McMoRan’s Third-Quarter 2002 Form 10-Q).

4.7	Warrant to Purchase Shares of Common Stock of McMoRan Exploration Co. dated December 16, 2002. (Incorporated by reference to Exhibit 4.7 to McMoRan’s 2002 Form 10-K).

4.8	Registration Rights Agreement dated December 16, 2002 between McMoRan Exploration Co. and K1 USA Energy Production Corporation. (Incorporated by reference to Exhibit 4.8 to McMoRan’s 2002 Form 10-K).

10.1	Main Pass 299 Sulphur and Salt Lease, effective May 1, 1988. (Incorporated by reference to Exhibit 10.1 to McMoRan’s 2001 Annual Report on Form 10-K (the McMoRan 2001 Form 10-K)).

10.2

IMC Global/FSC Agreement dated as of March 29, 2002 among IMC Global Global Inc., IMC Global Phosphate Company, Phosphate Resource Partners Limited Partnership, IMC Global Phosphates MP Inc., McMoRan Oil & Gas and McMoRan.  (Incorporated by reference to Exhibit 10.10 to McMoRan’s Second Quarter 2002 Form 10-Q).

E-1

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
E-2
10.17

Amendment to Purchase and Sale Agreement dated May 22, 2002 by and between McMoRan Oil & Gas and El Paso Production Company.  (Incorporated by reference to Exhibit 10.29 to McMoRan’s Second Quarter 2002 Form 10-Q).

10.18

Master Agreement dated October 22, 2002 by and among Freeport-McMoRan Sulphur LLC, K-Mc Venture LLC, K1 USA Energy Production Corporation and McMoRan Exploration Co. (Incorporated by reference to Exhibit 10.18 to McMoRan’s 2002 Form

10-K).

10.19

Amended and Restated Limited Liability Company Agreement of K-Mc Venture I LLC, a Delaware Limited Liability Company, dated December 16, 2002. (Incorporated by reference to Exhibit 10.19 to McMoRan’s 2002 Form 10-K).

Executive and Director Compensation Plans and Arrangements (Exhibits 20 through 30).

10.20	McMoRan Adjusted Stock Award Plan. (Incorporated by reference to Exhibit 10.1 of the McMoRan S-4).

10.21	McMoRan 1998 Stock Option Plan. (Incorporated by reference to Annex D to the McMoRan S-4).

10.22	McMoRan 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.36 to McMoRan’s Second-Quarter 2001 Form 10-Q).

10.23	McMoRan 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to McMoRan’s Second-Quarter 2000 Form 10-Q).

10.24	McMoRan 1998 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 of the McMoRan S-4).

10.25	McMoRan’s Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan’s 1998 Form 10-K).

10.26	McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998.

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

15.1	Letter dated April 22, 2003 from Ernst & Young LLP regarding the unaudited interim financial statements.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3