Form 10-K/A
period 2003-12-31
MCMORAN EXPLORATION CO /DE/
filed 2004-03-24
CIK 64279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of McMoRan Exploration Co. for the year ended December 31, 2003 (the “Original Form 10-K”) is solely to include Item 9A, which was inadvertently omitted from the Original Form 10-K. The remainder of the Original Form 10-K is unchanged and is not reproduced in this Amendment No. 1.

This Amendment No. 1 continues to reflect circumstances as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

Item 9A.  Controls and Procedures

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

SIGNATURE

------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

McMoRan Exploration Co.

By:  /s/ C. Donald Whitmire, Jr.

     ------------------------------------

         C. Donald Whitmire, Jr.

    Vice President & Controller –

          Financial Reporting

    (authorized signatory and

     Principal Accounting Officer)

March 24, 2004

McMoRan Exploration Co.

Exhibit Index

Exhibit

Number

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.