Form 10-Q
period 2004-09-30
MCMORAN EXPLORATION CO /DE/
filed 2004-11-09
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

On September 30, 2004, there were issued and outstanding 17,179,131 shares of the registrant's Common Stock, par value $0.01 per share.

McMoRan Exploration Co.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

McMoRan EXPLORATION Co.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Cash and cash equivalents, continuing operations	$55,980	$100,938
Restricted cash from discontinued operations	976	961
Restricted investments	7,800	7,800
Accounts receivable	15,049	6,306
Prepaid expenses	2,414	1,053
Current assets from discontinued operations, excluding cash	263	417
Total current assets	82,482	117,475
Property, plant and equipment, net	55,996	26,185
Discontinued sulphur business assets	312	312
Restricted investments and cash	10,830	18,974
Investment in K-Mc Venture I LLC	318	-
Other assets	6,206	6,334
Total assets	$156,144	$169,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$19,043	$5,345
Accrued liabilities and other	26,302	12,894
Accrued interest	1,950	3,900
Current portion of accrued oil and gas reclamation costs	-	238
Current portion of accrued sulphur reclamation cost	2,550	2,550
Current liabilities from discontinued operations	3,507	9,405
Total current liabilities	53,352	34,332
6% Convertible senior notes	130,000	130,000
Accrued sulphur reclamation costs	12,101	11,451
Accrued oil and gas reclamation costs	7,974	7,035
Contractual postretirement obligation	21,473	22,034
Other long-term liabilities	16,589	18,435
Mandatorily redeemable convertible preferred stock	29,547	30,586
Stockholders' deficit	(114,892)	(84,593)
Total liabilities and stockholders' deficit	$156,144	$169,280

The accompanying notes are an integral part of these financial statements.

McMoRan EXPLORATION Co.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil & Gas	$3,704	$3,850	$10,218	$11,317
Service	3,597	392	10,628	624
Total revenues	7,301	4,242	20,846	11,941
Costs and expenses:
Production and delivery costs	1,576	1,206	3,590	4,953
Depletion, depreciation and amortization	1,664	2,914	4,052	6,298
Exploration expenses	3,230	917	16,662	8,593
General and administrative expenses	3,804	2,624	10,193	7,173
Start-up costs for Main Pass Energy HubTM	2,666	7,073	8,660	7,073
Total costs and expenses	12,940	14,734	43,157	34,090
Operating loss	(5,639)	(10,492)	(22,311)	(22,149)
Interest expense	(2,079)	(2,295)	(6,491)	(2,297)
Equity in K-Mc Venture I LLC’s (loss) income	(125)	-	318	-
Other income, net	287	1,384	664	1,396
Provision for income taxes	-	-	-	(1)
Loss from continuing operations	(7,556)	(11,403)	(27,820)	(23,051)
Loss from discontinued operations	(267)	(7,506)	(3,676)	(9,957)
Net loss before cumulative effect of change in accounting principle	(7,823)	(18,909)	(31,496)	(33,008)
Cumulative effect of change in accounting principle	-	-	-	22,162
Net loss	(7,823)	(18,909)	(31,496)	(10,846)
Preferred dividends and amortization of convertible preferred stock issuance costs	(410)	(430)	(1,232)	(1,313)
Net loss applicable to common stock	$(8,233)	$(19,339)	$(32,728)	$(12,159)

Basic and diluted net loss per share of common stock:
Continuing operations	$(0.46)	$(0.71)	$(1.70)	$(1.48)
Discontinued operations	(0.02)	(0.45)	(0.21)	(0.60)
Before cumulative effect of change in accounting principle	(0.48)	(1.16)	(1.91)	(2.08)
Cumulative effect of change in accounting principle	-	-	-	1.34
Net loss per share of common stock	$(0.48)	$(1.16)	$(1.91)	$(0.74)

Basic and diluted average shares outstanding:	17,179	16,716	17,128	16,535

The accompanying notes are an integral part of these financial statements.

McMoRan EXPLORATION Co.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net loss	$(31,496)	$(10,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued sulphur operations	3,676	9,957
Depletion, depreciation and amortization	4,052	6,298
Exploration drilling and related expenditures	9,439	4,924
Cumulative effect of change in accounting principle	-	(22,162)
Compensation expense associated with stock-based awards	1,025	2,009
Stock warrants granted to K1 USA Energy Production Corporation	-	6,220
Reclamation and mine shutdown expenditures	(283)	(342)
Amortization of deferred financing costs	1,056	346
Equity in K-Mc Venture I LLC’s income	(318)	-
Other	219	270
(Increase) decrease in working capital:
Accounts receivable	(3,984)	8,687
Accounts payable and accrued liabilities	(538)	(3,335)
Inventories and prepaid expenses	611	642
(Increase) decrease in working capital	(3,911)	5,994
Net cash (used in) provided by continuing operations	(16,541)	2,668
Net cash used in discontinued operations	(4,209)	(6,849)
Net cash used in operating activities	(20,750)	(4,181)

Cash flow from investing activities:
Exploration, development and other capital expenditures	(25,135)	(4,494)
Proceeds from restricted investments	7,800	(22,991)
Increase in restricted investments	(157)	-
Net cash used in continuing operations	(17,492)	(27,485)
Net cash (used in) provided by discontinued operations	(5,920)	189
Net cash used in investing activities	(23,412)	(27,296)

Cash flow from financing activities:
Proceeds from 6% convertible senior notes offering	-	130,000
Dividends paid on convertible preferred stock	(1,148)	(1,233)
Financing costs	(68)	(6,987)
Exercise of stock options and other	435	199
Net cash (used in) provided by continuing operations	(781)	121,979
Net cash used in discontinued operations	-	-
Net cash (used in) provided by financing activities	(781)	121,979
Net (decrease) increase in cash and cash equivalents	(44,943)	90,502
Net increase in restricted cash of discontinued sulphur operations	(15)	(16)
Net (decrease) increase in unrestricted cash and cash equivalents	(44,958)	90,486
Cash and cash equivalents at beginning of year	100,938	14,282
Cash and cash equivalents at end of period	$55,980	$104,768

The accompanying notes are an integral part of these financial statements.

McMoRan EXPLORATION Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Third Quarter		Nine Months
	2004	2003	2004	2003
In-the-money stock options [a]	745	515	841	387
Stock warrants [b]	2,500	1,800	2,500	1,762
5% convertible preferred stock [c]	6,365	6,716	6,365	6,716
6% convertible senior notes [d]	9,123	9,123	9,123	3,008

a.

Represents stock options outstanding whose exercise price is less than the average market price for McMoRan’s common stock for the periods presented.

b.

Stock warrants were issued to K1 USA Energy Production Corporation (K1 USA) in December 2002 (1.74 million shares) and September 2003 (0.76 million shares).  The warrants are exercisable for McMoRan common stock at any time over their respective five-year terms at an exercise price of $5.25 per share.  The 2003 amounts include the effect of the September warrants being issued seven days prior to September 30, 2003.  See Note 4 of McMoRan’s 2003 Annual Report on Form 10-K (the 2003 Form 10-K) for additional information regarding the stock warrants.

c.

At the election of the holder, and before the shares mature on June 30, 2012, each outstanding share of 5% mandatorily redeemable convertible preferred stock is convertible into 5.1975 shares of McMoRan common stock. Dividends and other related charges for the preferred stock totaled $0.4 million during the third quarter of 2004 and 2003 and $1.2 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively.  For additional information regarding the convertible preferred stock see Note 6 of the 2003 Form 10-K.

d.

The notes, issued in July 2003, are convertible at the option of the holder at any time prior to their maturity on July 2, 2008 into shares of McMoRan common stock at a conversion price of $14.25 per share.  Additional information regarding the notes is disclosed in Note 5 of the 2003 Form

10-K.  Accrued interest on the convertible senior notes totaled $2.0 million during the third quarter of 2004 and $5.9 million for the nine months ended September 30, 2004.  Accrued interest on the convertible senior notes totaled $2.0 million during the third quarter and nine months ended September 30, 2003.

Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows:

	Third Quarter		Nine Months
	2004	2003	2004	2003
Outstanding options (in thousands)	2,516	2,699	2,513	2,839
Average exercise price	$17.99	$16.79	$17.99	$16.48

Stock-Based Compensation Plans.  As of September 30, 2004, McMoRan had five stock-based employee compensation plans and two stock-based director compensation plans, with all but the most recent director plan described in Note 8 of the 2003 Form 10-K.  On May 6, 2004, McMoRan’s shareholders approved the most recent stock-based director compensation plan, the 2004 Director Compensation Plan.   The 2004 Director Compensation Plan authorizes the Board of Directors to grant stock-based awards representing up to 175,000 shares of McMoRan common stock and provides for grants of options to advisory directors as well as non-employee directors.  Options granted under the 2004 Director Compensation Plan are exercisable in 25 percent annual increments beginning one year from the date of the grant.  McMoRan accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount the participant must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if McMoRan had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which require compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stock, as reported	$(8,233)	$(19,339)	$(32,728)	$(12,159)
Add: Stock-based compensation expense included in reported net income for restricted stock units and employee stock options	54	189	618	2,009
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,121)	(1,142)	(7,312)	(6,167)
Pro forma net loss applicable to common stock	$(9,300)	$(20,292)	$(39,422)	$(16,317)

Earnings per share:
Basic and diluted – as reported	$(0.48)	$(1.16)	$(1.91)	$(0.74)
Basic and diluted – pro forma	(0.54)	(1.21)	(2.30)	(0.99)

For the pro forma computations, the values of option grants were calculated on the date of the grants using the Black-Scholes option-pricing model.  The pro forma effects on net loss are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.  The table below summarizes the weighted average assumptions used to value the options under SFAS No. 123.

	Third Quarter				Nine Months
	2004		2003		2004	2003
Fair value of stock options	$8.56	$	N/A	[a]	$11.03	$8.14
Risk free interest rate	3.8%		N/A		3.9%	3.6%
Expected volatility rate	65.8%		N/A		64.8%	66.0%
Expected life of options (in years)	7		N/A		7	7
Assumed annual dividend	-		-		-	-

a)  There were no stock options granted during the third quarter of 2003.

3.   COMMON STOCK AND 5 ¼% CONVERTIBLE SENIOR NOTES OFFERINGS

On October 6, 2004, McMoRan completed two securities offerings with gross proceeds totaling $231 million. McMoRan issued approximately 7.1 million shares of its common stock at $12.75 per share. Net proceeds from the sale of common stock, after fees and estimated expenses, totaled $85.5 million.  McMoRan also completed a private placement of $140 million of 5¼% convertible senior notes due October 6, 2011.  Net proceeds from the notes, after fees and estimated expenses, totaled $134.3 million, of which $21.2 million was used to purchase U.S. government securities to be held in escrow to pay the first six semi-annual interest payments due during the next three years.  Interest payments are payable on April 6 and October 6 of each year, beginning on April 6, 2005.  The notes are convertible at the option of the holder at any time prior to maturity into shares of McMoRan’s common stock at a conversion price of $16.575 per share, representing a 30 percent premium over the $12.75 per share price at which McMoRan sold its common stock in the public offering.  The conversion rate equates to 60.3318 shares of common stock per $1,000 principal amount of notes.  Beginning on October 6, 2009, McMoRan has the option of redeeming the notes for a price equal to 100 percent of the principal amount of the notes plus any accrued and unpaid interest on the notes prior to the redemption date provided the closing price of McMoRan’s common stock has exceeded 130 percent of the conversion price for at least 20 trading days in any consecutive 30-day trading period. The notes are unsecured, except for the escrowed reserve for the first six semi-annual interest payments.

McMoRan intends to use the approximate $198 million of net proceeds from these transactions for exploratory drilling activities on its oil and gas properties; for continuation of its efforts to develop the Main Pass Energy HubTM project; and for working capital requirements and other corporate purposes.  McMoRan may also use a portion of the proceeds to acquire interests in oil and gas properties or leases.

The table below reflects McMoRan’s unaudited pro forma condensed balance sheet at September 30, 2004 showing the effects of the issuance of the 5¼% convertible senior notes and the equity offering as if these transactions had been consummated on September 30, 2004 (in millions):

	September 30, 2004	5¼% Convertible Senior Notes		Equity Offering	Proforma September 30, 2004
Assets
Cash, continuing operations	$56.0	$113.1		$85.5	$254.6
Restricted cash discontinued operations	1.0	-		-	1.0
Restricted investments	7.8	7.3	[a]	-	15.1
Other current assets	17.7	-		-	17.7
Total current assets	82.5	120.4		85.5	288.4
Property, plant and equipment, net	56.0	-		-	56.0
Sulphur business assets	0.3	-		-	0.3
Restricted investments and cash	10.8	13.8	[b]	-	24.6
Other assets	6.5	5.3	[c]	(0.4)[f]	11.4
Total assets	$156.1	$139.5		$85.1	$380.7

Liabilities and Stockholders’ Deficit
Current liabilities	$53.3	$(0.5)[d]		$(0.4)[f]	$52.4
6% convertible senior notes	130.0	-		-	130.0
5 ¼% convertible senior notes	-	140.0	[e]	-	140.0
Accrued reclamation costs	20.1	-		-	20.1
Contractual postretirement medical obligation	21.5	-		-	21.5
Other long-term liabilities	16.6	-		-	16.6
Mandatorily redeemable convertible preferred stock	29.5	-		-	29.5
Stockholders’ deficit	(114.9)	-		85.5 [g]	(29.4)
Total liabilities and stockholders’ deficit	$156.1	$139.5		$85.1	$380.7
Common shares outstanding	17.2	-		7.1	24.3

a

Amount represents U.S. government securities held in escrow to service the first two semi-annual interest payments due on the 5¼% convertible senior notes payable on April 6, 2005 and October 6, 2005.

b

Amount represents the remaining U.S. government securities held in escrow to pay the semi-annual interest payments due between April 6, 2006 and October 6, 2007.

c

Reflects the issuance costs associated with the transaction, including the underwriting fees and other estimated expenses that will be amortized over the seven-year life of the 5 ¼% convertible senior notes.

d

Assumed payment of estimated expenses with proceeds from transaction.  Amounts were accrued at September 30, 2004.

e

Issuance of $140.0 million of 5¼% convertible senior notes due on October 6, 2011.

f

Assumed payment of estimated expenses associated with the equity offering with related net proceeds. Amounts were accrued at September 30, 2004.

g

Issuance of approximately 7.1 million shares ($12.75 per share) of McMoRan common stock, less underwriting fees and estimated expenses totaling $5.4 million.

4. OTHER MATTERS

Multi-Year Exploration Venture

In January 2004, McMoRan announced the formation of a multi-year exploration venture with a private exploration and production company (exploration partner).  In October 2004, McMoRan announced an expanded joint venture with its exploration partner with joint expenditures of $500 million for future costs to acquire and exploit high-potential prospects, primarily in the Deep Miocene of the Gulf of Mexico and Gulf Coast area.   The joint venture is also considering opportunities to participate in exploration activities in other areas of the Caribbean Basin.  McMoRan and its exploration partner will share equally in all future revenues and costs associated with joint venture’s activities except for the Dawson Deep prospect at Garden Banks Block 625, where the exploration partner is participating in 40 percent of McMoRan’s interests.  The funds will be spent over a multi-year period on McMoRan’s existing inventory of high-potential, “Deep Shelf” prospects and on new prospects as they are identified and/or acquired. The joint venture plans to commence drilling at least 10-12 wells over the next six months.  The exploration partner paid a $12.0 million management fee to McMoRan for services rendered on behalf of the joint venture during 2004.  McMoRan’s third-quarter and nine-month 2004 results include recognition of $3.0 million and $9.0 million, respectively, of the management fee as service revenue based on year-to-date joint venture activities.  McMoRan will recognize the remaining $3.0 million amount during the fourth quarter of 2004.  Expenditures, including the related overhead costs, associated with the future operations of the exploration venture will be shared equally between McMoRan and its exploration partner.

Since its inception, the venture has participated in ten prospects, of which three are discoveries, five are drilling to reach objective exploration targets and two were nonproductive.  The prospects that are discoveries include “Dawson Deep”, “Minuteman” at Eugene Island Blocks 212/213 and ”Deep Tern” at Eugene Island Block 193.  The wells that have not yet reached their exploration objectives are “King of the Hill” at High Island Block 131, “Hurricane Upthrown” at South Marsh Island Block 217, “Blueberry Hill” at Louisiana State Lease 340, which commenced drilling on November 2, 2004, West Cameron Block 43, which commenced drilling on November 6, 2004 and “Gandalf” at Mustang Island Blocks 829/830 that is expected to commence imminently.  During the remainder of the fourth quarter of 2004, the venture will, at a minimum, commence drilling at ” Caracara” at Vermilion Blocks 227/228.  Additional wells expected to commence drilling during the first quarter of 2005 include “Delmonico” in state waters near the Lake Sand Field Area offshore Louisiana and “JB Mountain Deep” at South Marsh Island Block 224.

At September 30, 2004, McMoRan’s net investment in its in-progress prospects totaled $32.6 million, including $14.4 million for “Dawson Deep”, $11.9 million for “Minuteman”,$3.5 million for “Deep Tern”, $0.4 million for “King of the Hill”,and $2.4 million for “Hurricane Upthrown.  The exploratory well at the “King of the Hill” prospect is being drilled under a turnkey contract.

The venture drilled an initial exploratory well at the “Lombardi Deep” prospect that was evaluated to be nonproductive and McMoRan charged $7.2 million of drilling and related well costs to exploration expense during the nine months ended September 30, 2004.

In late October 2004, the Poblano well at East Cameron Block 137 reached its proposed total depth of 17,000 feet and was evaluated to be nonproductive.  The well will be plugged and abandoned.  McMoRan has recorded the $1.5 million of well drilling and related costs incurred as of September 30, 2004 to exploration expense in the accompanying statements of operations.  During the fourth quarter of 2004, McMoRan will record an approximate $1.6 million additional charge to exploration expense for the costs incurred on the well subsequent to September 30, 2004.

Litigation Settlement

In 2002, McMoRan entered into a turnkey contract with Offshore Specialty Fabricators Inc. (OSFI) for the reclamation of the sulphur mine and related facilities at Main Pass Block 299 (Main Pass) located offshore in the Gulf of Mexico.  OSFI substantially completed its Phase I reclamation work at Main Pass but did not honor its agreement with McMoRan and litigation of the matter commenced (see Note 11 of the 2003 Form 10-K).  In July 2004, McMoRan settled the litigation with OSFI.  In accordance with the settlement, OSFI will complete the remaining Phase I reclamation work and McMoRan will pay OSFI the $2.5 million balance for Phase I reclamation.  In addition, OSFI will not have any obligations regarding the Phase II reclamation of Main Pass.  Pursuant to the settlement, OSFI will also have an option to participate in the Main Pass Energy HubTM project for up to 10 percent on a basis parallel to McMoRan’s agreement with K1 USA.  As previously reported, K1 USA has an option to participate as a passive equity investor in up to 15 percent of McMoRan’s equity interest in the MPEHTM  project by funding its equity share (see Notes 3 and 4 of the 2003 Form 10-K).

Railcar Transactions

In January 2004, McMoRan entered into a definitive sales agreement for its remaining sulphur railcars for a total of $1.1 million.   Also in January 2004, McMoRan terminated its existing lease agreement for the remaining sulphur railcars by paying $7.0 million to the lessor for the remaining commitments under the lease (the $5.9 million net impact was charged to expense in 2003, including $5.7 million during the third quarter).

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

During the second quarter of 2003, McMoRan’s Co-Chairmen were granted certain stock options in lieu of receiving cash compensation during 2003 (see Note 8 of the 2003 Form 10-K).    McMoRan recorded noncash compensation charges of $0.1 million during the third quarter of 2003 and $1.7 million during the nine months ended September 30, 2003 related to these grants, including a $1.5 million charge for the immediately exercisable options during the second quarter of 2003. McMoRan also recorded compensation expense totaling $0.1 million in the third quarter of 2003 and $0.3 million for the nine months ended September 30, 2003 for its outstanding restricted stock units. During the third quarter of 2003, McMoRan recorded substantially all of the $0.2 million of total compensation expense associated with stock-based awards as general and administrative expense. For the nine months ended September 30, 2003, McMoRan recorded $1.1 million of the total $2.0 million of stock-based compensation expense to exploration expense and the remainder to general and administrative expense.

Interest Cost

Interest expense excludes capitalized interest of $0.2 million in the third quarter of 2004 and $0.4 million for the nine months ended September 30, 2004.  McMoRan had no capitalized interest during the nine months ended September 30, 2003, as it did not have any debt outstanding until issuance of its 6% convertible senior notes in July 2003 and had incurred no qualifying capital expenditures through September 30, 2003.

Conversion of 5% Mandatorily Redeemable Convertible Preferred Stock

In June 2002, McMoRan completed a $35 million public offering of 1.4 million shares of its 5% mandatorily redeemable convertible preferred stock.  As of December 31, 2003, 131,615 shares of the preferred stock had been tendered and converted into approximately 0.7 million shares of common stock, including 105,000 preferred shares converted into approximately 546,000 shares of common stock during the first half of 2003.  During the first quarter of 2004, an additional 44,785 shares of preferred stock were converted into approximately 233,000 shares of common stock.  No additional shares have been converted in 2004.  For more information regarding the convertible preferred stock see Note 6 of the 2003 Form 10-K.

Pension Plan

During 2000, McMoRan elected to terminate its defined benefit plan.  The plan’s termination is still pending approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation.  See Note 8 of on the 2003 Form 10-K for additional information regarding the plan and its status as well as for information on McMoRan’s other postretirement benefit plans.  The components of net periodic pension benefit cost for the third quarter and nine months ended September 30, 2004 and 2003 for these plans follow (in thousands):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Interest cost	$100	$103	$288	$310
Service cost	-	-	-	-
Return on plan assets	(164)	165	(225)	(209)
Net periodic benefit cost	$(64)	$268	$63	$101

In May 2004, McMoRan’s defined benefit plan was amended to allow certain terminated individuals to elect to receive their vested account balance prior to attaining age 55.  As a result, approximately $4.8 million was distributed to plan participants’ through October 1, 2004 from the existing net assets held for plan benefits.

Upon receiving approval to terminate the plan, McMoRan will be required to fund any shortfall between the plan’s assets and the participants’ account balances.   At September 30, 2004 this shortfall totaled $2.2 million, which includes $0.5 million associated with employees of FM Services Company.

5.  INVESTMENT IN K-MC VENTURE I LLC

In December 2002, K-Mc I,  a joint venture between McMoRan and K1 USA, acquired McMoRan’s oil production facilities and related oil reserves at Main Pass.  K1 USA owns 66.7 percent of K-Mc I and McMoRan owns the remaining 33.3 percent.  McMoRan accounts for its investment in K-Mc I using the equity method; however, McMoRan’s investment in K-Mc I at December 31, 2003 excluded recognition of a negative investment as McMoRan is not required to fund K-Mc I’s operating losses, debt or reclamation obligations.  During the first half of 2004, K-Mc I generated income that exceeded its previous losses.  Accordingly, McMoRan has recorded its 33.3 percent share of the earnings.

In September 2004, the storm center of Hurricane Ivan passed within 20 miles east of Main Pass 299, where K-Mc I produces oil and where the former sulphur mine platforms are located which are planned to be used for the Main Pass Energy HubTM and LNG facilities.  Assessments indicate that the facilities used for oil production at Main Pass incurred approximately $1.6 million in damages, which are subject to a deductible for insurance coverage for the oil operations of $1.0 million.  Oil production from Main Pass is currently shut-in pending repairs to a third-party offshore terminal facility which provides throughput services for the sale of Main Pass sour crude oil.   Currently, it is undetermined when these facilities will again be operational.   K-Mc I carries business interruption insurance which commences after a 60-day waiting period. The facilities to be used for the proposed Main Pass Energy HubTM and the LNG facilities were essentially undamaged by Hurricane Ivan.

The summarized unaudited results of K-Mc I are as follows (in thousands):

Earnings data for the three months ended September 30, 2004:
Revenues	$6,434
Operating loss	(345)
Net loss	(375)
McMoRan’s equity in net loss	(125)

Earnings data for the nine months ended September 30, 2004:
Revenues	17,253
Operating income	1,762
Net income	1,637
McMoRan’s equity in net income	318 [a]
11
Balance sheet data at September 30, 2004:
Current assets	$5,911
Property, plant and equipment, net	15,087
Total assets	20,998
Current liabilities	4,439
Long-term debt	5,411
Accrued reclamation costs	7,643
Net assets	954
McMoRan’s equity in net assets	318

 a.  K-Mc I had an accumulated deficit of $682 at December 31, 2003. McMoRan did not record any investment in K-Mc I until its operations resulted in retained earnings, which occurred during the three months ended March 31, 2004.

6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

7. RATIO OF EARNINGS TO FIXED CHARGES

McMoRan’s ratio of earnings to fixed charges calculation resulted in shortfalls of $22.5 million for the nine months ended September 30, 2004 and $20.7 million for the nine months ended September 30, 2003. For this calculation, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                                                                -----------------

   Remarks

The information furnished herein should be read in conjunction with McMoRan's financial statements contained in its 2003 Form

10-K.  The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods.  All such adjustments are, in the opinion of management, of a normal recurring nature.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of September 30, 2004, the related consolidated statements of operations for the three and nine-month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flow for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

November 3, 2004

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

NORTH AMERICAN NATURAL GAS OUTLOOK

During the first nine months of 2004, North American gas prices continued to reflect a tight gas market.  Productive capacity has been adversely affected by declining existing production in several key U.S. supply basins, including the Gulf of Mexico and the Gulf Coast and by the failure of U.S. exploration and development activities to replace declining production.  Most analysts expect high natural gas prices and volatility to continue for the remainder of 2004 and into 2005. NYMEX forward prices as of November 2, 2004 reflect an average price of $8.17 per million British thermal units (mmbtu) for the fourth quarter of 2004 and $9.12 per mmbtu for the first quarter of 2005.

OIL & GAS ACTIVITIES

Multi-Year Exploration Venture

In January 2004, we announced the formation of a multi-year exploration venture with a private exploration and production company (exploration partner).  In October 2004, we announced an expanded joint venture with our exploration partner with an initial commitment of $500 million for future expenditures to acquire and exploit high-potential prospects, primarily in the Deep Miocene of the Gulf of Mexico and Gulf Coast area.   The joint venture is also considering opportunities to participate in exploration activities in other areas of the Caribbean Basin.  We and our exploration partner will share equally in all future revenues and costs associated with joint venture's activities except for the Dawson Deep prospect at Garden Banks Block 625 where the exploration partner is participating in 40 percent of our interests.  The funds will be spent over a multi-year period on our existing inventory of high-potential, "Deep Shelf" prospects and on new prospects as they are identified and/or acquired. The joint venture plans to commence drilling at least 10-12 wells over the next six months and hopes to accelerate these efforts as new opportunities are developed.  Our exploration partner paid us a $12.0 million management fee for the services we rendered on behalf of the joint venture during 2004.  Our third-quarter and nine-month 2004 results include recognition of $3.0 million and $9.0 million, respectively, of the management fee as service revenue based on year-to-date joint venture activities.  We will recognize the remaining $3.0 million amount during the fourth quarter of 2004. Expenditures, including the related overhead costs, associated with the future operations of the exploration venture will be shared equally between our exploration partner and us.

 Since its inception, the venture has participated in ten prospects, of which three are discoveries, five are drilling to reach objective exploration targets and two were nonproductive.  The prospects that are discoveries include “Dawson Deep”, “Minuteman” at Eugene Island Blocks 212/213 and ”Deep Tern” at Eugene Island Block 193.  The wells that have not yet reached their exploration objectives are “King of the Hill” at High Island Block 131 “Hurricane Upthrown” at South Marsh Island Block 217, “Blueberry Hill” at Louisiana State Lease 340, West Cameron Block 43 and “Gandalf” at Mustang Island Blocks 829/830. During the remainder of the fourth quarter of 2004, the venture will at a minimum, commence exploratory drilling at “Caracara” at Vermilion Blocks 227/228.  Additional wells expected to commence drilling in the first quarter of 2005 include “Delmonico” in state waters near the Lake Sand Field Area offshore Louisiana and “JB Mountain Deep” at South Marsh Island Block 224.

The venture drilled an initial exploratory well at the “Lombardi Deep” prospect that was evaluated to be nonproductive and we charged $7.2 million of drilling and related well costs to exploration expense during the nine months ended September 30, 2004.

In late-October 2004, the Poblano well at East Cameron Block 137 reached its proposed total depth of 17,000 feet and was evaluated to be nonproductive.  The well will be plugged and abandoned.  We recorded the $1.5 million of well drilling and related costs incurred as of September 30, 2004 to exploration expense in the accompanying statements of operations.  During the fourth quarter of 2004, we will record an approximate $1.6 million additional charge to exploration expense for the costs incurred on the well subsequent to September 30, 2004. The Poblano prospect is part of a farm-in agreement covering three blocks, East Cameron Block 137, West Cameron Block 251 and West Cameron Block 262.

Our near-term exploration activities include the following wells:

	Working Interest [a]	Net Revenue Interest [a]	Water Depth	Proposed Total Depth [b]	Spud Date [c]
In-Progress Wells
Eugene Island Block 193 "Deep Tern – Development"	26.7%	20.6%	90'	17,123’	July 13, 2004
Eugene Island Block 193 "Deep Tern - Exploration" [d]	48.6%	37.2%	90'	20,731'	At 17,123’
Eugene Island Blocks 212/213 "Minuteman" [d]	33.3%	24.3%	100'	20,432'	August 7, 2004
Garden Banks Block 625 "Dawson Deep Take Point" [d]	30.0%	24.0%	2,900'	22,790	August 18, 2004
High Island Block 131 “King of the Hill" [d]	25.0%	19.6%	40’	17,300’	August 9, 2004
South Marsh Island Block 217 "Hurricane Upthrown" [d]	27.5%	19.4%	10'	19,500'	September 7, 2004
Louisiana State Lease 340 “Blueberry Hill”	35.3%	24.2%	10’	22,000’	November 2, 2004
West Cameron Block 43	23.4%	18.0%	30’	17,500’	November 6, 2004
Mustang Island Blocks 829/830 “Gandalf”	20.0%	15.2%	176’	12,000	November 2004
Near-Term Wells
Vermilion Blocks 227/228 "Caracara"	33.3%	27.8%	115’	18,000’	November 2004
Lake Sand Field Area “Delmonico”	25.0%	18.8%	10’	19,000	First-Quarter 2005
South Marsh Island Block 224 "JB Mountain Deep"	27.5%	19.4%	10'	23,000'	First-Quarter 2005
West Cameron Block 342 "Falcon"	25.0%	18.8%	260'	19,000'	First-Half 2005

a.

Reflects our remaining interest in each prospect, after our exploration partner’s participation for 50 percent of our original interests.

b.

Planned targeted measured depth, which is subject to change.

c.

Timing of near-term wells are subject to change because of factors beyond our control, including availability of drilling rigs, receipt of certain regulatory approvals and the potential for adverse weather conditions in the Gulf.  For a complete list of risks associated with our  drilling operations see “Risk Factors” in  Items 1 and 2 “Business and Properties” in our 2003 Form 10-K.

d.

This prospect is eligible for deep gas royalty relief under current Minerals Management Service (MMS) guidelines, which could result in an increased net revenue interest for early production. If application for relief is approved by the MMS each well may be exempt from paying royalties on up to the initial 25 Bcfe of production.

The Deep Tern well at Eugene Island Block 193 has been drilled to a total measured depth of 20,731 feet and the well is being prepared for completion in the Miocene sands.  The well encountered five sands with a total gross interval of approximately 340 feet, including approximately 170 feet of new pay discovered below 19,165 feet that was not previously announced.  The gross intervals of hydrocarbons have been confirmed by log-while-drilling (LWD) or wireline logs.  The well is expected to be producing by year-end 2004 using our facilities at Eugene Island Block 193.  Development options for these newly discovered hydrocarbons are being evaluated.  We control 17,500 acres in the Deep Tern area, which is located approximately 50 miles offshore Louisiana.

As previously reported, the Deep Tern well encountered a gross interval of 86 feet of hydrocarbon bearing sands in the Basal Pliocene section where we own a 20.6 percent net revenue interest.  Further drilling indicated additional gross intervals of approximately 255 feet, including the 170 feet discussed above and the 85 feet that was previously announced, of hydrocarbon bearing sands in the Basal Pliocene and Miocene sections of the well where we own a 37.2 percent net revenue interest.

The Minuteman well at Eugene Island Block 213 has been drilled to a total measured depth of 20,432 feet. As previously reported, the by-pass well was drilled to 21,024 feet and encountered a laminated sand section from 19,790 to 20,230 feet.   The well was sidetracked and wireline logs have indicated that the well has encountered a gross interval of approximately 60 feet of hydrocarbons with excellent porosity and permeability in the upper portion of the laminated sand section.  This upper-Miocene zone was also seen in the original well prior to the previously reported underground gas flow that resulted in the sidetracking of the well.  We believe our “well control” insurance will provide a reimbursement of our share of the costs incurred to stabilize the well and drilling costs associated with the by-pass hole to the original depth drilled, subject to deductibles.  As of September 30, 2004, we have received a $1.1 million partial payment of our insurance claim for the well, which reduced our cost basis in the well.   In October 2004, we received approval for an additional $1.8 million partial payment, which will be paid in the fourth quarter of 2004.  We anticipate receipt of additional payments on this claim over the next six months.  The well is being prepared for completion and production by year-end 2004 using our Eugene Island Block 215 facilities, which are located approximately 7 miles from the well.  Spinnaker Exploration Company operates Minuteman with a 33.3 percent working interest.  We have the rights to interests in approximately 9,600 acres in the immediate area surrounding the Minuteman prospect, which is located approximately 40 miles offshore Louisiana.  Our net investment in the Minuteman well was $11.9 million at September 30, 2004.

We are participating in a “take point” well at the Dawson Deep well at Garden Banks Block 625 in an effort to maximize the hydrocarbon production indicated in the original and sidetrack wells that were drilled earlier in 2004 (see First-Quarter 2004 Form 10-Q).  The original well was drilled to a total measured depth of 24,450 feet and the appraisal well was drilled to a total measured depth of 27,953 feet. A zone indicated to be oil bearing at 22,568 feet in the original well was intercepted in the appraisal well 2,250 feet to the northeast and 600 feet low to the original well.  Wireline log analysis and tests indicate a 120 foot single sand interval with 90 feet of true vertical depth of oil indicating a potentially commercial reservoir. The wells were temporarily abandoned while the well data was analyzed and integrated with seismic information.

As previously reported, the “take point” well has encountered apparent hydrocarbon-bearing sands as indicated by more than 100 feet of total vertical thickness of resistivity, measured by log-while-drilling (LWD) logging tool.  These sands are shallower than the objective zone that was seen in the sidetrack wells drilled earlier in 2004.  Further drilling and LWD logs have indicated that the well encountered an additional gross interval of approximately 100 feet of hydrocarbon bearing sands in the deeper zone which was the original objective of this "take point" well.   The well was sidetracked and drilled to a total depth of 22,790 feet. The operator plans to set casing and temporarily abandon the well while development options are considered. Sanctioning of the project is possible in the first quarter of 2005. Estimated timing of first production is pending the final plan.

   Kerr-McGee Oil & Gas Corporation, a wholly owned affiliate of Kerr-McGee Corporation (Kerr-McGee), operates Dawson Deep with a 25 percent working interest. The Dawson Deep prospect is located on a 5,760 acre block located approximately 150 miles offshore Texas and is adjacent to Kerr-McGee’s Gunnison spar facility.  Our investment in the Dawson Deep prospect totaled $14.4 million at September 30, 2004.

The King of the Hill well at High Island Block 131 is currently drilling below 16,900 feet towards a total depth of 17,300 feet.  Our net investment in the King of the Hill prospect totaled $0.4 million as of September 30, 2004.   The King of the Hill well is being drilled under a turnkey contract.

The Hurricane Upthrown well at South Marsh Island Block 217 is currently drilling below 12,100 feet proceeding towards a total depth of 19,500 feet.  We are the operator of the Hurricane Upthrown well. Our net investment in the Hurricane Upthrown well totaled $2.4 million at September 30, 2004.

The Blueberry Hill well at Louisiana State Lease 340 is currently drilling below 1,500 feet towards a total depth of 22,000 feet.  We are the operator of the Blueberry Hill well.

The West Cameron Block 43 No. 3 exploratory well is currently drilling below 900 feet towards a total proposed depth of 17,500 feet.  The well is being drilling by a third-party operator under a turnkey arrangement.

A rig is now on location at the Gandalf prospect at Mustang Island Blocks 829/830 and drilling is expected to commence imminently.

We currently have rights to approximately 231,000 gross acres and continue to identify prospects to be drilled on our lease acreage position.  We are also actively pursuing opportunities to acquire additional acreage and prospects through farm-in or other arrangements and recently have augmented our portfolio with additional prospects.  Other exploratory wells may be drilled as prospects are developed and ownership arrangements are negotiated.

In October 2004, we reacquired 29,000 gross acres previously subject to reversionary terms in the Louisiana State Lease 340/Mound Point area.  This acreage includes the Blueberry Hill prospect (spud November 2, 2004) which is 7 miles east of the JB Mountain discovery and 7 miles south southeast of the Mound Point Offset discovery.  The South Marsh Island Block 224 (“JB Mountain Deep” prospect), which is east of and adjacent to South Marsh Island Block 223 (JB Mountain discovery), is expected to follow the drilling of the Blueberry Hill well.  The acreage acquired in October 2004 also includes two Mound Point wells that were drilled previously and temporarily abandoned and the Mound Point West Fault Block prospect.  We are considering further operations with respect to the Mound Point wells that were temporarily abandoned, which may include sidetracking, deepening or re-drilling these two wells.

JB Mountain and Mound Point Area Development Activities

We participate in an exploration program that began in 2002 and includes the JB Mountain and Mound Point discoveries in the OCS 310 and Louisiana State Lease 340 areas, respectively.  The program currently holds a 55 percent working interest and a 38.8 percent net revenue interest in the JB Mountain field and a 30.4 percent working interest and a 21.6 percent net revenue interest in the Mound Point Offset well. Under terms of the program, the operator is funding all costs attributable to our interests in the JB Mountain and Mound Point Offset properties, and will own all of the program’s interests until the program’s aggregate production totals 100 billion cubic feet (Bcf) of gas equivalent attributable to the program’s net revenue interest, at which point 50 percent of the program’s interests would revert to us.  All exploration and development costs associated with the program’s interest in any future wells in these areas will be funded by the exploration partner during the period prior to when our potential reversion occurs.

There are three producing wells and approximately 13,000 gross acres on Louisiana State Lease 340 and federal lease OCS 310 that remain subject to the 100 Bcfe arrangement.  The producing wells in the program averaged an aggregate gross rate of 69 Mmcfe/d in the third quarter of 2004 and produced at a gross aggregate rate of approximately 63 Mmcfe/d in October 2004.  Enhancements to the production facilities, which would increase the production capacity of the facility jointly handling the JB Mountain and Mound Point wells, are substantially complete.

We believe significant further exploration and development opportunities exist at both the JB Mountain and Mound Point areas.  As previously reported, the South Marsh Island Block 223 No. 221 (JB Mountain No. 3) well commenced drilling on December 15, 2003 and was drilled to 14,688 feet.  Prior to reaching the target objective the well was temporarily abandoned following mechanical difficulties.  The operator is evaluating the well which could result in sidetracking to a proposed total depth of 22,000 feet. The Louisiana State Lease 340 well (Mound Point Offset No. 2) commenced drilling on January 30, 2004 and was drilled to 18,724 feet.  After logging the well, which indicated the presence of both hydrocarbon-bearing and wet sands, the well was temporarily abandoned. This well has recently been reacquired by us (see “Multi-Year Exploration Joint Venture” above).

Reversionary Interests

In February 2002, we sold three oil and gas properties for $60.0 million. We retained a reversionary interest in the three properties equal to 75 percent of the transferred interests following payout of the $60 million plus a specified annual rate of return.  The properties sold were Vermilion Block 196 (Lombardi), Main Pass Blocks 86/97 (Shiner), and 80 percent of our interests in Ship Shoal Block 296 (Raptor). There are three wells currently producing on these properties at an aggregate average rate of 9 Mmcfe/d, net to the interests sold by us.  One of the two wells comprising the Shiner prospect commenced production in June 2004, and the second is anticipated to commence production in the fourth quarter of 2004. At September 30, 2004, the remaining net proceeds required to reach payout approximated $17 million, a reduction of approximately $18 million from the December 31, 2003 balance.  The payout balance will be affected by additional costs required to establish production from the remaining Shiner well and to perform work-over activities at the Lombardi field. Based on the estimated future production from these properties and current natural gas and oil price projections, we estimate payout for these properties could occur in the first half of 2005.  The timing of the reversion will depend upon many factors including oil and gas prices, flow rates, expenditures and timing of the commencement of production from the second Shiner well.  For additional information about our sale of these three properties see Note 4 of the 2003 Form 10-K.

We farmed-out our interests in the West Cameron Block 616 field to a third party in June 2002.  The third party has drilled a total of four successful wells at the field.  We retained a 5 percent overriding royalty interest, subject to adjustment, after aggregate production exceeded 12 Bcf of gas, net to the acquired interests.  In early September 2004, the field’s aggregate production exceeded the 12 Bcf requirement and we exercised our option to convert to a 25 percent working interest and a 19.3 percent net revenue interest in three of the wells in the field and to a 10 percent overriding royalty interest in the fourth well.   Our results for the third quarter of 2004 included approximately one month of production from the West Cameron Block 616 field at the higher net revenue interest.   Current gross production from the field totals approximately 31 Mmcfe/d, 6 Mmcfe/d net to our net revenue interest.

MAIN PASS ENERGY HUBTM PROJECT

We continue to pursue plans for the potential development of the MPEHTM Project. We have completed conceptual and preliminary engineering for the potential project.  As of September 30, 2004, we have incurred $13.7 million of cash costs to advance the licensing process and to pursue commercial arrangements for the project.  We expect to spend approximately $10 million of additional cash costs for the start-up phase of the project.  Additionally, we have incurred certain noncash compensation charges associated with stock warrants issued in connection with our MPEHTM activities totaling $6.4 million.  In the third quarter of 2004  we recorded $0.2 million for warrants to a third party representing 25,000 shares of our common stock at $15.61 per share.  In the third quarter of 2003, we recorded $6.2 million for the stock warrants issued to K1 USA Energy Production Company (K1 USA) representing  0.76 million shares of our common stock at $5.25 per share.

In February 2004, pursuant to the requirement of the U.S. Deepwater Port Act, we filed an application with the U.S. Coast Guard (Coast Guard) and the Maritime Administration (MARAD) requesting a license to develop an LNG receiving terminal located at our Main Pass facilities located offshore in the Gulf of Mexico 37 miles east of Venice, Louisiana. Pursuant with this federal law, the Coast Guard and MARAD have a specified 330-day period from the date the application is deemed complete, subject to possible suspensions of this timeframe, to either issue the license or deny the application.  On June 9, 2004, notice of acceptance of our license application as complete was published in the Federal Register.  In September 2004, the Coast Guard requested additional information relating to our proposed project (primarily relating to the potential impact of the project on the marine habitat) and suspended the statutory timeframe for the review of our application in connection with this request in order to preserve its full 330-day review period. We are completing our response to this request

We are engaged in discussions with potential LNG suppliers in the Atlantic Basin and with natural gas consumers in the United States regarding commercial arrangements for the facilities.  In connection with our discussions with potential LNG suppliers, we are also considering opportunities to participate in certain oil and gas exploration and production activities as an extension of our proposed LNG terminaling activities.  We are advancing commercial discussions in parallel with the permitting process.

As currently conceived, the proposed terminal would be capable of receiving and conditioning 1 billion cubic feet (Bcf) per day of LNG and is being designed to accommodate potential future expansions. The capital cost for the terminal facilities is currently estimated at $440 million. We are permitting a facility with capacity up to 1.6 Bcf per day, which would add approximately $100 million to the estimated capital cost.

We are also considering additional significant investments to develop substantial undersea cavern storage for natural gas and pipeline interconnects to the U.S. pipeline distribution system. This would allow significant natural gas storage capacity using the 2-mile diameter salt dome located at the site and would provide suppliers with access to natural gas markets in the U.S.  Current plans for the MPEHTM include 28 Bcf of initial cavern storage availability and aggregate peak deliverability from the proposed terminal, including deliveries from storage of up to 2.5 Bcf per day. The cost for these potential investments in pipelines and storage, which could be owned or financed by third parties, is estimated to approximate $450 million.

The MPEHTM is located at Main Pass in 210 feet of water which allows deepwater access for large LNG tankers and is in close proximity to shipping channels.  We plan to utilize the substantial existing platforms and infrastructure at the site to locate the LNG vaporization and surface storage facilities, providing significant construction timing advantages and cost savings. Safety and security aspects of the facility are enhanced by its offshore location. If we receive our license by the second half of 2005, as anticipated, and obtain financing for the project, we believe the facilities could be operational in 2008, which would make MPEHTM one of the first U.S. offshore LNG terminals.

In September 2004, the storm center of Hurricane Ivan passed within 20 miles of Main Pass 299. The facilities to be used for the proposed MPEHTM were essentially undamaged by the storm (see Note 5).

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

In December 2002, the oil operations at Main Pass were acquired by K-Mc Venture I LLC (K-Mc I), a joint venture in which we own a 33.3 percent interest and K1 USA owns the remaining 66.7 percent interest.  We account for our interest in K-Mc I using the equity method (Note 5).  For more information regarding the activities of K-Mc I see Note 4 of the 2003 Form 10-K.

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

During the third quarter of 2004, we had an operating loss of $5.6 million, reflecting exploration expenses of $3.2 million, including $1.5 million of nonproductive exploratory drilling costs associated with the Poblano well, and $2.7 million of start-up costs for the MPEHTM, consisting of costs to advance the licensing process and to pursue commercial arrangements for the project.   During the third quarter of 2003, our operating loss totaled $10.5 million, including $7.1 million of start-up costs for the MPEHTM, which included the $6.2 million related to the issuance of the stock warrants to K1 USA in September 2003.  For more information about the issuance of the stock warrants see Note 4 of our 2003 Form 10-K

For the nine months ended September 30, 2004 our operating loss totaled $22.3 million compared with $22.2 million for the same period last year.  Our operating loss for the nine-month 2004 period includes $16.7 million of exploration expense, primarily reflecting $7.2 million of nonproductive exploratory drilling costs associated with the Lombardi Deep well, the $1.5 million of Poblano well costs incurred during September 2004 and $0.7 million of costs incurred during the first quarter of 2004 associated with the nonproductive exploratory well at South Marsh Island Block 217 (Hurricane prospect).  Our start-up costs associated with the MPEHTM totaled $8.7 million for the nine months ended September 30, 2004.  For the nine months ended September 30, 2003, our operating loss included a $4.0 million charge to fully impair the remaining leasehold costs associated with the Eugene Island Block 108 (Hornung) prospect, $0.9 million of nonproductive exploratory well costs during the first half of 2003, $2.1 million of compensation charges associated with certain stock-based awards (Note 4) and $7.1 million of start-up costs associated with the MPEHTM.

Summarized operating data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales volumes:
Gas (thousand cubic feet, or Mcf)	499,600	479,100	1,247,600	1,405,100
Oil (barrels)	13,700	38,500	51,200	74,200
Plant products (equivalent barrels)	5,400	3,000	17,200	10,300

Average realizations:
Gas (per Mcf)	$ 5.65	$ 5.04	$ 5.98	$ 5.72
Oil (per barrel)	43.25	30.23	37.96	30.87

Operations

A summary of increases (decreases) in our oil and gas revenues between the periods follows (in thousands):

	Third Quarter	Nine Months
Oil and gas revenues – prior year period	$3,850	$11,317
Increase (decrease)
Price realizations:
Oil	178	363
Gas	305	324
Sales volumes:
Oil	(750)	(710)
Gas	103	(901)
Plant products revenues	2	(62)
Revenues associated with oil and gas property sales	-	(100)
Other	16	(13)
Oil and gas revenues – current year period	$3,704	$10,218

Our third-quarter 2004 oil and gas revenues decreased by four percent compared to oil and gas revenues during the third quarter of 2003.  The decrease primarily reflects a reduction in oil volumes sold (64 percent) when compared to those volumes sold during the third quarter of 2003.  The third-quarter 2004 revenues reflect increases in the average realizations received for both gas (12 percent) and oil (43 percent) over prices received one year ago.  Sales of gas increased slightly (4 percent) during the third quarter of 2004 as compared to the same period last year.

For the nine months ended September 30, 2004, oil and gas revenues decreased 10 percent when compared to revenues for the nine month period for 2003.  Revenues for the nine months ended September 30, 2004 reflect a decreases in volumes sold of oil (31 percent) and gas (11 percent) when compared to those volumes sold during the comparable 2003 period.  The decrease associated with volumes was partially offset by increases in the average realizations received for both oil (23 percent) and gas (5 percent) over prices received for the same period last year.  Our average net production rates in the third quarter and nine months ended September 30, 2004 totaled approximately 7 Mmcfe/d and 6 Mmcfe/d, respectively.  We expect our average net production rates, excluding any production from our recent discoveries, to  approximate 8 Mmcfe/d during the fourth quarter of 2004.

The slight increase in gas volumes during the third quarter of 2004 primarily reflects the conversion of the West Cameron Block 616 field from a 5 percent overriding royalty interest to an approximate 19.3 percent net revenue interest after the field reached payout (see “Oil and Gas Activities – Reversionary Interests” above)  The decrease in gas volumes sold during the comparable nine-month 2004 and 2003 periods primarily reflect reduced production from the Vermilion Block 160 and Eugene Island Block 97 fields. Two of the three wells that comprise the Vermilion Block 160 field ceased production during the second quarter of 2003, while the two wells that currently comprise the Eugene Island Block 97 field were each shut-in for a portion of the first half of 2004 for recompletion activities, with one additional well depleting during the fourth quarter of 2003.

The variance in oil volumes between the comparable 2004 and 2003 periods primarily reflects declining production from one well at the Eugene Island Block 193/208/215 field that commenced production during April 2003, partly offset by production from additional wells in the field that commenced in July 2003 and May 2004.

Revenues for the third-quarter and nine-month periods of 2004 include $0.2 million and $0.5 million associated with processing approximately 5,400 and 17,200 equivalent barrels into plant products (ethane, propane, butane, etc.).  Our plant products revenues for the third quarter of 2003 and nine months ended September 30, 2003 totaled approximately $0.2 million and $0.5 million, respectively, and were associated with approximately 3,000 and 10,300 equivalent barrels.

Service revenues represent management fees and other fees received from third parties as reimbursement for a portion of the costs associated with our exploration, development and production activities.  These revenues increased from prior periods primarily as a result of the recognition of $3.0 million during the third quarter of 2004 and $9.0 million during the nine months ending September 30, 2004 of a $12.0 million management fee paid to us by our exploration partner (see “Oil and Gas Activities – Multi-Year Exploration Joint Venture” above).

Production and delivery costs totaled $1.6 million in the third quarter of 2004 and $3.6 million for the nine months ended September 30, 2004 compared to $1.2 million and $4.9 million for the comparable periods in 2003.  The increase during the comparable third quarter periods reflects certain maintenance projects being performed at our Eugene Island Blocks 193/208/215 and Eugene Island Block 97 fields. The decrease between the comparable nine-month periods primarily reflects our second-quarter 2004 receipt of a $1.1 million insurance reimbursement for prior years’ hurricane damage repair costs that were previously charged to production and delivery costs when incurred.    The decrease also reflects lower well workover costs, which totaled $0.6 million for the nine months ended September 30, 2004 and $0.8 million for nine months ended September 30, 2003.

Depletion, depreciation and amortization expense totaled $1.7 million in the third quarter of 2004 and $4.1 million for the nine months ended September 30, 2004 compared with $2.9 million and $6.3 million for the same periods last year.  The variance between the respective periods reflects the decrease in the depreciable basis of our existing producing properties from the same periods last year and a decrease in production volumes during the comparable nine-month periods.  Our depletion, depreciation and amortization expense includes accretion charges of $0.1 million during both the third quarter of 2004 and 2003 and $0.4 million during the nine months ended September 30, 2004 and $0.3 million during the nine months ended September 30, 2003 associated with the adoption of Statement of Financial Accounting Standards No.143 “Accounting for Retirement Obligations” on January 1, 2003 (Note 5).

Our exploration expenses will fluctuate in future periods based on the structure of our arrangements to drill exploratory wells (i.e. whether exploratory costs are financed by other participants or us), and the number, results and costs of our exploratory drilling projects and the incurrence of geological and geophysical costs. Summarized exploration expenses are as follows (in millions):

	Third Quarter			Nine Months
	2004		2003	2004		2003
Geological and geophysical	$0.7		$0.8	$4.2	[a]	$3.2	[b]
Nonproductive exploratory costs, including related lease costs	1.9	[c]	-	9.5	[d]	4.9	[e]
Other	0.6	[f]	0.1	3.0	[f]	0.5
	$3.2		$0.9	$16.7		$8.6

a.

Increased amounts during 2004 included certain personnel and other costs associated with our multi-year exploration joint venture (see “Oil and Gas Activities” above).

b.

Includes $1.1 million of a total $2.3 million noncash charge associated with the issuance of certain stock-based awards in May 2003 (Note 4).

c.

Includes nonproductive exploratory drilling and related costs for the Poblano well incurred as of September 30, 2004 totaling $1.5 million.

d.

Reflects $7.2 million of nonproductive exploratory drilling and related costs for the Lombardi Deep well ($0.4 million charged to expense during the third quarter of 2004) and $0.7 million for the costs incurred on the Hurricane well at South Marsh Island Block 217 during the first quarter of 2004.

e.

Includes a $4.0 million charge in the second quarter to fully impair the remaining leasehold costs associated with the Hornung Prospect, resulting from two of the four leases comprising the prospect expiring.  Amount also includes $0.9 million of nonproductive exploratory well costs at Garden Banks Block 228 (Cyprus prospect), which was plugged and abandoned during the first quarter of 2003.

f.

Reflects higher insurance costs associated with the increased exploration drilling activities associated with the multi-year exploration joint venture.

Other Financial Results

General and administrative expense totaled $3.8 million in the third quarter of 2004 and $10.2 million for the nine months ended September 30, 2004 compared with $2.6 million in the third quarter of 2003 and $7.2 million for the nine months ended September 30, 2003.  The amounts during 2004 reflect an increase in costs relating to the expanded activities resulting from our multi-year exploration joint venture (see “Oil and Gas Activities” above) and the cost of legal proceedings.   During the nine months ended September 30, 2003, we recorded $1.0 million of noncash compensation costs related to certain stock-based awards (Note 4); such related compensation totaled $0.6 million for the nine months ended September 30, 2004.

Interest expense, net of capitalized interest, totaled $2.1 million during the third quarter of 2004 and $6.5 million for the nine months ended September 30, 2004.  Interest expense primarily reflects interest on our 6% convertible senior notes (see Note 5 of 2003 Form 10-K). Capitalized interest totaled $0.2 million during the third quarter of 2004 and $0.4 million for the nine months ended  September 30, 2004.  We had no capitalized interest during the nine months ended September 30, 2003, as we did not have any debt outstanding until issuance of its 6% convertible senior notes in July 2003 and incurred no qualifying capital expenditures through September 30, 2003.

  Other income, net of expenses, totaled $0.3 million during the third quarter of 2004 and $0.7 million for the nine months ended September 30, 2004 compared with $1.4 million during the third-quarter and nine months ended September 30, 2003.    The 2003 amounts include a one-time $1.5 million advisory fee paid to us by k1 Venture Limited for management services related to its acquisition of a gas distribution utility in August 2003.   Other income during 2004 primarily represents interest income on our existing cash balances.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	Nine Months Ended September 30,
	2004	2003
Continuing operations
Operating	$(16.5)	$2.6
Investing	(17.5)	(27.5)
Financing	(0.8)	122.0

Discontinued operations
Operating	$(4.2)	$(6.8)
Investing	(5.9)	0.2
Financing	-	-

Total cash flow
Operating	$(20.7)	$(4.2)
Investing	(23.4)	(27.3)
Financing	(0.8)	122.0

Nine-Months 2004 Cash Flows Compared with Nine-Months 2003

The operating cash flow provided by (used in) our continuing operations primarily reflects working capital changes,start-up costs associated with the MPEHTM project, lower oil and gas revenues and increased costs associated with the exploration joint venture’s activities partially offset by the receipt of a $12.0 million fee associated with our multi-year exploration joint venture (see “Oil and Gas Activities” above). The discontinued operations’ operating cash flow during 2004 includes working capital reductions, including those associated with the purchase and sale of railcars (see below).  The discontinued operations’ operating cash flow during the nine months ended September 30, 2003 includes $5.7 million of payments made for certain Main Pass reclamation work.

Our investing cash flows primarily reflect capital expenditures for drilling the Dawson Deep exploratory well at Garden Banks Block 625, the Minuteman exploratory well at Eugene Island Block 213, the Deep Tern well at Eugene Island Block 193, the Poblano well at East Cameron Block 137, the Hurricane Upthrown well at South Marsh Island Block 217 and the King of the Hill well at High Island Block 131.   We also incurred nonproductive exploratory well costs associated with the Lombardi Deep prospect at Vermilion Block 208 and Hurricane at South Marsh Island Block 217.  We expect to incur approximately $40 million of exploration and development capital expenditures during the fourth quarter of 2004 and at least $60 million of exploration expenditures during 2005.  If our exploratory drilling results in new discoveries, we will have to expend additional capital for completion, development and potential additional opportunities generated by our success. We liquidated a total of $7.8 million of our previously escrowed U.S. government notes to pay the first two interest payments on our 6% Convertible Senior Notes on January 2, 2004 and July 2, 2004 (see Note 5 of our 2003 Form 10-K).

Investing cash flow during 2003 reflects capital expenditures at our Vermilion Block 160, Eugene Island Block 97 and Eugene Island Blocks 193/208/215 fields to establish production from zones that had not previously been produced.   Investing cash flow used by our discontinued sulphur operations during the nine months of 2004 reflects the $7.0 million payment to terminate the lease on certain sulphur railcars, net of $1.1 million proceeds received from their sale to a third party (Note 4).  The $0.2 million of investing cash flow associated with our discontinued sulphur operations during the nine months ended September 30, 2003 represented two separate sales of small parcels of land previously used in our former sulphur operations.

Our continuing operations’ financing activities included payment of dividends on our mandatorily redeemable preferred stock of $1.1 million for the nine months ended September 30, 2004 and $1.2 million for the nine months ended September 30, 2003.  These dividend payments were partially offset by proceeds received from the exercise of stock options which totaled $0.4 million for the nine months ended September 30, 2004 and $0.2 million for same period last year.

Securities Offerings

On October 6, 2004, we completed two securities offerings with gross proceeds totaling $231 million.  We issued approximately 7.1 million shares of our common stock at $12.75 per share. Net proceeds from the sale of common stock, after fees and estimated expenses, totaled $85.5 million.  We also completed a private placement of $140 million of 5¼% convertible senior notes due October 6, 2011.  Net proceeds from the notes, after fees and estimated expenses, totaled $134.3 million, of which $21.2 million was used to purchase U.S. government securities to be held in escrow to pay the first six semi-annual interest payments due during the next three years.  Interest payments are payable on April 6 and October 6 of each year, beginning on April 6, 2005.  The notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock at a conversion price of $16.575 per share, representing a 30 percent premium over the $12.75 per share price at which we sold our common stock in the public offering.  The conversion rate equates to 60.3318 shares of common stock per $1,000 principal amount of notes.  Beginning on October 6, 2009, we have the option of redeeming the notes for a price equal to 100 percent of the principal amount of the notes plus any accrued and unpaid interest on the notes prior to the redemption date provided the closing price of our common stock has exceeded 130 percent of the conversion price for at least 20 trading days in any consecutive 30-day trading period. The notes are unsecured, except for the escrow reserve for the first six semi-annual interest payments.

We intend to use the approximate $198 million of net proceeds from these transactions for exploratory drilling activities on our oil and gas properties; for continuation of our efforts to develop the Main Pass Energy HubTM project; and for working capital requirements and other corporate purposes.  We may also use a portion of the proceeds to acquire interests in oil and gas properties or leases.

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

Sulphur Reclamation Obligations

         In 2002, we entered into a turnkey contract with Offshore Specialty Fabricators Inc. (OSFI) for the reclamation of the Main Pass sulphur mine and related facilities located offshore in the Gulf of Mexico.  OSFI substantially completed its Phase I reclamation work at Main Pass but did not honor its agreement with us and litigation of the matter commenced.  In July 2004, we settled the litigation with OSFI.  In accordance with the settlement, OSFI will complete the remaining Phase I reclamation work and we will pay OSFI the $2.5 million balance for Phase I reclamation.  In addition, OSFI will not have any obligations regarding the Phase II reclamation of Main Pass.  Pursuant to the settlement, OSFI will also have an option to participate in the MPEHTM project for up to 10 percent of our equity interest on a basis parallel to our agreement with K1 USA.  As previously reported, K1 USA has an option to participate as a passive equity investor in up to 15 percent of our equity interest in the MPEHTM  project by prospectively funding its equity share (see Notes 3 and 4 of our 2003 Form 10-K).

As of September 30, 2004, we have recognized a liability for $7.3 million relating to the future reclamation of the remaining facilities at Main Pass formerly used in our sulphur mining operations.  The ultimate timing of the reclamation is dependent on the success of our efforts to use these facilities at the MPEHTM as described above.

Discontinued Operations

Our discontinued operations resulted in a net loss of $0.3 million in the third quarter of 2004 and $3.7 million for the nine months ended September 30, 2004 compared with $7.5 million in the third quarter of 2003 and $10.0 million for the nine months ended September 30, 2003.  The summarized results of the discontinued operations is as follows (in thousands):

	Third Quarter			Nine Months
	2004	2003		2004	2003
Sulphur retiree costs [a]	$469	$866		$1,767	$1,987
Legal expenses [b]	346	189		1,495	424
Caretaking costs	363	328		787	896
Accretion expense – sulphur reclamation obligations	216	207		650	620
Insurance [c]	(706)	127		(454)	396
General and administrative	74	46		183	232
Other	(495)[d]	5,743	[e]	(752)[d,f]	5,402	[e,g]
Loss from discontinued operations	$267	$7,506		$3,676	$9,957

a.

Reflects postretirement benefit costs associated with former sulphur employees (see Notes 8 and 11 of our 2003 Form

10-K).

b.

Increase primarily reflects the costs associated with the OSFI litigation. The case was settled in July 2004.

c.

During the third quarter of 2004, we reduced our estimated uninsured workers compensation and general liability claims following completion of an analysis of such matters, resulting in a $0.8 million decrease in our accrued liability.

d.

Includes $0.3 million gain on the sale of material and supplies inventory previously charged to expense in June 2000 and a $0.3 million gain on the settlement of an environmental liability partially offset by certain costs incurred to evaluate and remediate other environmental liabilities.

e.

Primarily reflects the $5.7 million estimated loss on the ultimate disposal of the sulphur rail cars.  The rail cars were sold in January 2004 and were delivered as they became available through April 30, 2004.

f.

Includes approximately $0.2 million of rail car income following their repurchase in January 2004. The railcars have now been sold and no further costs or income will be recognized.

g.

Includes the receipt of $0.3 million of insurance proceeds.

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

Item 4.  Controls and Procedures.

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures the end of the period covered by this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to McMoRan (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Exhibits.

The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

McMoRan Exploration Co.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McMoRan Exploration Co.

By:   /s/ C. Donald Whitmire, Jr.

        C. Donald Whitmire, Jr.

   Vice President and Controller-

           Financial Reporting

    (authorized signatory and

   Principal Accounting Officer)

Date:  November  9, 2004

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

4.12

Collateral Pledge and Security Agreement dated as of July 2, 2003 by and among McMoRan, as pledgor, The Bank of New York, as trustee, and the Bank of New York, as collateral agent. (Incorporated by reference to Exhibit 4.11 to McMoRan’s Second-Quarter 2003 Form 10-Q).

4.13

Purchase Agreement dated September 30, 2004 by and among McMoRan, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities Inc.  (Incorporated by reference to Exhibit 99.2 to McMoRan’s Current Report on Form 8-K dated October 6, 2004 (filed October 7, 2004).

4.14

Indenture dated October 6, 2004 by and among McMoRan and the Bank of New York, as trustee.  (Incorporated by reference to Exhibit 99.3 to McMoRan’s Current Report on Form 8-K dated October 6, 2004 (filed October 7, 2004).

4.15

Collateral Pledge and Security Agreement dated October 6, 2004 by and among McMoRan, as pledgor, The Bank of New York, as trustee and the Bank of New York, as collateral agent.   (Incorporated by reference to Exhibit 99.4 to McMoRan’s Current Report on Form 8-K dated October 6, 2004 (filed October 7, 2004).

4.16

Registration Rights Agreement dated October 6, 2004 by and among McMoRan, as issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Jefferies & Company, Inc. as Initial Purchasers.  (Incorporated by reference to Exhibit 99.5 to McMoRan’s Current Report on Form 8-K dated October 6, 2004 (filed October 7, 2004).

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

10.3	Amended and Restated Services Agreement dated as of January 1, 2002 between McMoRan and FM Services Company. (Incorporated by reference to Exhibit 10.3 to McMoRan’s Second-Quarter 2003 Form 10-Q).

10.4	Letter Agreement dated August 22, 2000 between Devon Energy Corporation and Freeport Sulphur. (Incorporated by reference to Exhibit 10.36 to McMoRan’s Third-Quarter 2000 Form 10-Q).

10.5	Agreement for Purchase and Sale dated as of August 1, 1997 between FM Properties Operating Co. and MOXY (Incorporated by reference to Exhibit 10.27 to McMoRan’s 2001 Form 10-K).

10.6	Asset Purchase Agreement dated effective December 1, 1999 between SOI Finance Inc., Shell Offshore Inc. and MOXY. (Incorporated by reference to Exhibit 10.33 in the McMoRan 1999 Form 10-K).

10.7	Employee Benefits Agreement by and between Freeport-McMoRan Inc. and Freeport Sulphur (Incorporated by reference to Exhibit 10.29 to McMoRan’s 2001 Form 10-K).

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

10-K).

10.14	Amended and Restated Limited Liability Company Agreement of K-Mc Venture I LLC, a Delaware Limited Liability Company, dated December 16, 2002. (Incorporated by reference to Exhibit 10.19 to McMoRan’s 2002 Form 10-K).

10.15	Underwriting Agreement between McMoRan Exploration Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. dated September 30, 2004.

Executive and Director Compensation Plans and Arrangements (Exhibits 16 through 35).

10.16	McMoRan Adjusted Stock Award Plan, as amended. (Incorporated by reference to Exhibit 10.15 to McMoRan’s 2003 Form 10-K)

10.17	McMoRan 1998 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.16 to McMoRan's 2003 Form 10-K)

10.18	McMoRan 1998 Stock Option Plan for Non-Employee Directors, as amended. (Incorporated by reference to Exhibit 10.17 to McMoRan’s 2003 Form 10-K)

10.19	McMoRan Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. (Incorporated by reference to Exhibit 10.18 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.20	McMoRan 2000 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.18 to McMoRan’s 2003 Form 10-K)

10.21	McMoRan Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2000 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.20 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.22	McMoRan 2001 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.19 to McMoRan's 2003 Form 10-K)

10.23	McMoRan 2003 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.20 to McMoRan’s 2003 Form 10-K)

10.24	McMoRan’s Performance Incentive Awards Program as amended effective February 1, 1999. (Incorporated by reference to Exhibit 10.18 to McMoRan’s 1998 Form 10-K).

10.25	McMoRan Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.24 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.26	McMoRan Form of Restricted Stock Unit Agreement Under the 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.25 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.27	McMoRan Financial Counseling and Tax Return Preparation and Certification Program, effective September 30, 1998. (Incorporated by reference to Exhibit 10.26 to McMoRan’s First-Quarter 2003 Form 10-Q)

10.28	McMoRan Form of Notice of Grants of Nonqualified Stock Options and Limited Rights under the 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.27 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.29	McMoRan Form of Restricted Stock Unit Agreement Under the 2003 Stock Incentive Plan.(Incorporated by reference to Exhibit 10.28 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.30	McMoRan 2004 Director Compensation Plan. (Incorporated by reference to Exhibit 10.29 to McMoRan’s Second-Quarter 2004 Form 10-Q)

10.31	Agreement for Consulting Services between Freeport-McMoRan and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998. (Incorporated by reference to Exhibit 10.32 to McMoRan 1998 Form 10-K).

10.32	Supplemental Agreement between FM Services and B.M. Rankin, Jr. dated January 29, 2004

10.33	Supplemental Agreement between FM Services and Morrison C. Bethea dated October 15, 2001, providing an Amendment to the Consulting Agreement of November 1, 1993 as amended and Supplemental Agreement of December 21, 1999 (Incorporated by reference to Exhibit 10.49 to McMoRan’s 2001 Form 10-K).

10.34	Supplemental Agreement between FM Services and Morrison C. Bethea dated October 21, 2003, providing an Amendment to the Consulting Agreement of November 1, 1993 as amended. (Incorporated by reference to Exhibit 10.27 to McMoRan’s 2003 Form 10-K).

15.1	Letter dated November 3, 2004 from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-#