Form 10-K/A
period 2003-12-31
MCMORAN EXPLORATION CO /DE/
filed 2005-03-21
CIK 64279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of McMoRan Exploration Co. for the year ended December 31, 2003 (the “Original Form 10-K”) is solely to amend Item 9A. The remainder of the Original Form 10-K is unchanged and is not reproduced in this Amendment No. 2.

This Amendment No. 2 continues to reflect circumstances as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

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

March 21, 2005

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