Form 10-Q/A
period 2004-03-31
MCMORAN EXPLORATION CO /DE/
filed 2005-03-21
CIK 64279

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of McMoRan Exploration Co. for the three months ended March 31, 2004 (the “Original Form 10-Q”) is solely to amend Item 9A.  The remainder of the Original Form 10-Q remains unchanged and is not reproduced in this Amendment No. 1.

This Amendment No. 1 continues to reflect circumstances as of the date of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q or modify of update those disclosures in any way.

Item 9A.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to McMoRan (including our consolidated subsidiaries) required to be disclosed in our periodic SEC filings.

(b)  Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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