Form 10-Q/A
period 2004-09-30
MCMORAN EXPLORATION CO /DE/
filed 2005-03-21
CIK 64279

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of McMoRan Exploration Co. for the three months and nine months ended September 30, 2004 (the “Original Form 10-Q”) is solely to amend Item 9A.  The remainder of the Original Form 10-Q remains unchanged and is not reproduced in this Amendment No. 1.

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

(b)  Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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