Form 10-Q
period 2006-09-30
MCMORAN EXPLORATION CO /DE/
filed 2006-11-08
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission File Number: 001-07791

McMoRan Exploration Co.
(Exact name of registrant as specified in its charter)

Delaware	72-1424200
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1615 Poydras Street
New Orleans, Louisiana	70112
(Address of principal executive offices)	(Zip Code)

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

On September 30, 2006, there were issued and outstanding 28,306,491 shares of the registrant’s Common Stock, par value $0.01 per share.

McMoRan Exploration Co.
Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2006	2005
	(In Thousands)
ASSETS
Cash and cash equivalents:
Continuing operations, includes restricted cash of $0.3 million
at December 31, 2005	$9,463	$131,179
Discontinued operations, all restricted	558	1,005
Restricted investments	6,038	15,155
Accounts receivable	44,838	36,954
Inventories:
Materials and supplies	23,303	7,026
Product	1,281	954
Prepaid expenses	23,293	1,348
Current assets from discontinued operations, excluding cash	2,553	2,550
Total current assets	111,327	196,171
Property, plant and equipment, net	314,354	192,397
Sulphur business assets	365	375
Restricted investments and cash	6,010	10,475
Other assets	5,751	8,218
Total assets	$437,807	$407,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$104,822	$64,023
Accrued liabilities	37,790	49,192
Accrued interest and dividends payable	5,021	5,635
Current portion of accrued oil and gas reclamation costs	2,212	-
Current portion of accrued sulphur reclamation cost	3,274	4,724
Current liabilities from discontinued operations	4,393	5,462
Total current liabilities	157,512	129,036
6% convertible senior notes	100,870	130,000
5¼% convertible senior notes	115,000	140,000
Senior secured revolving credit facility	5,000	-
Accrued oil and gas reclamation costs	21,807	21,760
Accrued sulphur reclamation costs	16,890	17,062
Contractual postretirement obligation	13,686	11,517
Other long-term liabilities	16,381	15,890
Mandatorily redeemable convertible preferred stock	29,012	28,961
Stockholders' deficit	(38,351)	(86,590)
Total liabilities and stockholders' deficit	$437,807	$407,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:	(In Thousands, Except Per Share Amounts)
Oil and gas	$57,810	$41,411	$143,527	$83,666
Service	2,605	2,854	9,964	9,218
Total revenues	60,415	44,265	153,491	92,884
Costs and expenses:
Production and delivery costs	17,467	12,498	39,001	20,868
Depreciation and amortization	26,030	6,497	44,304	19,426
Exploration expenses	23,399	5,831	50,776	41,864
General and administrative expenses	4,078	5,496	16,624	15,132
Start-up costs for Main Pass Energy Hub™	3,160	2,692	7,911	7,577
Insurance recovery	-	-	(2,856)	(8,900)
Total costs and expenses	74,134	33,014	155,760	95,967
Operating (loss) income	(13,719)	11,251	(2,269)	(3,083)
Interest expense	(2,694)	(4,006)	(6,840)	(11,887)
Other income (expense), net	284	1,527	(2,315)	4,547
(Loss) income from continuing operations	(16,129)	8,772	(11,424)	(10,423)
Loss from discontinued operations	(2,459)	(1,624)	(5,752)	(3,591)
Net (loss) income	(18,588)	7,148	(17,176)	(14,014)
Preferred dividends and amortization of convertible
preferred stock issuance costs	(404)	(402)	(1,211)	(1,217)
Net (loss) income applicable to common stock	$(18,992)	$6,746	$(18,387)	$(15,231)

Basic net (loss) income per share of common stock:
Continuing operations	$(0.58)	$0.34	$(0.45)	$(0.47)
Discontinued operations	(0.09)	(0.07)	(0.21)	(0.15)
Net (loss) income per share of common stock	$(0.67)	$0.27	$(0.66)	$(0.62)

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.58)	$0.25	$(0.45)	$(0.47)
Discontinued operations	(0.09)	(0.04)	(0.21)	(0.15)
Net (loss) income per share of common stock	$(0.67)	$0.21	$(0.66)	$(0.62)

Average common shares outstanding:
Basic	28,302	24,654	27,805	24,553
Diluted	28,302	43,173	27,805	24,553
The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Cash flow from operating activities:
Net loss	$(17,176)	$(14,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	5,752	3,591
Depreciation and amortization	44,304	19,426
Exploration drilling and related expenditures	32,941	31,634
Compensation expense associated with stock-based awards	13,757	1,347
Loss on induced conversion of convertible senior notes	4,301	-
Reclamation and mine shutdown expenditures	(543)	(4)
Amortization of deferred financing costs	1,417	1,669
Other	892	(503)
(Increase) decrease in working capital:
Accounts receivable	6,656	5,760
Accounts payable, accrued liabilities and other	16,472	20,634
Inventories	(16,603)	(3,673)
Prepaid expenses	(21,947)	(1,143)
(Increase) decrease in working capital	(15,422)	21,578
Net cash provided by continuing operations	70,223	64,724
Net cash used in discontinued operations	(6,252)	(2,532)
Net cash provided by operating activities	63,971	62,192

Cash flow from investing activities:
Exploration, development and other capital expenditures	(202,889)	(102,857)
Property insurance reimbursement	3,947	-
Proceeds from restricted investments	13,463	11,475
Proceeds from sale of property, plant and equipment	50	-
Increase in restricted investments	(141)	(437)
Net cash used in continuing operations	(185,570)	(91,819)
Net cash activity discontinued operations	-	-
Net cash used in investing activities	(185,570)	(91,819)

Cash flow from financing activities:
Net borrowings under senior secured revolving credit facility	5,000	-
Payments for induced conversion of convertible senior notes	(4,301)	-
Dividends paid on convertible preferred stock	(1,121)	(1,130)
Proceeds from exercise of stock options and other	389	2,038
Financing costs	(531)	-
Net cash (used in) provided by continuing operations	(564)	908
Net cash activity discontinued operations	-	-
Net cash (used in) provided by financing activities	(564)	908
Net decrease in cash and cash equivalents	(122,163)	(28,719)
Cash and cash equivalents at beginning of year	132,184	204,015
Cash and cash equivalents at end of period	10,021	175,296
Less restricted cash from continuing operations	-	(2,031)
Less restricted cash from discontinued operations	(558)	(997)
Unrestricted cash and cash equivalents at end of period	$9,463	$172,268

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware Corporation, are prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements of McMoRan include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and for which the right to participate in significant management decisions is not shared with other shareholders. McMoRan consolidates its wholly owned McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy) subsidiaries. Freeport Energy owned K-Mc Venture I LLC (K-Mc I), which owns the facilities and related proved oil reserves at Main Pass Block 299 (Main Pass), until April 2006, when it transferred the ownership interest in K-Mc I to MOXY. As a result of McMoRan’s exit from the sulphur business in 2002, its sulphur results are presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business are separately shown for the periods presented.

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

2. STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. Prior to January 1, 2006, McMoRan accounted for options granted under its stock-based employee compensation plans (see “Stock-Based Compensation Plans” below) under the recognition and measurement criteria of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because McMoRan’s stock-based compensation plans require that the option exercise price be at least the market price on the date of grant, McMoRan generally recognized no compensation cost on the grant or exercise of its employees’ options. However, in certain instances there was a difference between the date McMoRan awarded stock options and the ultimate date of the stock option grant, which resulted in compensation charges (see Note 8 of McMoRan’s 2005 Form 10-K). McMoRan has also awarded restricted stock units under the plans, which resulted in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

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

As a result of adopting SFAS No. 123R, McMoRan’s net loss applicable to common stock for the three and nine months ended September 30, 2006, was $1.8 million and $12.8 million, respectively, higher than if it had continued to record share-based compensation charges under APB Opinion No. 25. McMoRan’s basic and diluted net loss per share amounts were $0.06 per share higher for the third quarter of 2006 and $0.46 per share higher for the nine months ended September 30, 2006 as a result of the adoption of SFAS 123R.

McMoRan currently has no income tax benefits for deductions resulting from the exercise of stock options because of its significant net operating loss carryforwards, all of which have been reserved with a full valuation allowance.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005		2006		2005
Cost of options awarded to employees (including	$1,912	$126	[a]	$13,174	[b]	$735	[a]
Directors)
Cost of options awarded to non-employees and Advisory	112	80		495		225
Directors
Cost of restricted stock units	18	122		88		387
Total stock-based compensation cost	$2,042	$328		$13,757		$1,347

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

The following table illustrates the effect on McMoRan’s net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005, had it applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under its stock-based compensation plans (in thousands, except per share amounts):

	Three Months 2005	Nine Months 2005

Net income (loss) applicable to common stock, as reported	$6,746	$(15,231)
Add: Stock-based employee compensation expense
included in reported net loss for stock option
conversions and restricted stock units	261	1,121
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(1,461)	(9,994)
Pro forma net income (loss) applicable to common stock	$5,546	$(24,104)

	Three Months 2005		Nine Months 2005
Net income (loss) per share:
Basic - as reported	$0.27		$(0.62)
Basic - pro forma	$0.22		$(0.98)

Diluted - as reported	$0.21		$(0.62)
Diluted - pro forma	$0.17	[a]	$(0.98)

a. Amount based on 34,055,000 diluted shares outstanding.

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes-Merton option valuation model and amortized to expense over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. McMoRan’s expected volatility was based on implied volatilities from the historical volatility of its common stock. The following table summarizes the calculated fair values and assumptions used to determine the fair value of McMoRan’s stock option grants under SFAS No. 123 during the nine months ended September 30, 2005. There were no stock options granted during the third quarter of 2005.

Nine
Months
2005
Fair value (per share) per stock option	$11.45
Risk-free interest rate	4.3%
Expected volatility rate	61.2%
Expected life of options (in years)	7

Stock-Based Compensation Plans. McMoRan currently has eight stock-based compensation plans, which were approved by its shareholders (see Note 8 of McMoRan’s 2005 Form 10-K). As of September 30, 2006, McMoRan was authorized to issue stock-based awards totaling 1,507,647 shares under these plans. This total includes 1,335,500 shares from the 2005 Stock Incentive Plan, 2,000 shares from the 2001 Stock Incentive Plan, 1,000 shares from the 2000 Stock Incentive Plan, 24,375 shares from the 1998 Stock Option Plan, 140,272 shares under the 2004 Directors Compensation Plan and 4,500 shares from the 1998 Stock Option Plan for Non-Employee Directors.

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

Stock Options. A summary of stock options outstanding as of September 30, 2006 and changes during the nine months ended September 30, 2006 follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Of	Exercise	Contractual	Value
	Options	Price	Term (years)	($000)
Balance at January 1	5,845,416	$14.57
Granted	1,365,500	19.79
Exercised	(26,823)	14.52
Expired/Forfeited	(88,102)	20.71
Balance at September 30	7,095,991	15.50	6.4	$20,385
Vested and exercisable at
September 30	5,174,572	14.74	5.7	$18,215

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from the historical volatility of McMoRan’s stock and to a lesser extent on traded options on McMoRan stock. McMoRan uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. McMoRan has not paid, and has no current plan to pay, cash dividends on its common stock. The assumptions used to value stock option awards during the three months and nine months ended September 30, 2006 are noted in the following table:

	Three	Nine
	Months	Months
	2006	2006
Fair value (per share) of stock option on grant date	$10.77	$11.85	[a]
Expected and weighted average volatility	55.5%	55.5%
Expected life of options (in years)	7	7	[a]
Risk-free interest rate	4.5%	4.5%

a.
Not included in these amounts are immediately vested stock options (500,000 shares granted to the Co-Chairmen in lieu of any cash compensation for 2006), having an expected life of six years and a grant date fair value of $11.52 per share.

The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was less than $0.1 million. As of September 30, 2006, McMoRan had an approximate $16.2 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.2 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units during the periods presented (in thousands, except shares tendered for taxes):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
McMoRan shares tendered to pay the exercise price
and/or the minimum required taxes [a]	-	-	5,424	15,768
Cash received from stock option exercises	$24	$44	$389	$2,038
Amounts McMoRan paid for employee taxes related
to stock option exercises	$-	$29	$111	$336

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender McMoRan shares to McMoRan to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. As discussed above, McMoRan’s plans allow for issuance of restricted stock units. McMoRan did not grant any restricted stock units during the nine-month periods ended September 30, 2006 or 2005. McMoRan’s remaining unamortized compensation cost associated with restricted stock units is less than $0.1 million.

3. DEBT CONVERSION TRANSACTIONS AND CREDIT FACILTY
In the first quarter of 2006, McMoRan privately negotiated transactions to induce conversion of $29.1 million of its 6% convertible senior notes and $25.0 million of its 5¼% convertible senior notes into approximately 3.6 million shares of its common stock based on the respective conversion price for each of the convertible notes (Note 4). McMoRan paid an aggregate $4.3 million in the transactions and recorded an approximate $4.0 million net charge to expense in the first quarter of 2006. The net charge reflects the $4.3 million inducement payment, reflected in the accompanying consolidated statement of operations as other non-operating expense, less $0.3 million of previously accrued interest expense recorded during 2005. McMoRan funded approximately $3.5 million of the cash payments from restricted cash held in escrow for funding interest payments on the convertible notes and paid the remaining portion with available unrestricted cash. There were no induced conversion transactions during the second or third quarters of 2006; however, during the third quarter of 2006 one holder of the 6% Convertible Senior Notes converted $25,000 of the notes into 1,754 common stock shares.

In April 2006, McMoRan established a new four-year, $100 million Senior Secured Revolving Credit Facility (“the facility”) with a group of banks for use in MOXY’s oil and natural gas operations. The facility had an initial borrowing base of $55 million, which is redetermined each April 1 and October 1 based on MOXY’s oil and natural gas reserves. In October 2006, the lenders increased the facility’s borrowing base to $70 million. The facility may be increased to $150 million with additional lender commitments. The credit agreement matures on April 19, 2010. McMoRan’s borrowings under the facility totaled $5.0 million at September 30, 2006. At November 1, 2006, borrowings outstanding under the facility totaled $37.2 million and unrestricted cash totaled $20.1 million.

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

McMoRan had a net loss from continuing operations for the third quarter of 2006 and the nine-month periods ended September 30, 2006 and 2005. Accordingly, McMoRan’s diluted net loss per share calculation for these periods is the same as its basic net loss per share calculation because it excluded the assumed exercise of stock options and stock warrants whose exercise prices were less than the average market price of McMoRan’s common stock during these periods, as well as the assumed conversion of McMoRan’s 5% mandatorily redeemable convertible preferred stock, 6% convertible senior notes and 5¼% convertible senior notes. These instruments were excluded for these periods because they were considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share or increased the reported net income per share for these periods, as applicable. The excluded common share amounts are summarized below (in thousands):

	Third Quarter			Nine Months
	2006	2005		2006	2005
In-the-money stock options [a,b]	748	-	[c]	937	1,454
Stock warrants [a,d]	1,781	-	[c]	1,785	1,805
5% mandatorily redeemable convertible
preferred stock [e]	6,205	-	[c]	6,205	6,214
6% convertible senior notes [f]	7,079	-	[c]	7,079	9,123
5¼% convertible senior notes [g]	6,938	8,446		6,938	8,446

a.	McMoRan uses the treasury stock method to determine the amount of in-the-money stock options and stock warrants to include in its diluted earnings per share calculation.
b.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
c.	Included in McMoRan’s diluted net income per share calculation (see table below for a reconciliation of McMoRan’s basic and diluted net income per share calculations for the third quarter of 2005).

d.
Includes stock warrants issued in December 2002 (1.74 million shares) and September 2003 (0.76 million shares). The warrants are exercisable for McMoRan common stock at any time over their respective five-year terms at an exercise price of $5.25 per share. See Note 4 of McMoRan’s 2005 Form 10-K for additional information.

f.
The notes, issued in July 2003, are convertible at the option of the holder at any time prior to their maturity on July 2, 2008 into shares of McMoRan common stock at a conversion price of $14.25 per share. Net interest expense on the 6% convertible senior notes totaled $1.2 million during the third quarter of 2006 and $3.3 million and $6.3 million for the nine-month periods ended September 30, 2006 and 2005, respectively. For additional information see Note 5 of McMoRan’s 2005 Form 10-K.

g.
The notes, issued in October 2004, are convertible at the option of the holder at any time prior to their maturity on October 6, 2011 into shares of McMoRan common stock at a conversion price of $16.575 per share. Net interest expense on the 5¼% convertible senior notes totaled $1.1 million during the third quarter of 2006, $2.0 million for the third quarter of 2005 and $2.9 million and $6.1 million for the nine months ended September 30, 2006 and 2005, respectively. For additional information see Note 5 of McMoRan’s 2005 Form 10-K.

The table below reconciles McMoRan’s basic net income per share to its diluted net income per share for the third quarter of 2005 (amounts in thousands, except per share data):

Basic net income from continuing operations	$8,370
Add: Preferred dividends from assumed conversion of 5% mandatorily
redeemable convertible preferred stock	402
Add: Net interest from assumed conversion of 6% convertible senior notes	2,128
Diluted net income from continuing operations	10,900
Loss from discontinued sulphur operations	(1,624)
Diluted net income applicable to common stock	$9,276

Weighted average common shares outstanding for purpose of calculating basic net income per share	24,654
Assumed exercise of dilutive stock options	1,382
Assumed exercise of stock warrants	1,800
Assumed conversion of 5% mandatorily redeemable convertible preferred stock	6,214
Assumed conversion of 6% convertible senior notes	9,123
Weighted average common shares outstanding
for purposes of calculating diluted net income per share	43,173

Diluted net income from continuing operations	$0.25
Diluted net loss from discontinued sulphur operations	(0.04)
Diluted net income per share	$ 0.21

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows:

	Third Quarter		Nine Months
	2006	2005	2006	2005
Outstanding options (in thousands)	2,133	445	2,133	420
Average exercise price	$19.85	$21.54	$19.85	$21.71

5. EXPLORATION ACTIVITIES
Multi-Year Oil and Gas Exploration Venture
Since 2004, McMoRan and a private partner have participated in a multi-year oil and gas exploration venture with a combined commitment to spend $500 million to acquire and exploit high-potential, high-risk prospects, primarily in Deep Miocene formations on the shelf of the Gulf of Mexico and onshore in the Gulf Coast area. Spending commitments under the venture have been met and McMoRan is completing arrangements with an industry partner to participate in McMoRan’s near-term exploration prospects.

During the term of the exploration venture, McMoRan and its exploration partner generally shared equally in all future revenues and costs, including related overhead costs, associated with the exploration venture’s activities, except for the Dawson Deep prospect at Garden Banks Block 625, where the exploration partner is participating in 40 percent of McMoRan’s interests. McMoRan and the private partner will continue to participate jointly in the exploration venture’s 12 discoveries as well as the in-progress wells and the wells not fully evaluated (as discussed below). McMoRan’s service revenues include management fees related to the exploration venture, which totaled $2.0 million during the third quarter of 2006 and $7.0 million for the nine months ended September 30, 2006 reflecting $6.0 million for 2006 activities and $1.0 million for services rendered during 2005. Service revenues related to the exploration venture during the third quarter and nine months ended September 30, 2005 totaled $1.8 million and $5.3 million, respectively.

McMoRan and its private partner have participated in 12 discoveries on the 25 prospects that have been drilled and evaluated. Production has commenced on 10 discoveries and development plans are being pursued at the other two discoveries, with initial production anticipated from one discovery in the fourth quarter of 2006 and the remaining discovery in early 2007. McMoRan will be evaluating drilling results at Blueberry Hill at Louisiana State Lease 340 during the fourth quarter of 2006. Information obtained from the testing of the Blueberry Hill well will be incorporated into the plan to evaluate the JB Mountain Deep well at South Marsh Island Blocks 224/228/229. At September 30, 2006, McMoRan’s investments in the Blueberry Hill and JB Mountain Deep prospects totaled $11.6 million and $29.5 million, respectively. The exploration venture currently has two unevaluated exploratory wells in progress. McMoRan’s investment for its unevaluated in-progress wells at September 30, 2006 totaled $18.6 million. Following the release of McMoRan’s unaudited third-quarter 2006 results on October 19, 2006, the drilling results for the deeper objective of the Zigler Canal well were evaluated to be nonproductive and the well was plugged back to approximately 11,600 feet and is being sidetracked to further evaluate the shallower objectives above 14,000 feet. McMoRan charged the $0.9 million of the costs incurred for drilling and evaluating the deeper objectives of the well through September 30, 2006 to exploration expense in its third-quarter 2006 results. The remaining $0.9 million of these drilling and evaluation costs incurred subsequent to September 30, 2006 will be charged to exploration expense in the fourth quarter of 2006.

Other
Nonproductive well drilling and related costs charged to exploration expense totaled $18.5 million and $32.9 million during the three months and nine months ended September 30, 2006, respectively, compared with $2.7 million and $31.6 million during the comparable periods in 2005.

6. OTHER MATTERS
Minuteman and Cane Ridge
The Minuteman well at Eugene Island Block 213 commenced production in February 2005. The well’s production decreased significantly from initial rates until stabilizing at a gross rate approximating 3 million cubic feet equivalent per day (MMcfe/d) in the second quarter of 2005. The well was shut in for both Hurricanes Katrina and Rita but returned to production following both storms at rates approximating 3 MMcfe/d. In late October 2005, the well was shut-in because of mechanical problems. In the first quarter of 2006, the operator performed workover activities on the well. The well resumed production in February 2006 but was subsequently shut-in because of mechanical issues. The well has resumed production at significantly reduced rates. McMoRan is continuing to evaluate potential remedial alternatives to increase production from the well and plans to propose the operator or other partners initiate work on the well in the near term.

The Cane Ridge well at Louisiana State Lease 18055, located onshore in Vermilion Parish, commenced production in April 2006 at initial rates approximating 9 MMcfe/d. These initial rates decreased significantly and in early July 2006 the well was shut-in. McMoRan and the operator were unsuccessful in initial attempts to reestablish production from the well but continue to assess additional remedial alternatives to restore production in the near-term.

Meaningful estimates of ultimate recoverable reserves for the Minuteman and Cane Ridge wells cannot be developed because of their geological complexity and the lack of sufficient historical production data. McMoRan will continue to monitor these wells and accumulate data, including the effects of expected remedial work, to develop reserve estimates for these wells. At September 30, 2006, McMoRan’s net investment in the Minuteman and Cane Ridge wells totaled $12.5 million and $13.7 million, respectively. If the estimated undiscounted future net cash flows relating to either of these wells’ estimated reserves are determined to be less than the related capitalized costs, McMoRan would reduce its related investment accordingly through a charge to its operating results.

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

Main Pass Insurance Recoveries
During the first quarter of 2006, McMoRan negotiated a $5.0 million final settlement of its 2004 Hurricane Ivan insurance claim. McMoRan received these insurance proceeds in the second quarter of 2006. McMoRan recorded $0.7 million of this amount as insurance recovery in the accompanying consolidated statements of operations, reflecting $0.5 million of additional business interruption proceeds and $0.2 million reimbursement of costs previously charged to expense in prior periods. The remaining reimbursement amount reduced the carrying costs of property, plant and equipment. During the second quarter of 2006, McMoRan also recorded $1.7 million of insurance recovery related to its initial reimbursement of costs incurred to repair damages caused by Hurricane Katrina, which were previously charged to expense.

Interest Cost
Interest expense excludes capitalized interest of $1.3 million in the third quarter and $4.3 million for the nine months ended September 30, 2006. Capitalized interest totaled $0.3 million in the third quarter and $1.2 million for nine months ended September 30, 2005.

Inventories.
Product inventories totaled $1.3 million at September 30, 2006 and $1.0 million at December 31, 2005, consisting entirely of oil associated with the Main Pass oil operations. Materials and supplies inventories totaled $23.3 million at September 30, 2006 and $7.0 million at December 31, 2005, reflecting McMoRan’s purchase of supplies to be used in its drilling activities, primarily drilling pipe and tubulars. The materials and supplies inventory will be partially reimbursed by third party participants in wells supplied with these materials. McMoRan’s inventories are stated at the lower of average cost or market. There have been no required reductions in the carrying value of McMoRan’s inventories for any of the periods presented.

Accrued Reclamation Obligations
McMoRan follows SFAS No. 143 “Accounting for Asset Retirement Obligations” in determining amounts to record for the fair value of obligations associated with the removal of long-lived assets in the period they are incurred. For more information regarding McMoRan’s accounting for asset retirement obligations see Notes 1 and 11 of its 2005 Form 10-K). During 2006, McMoRan incurred additional asset retirement obligations associated with the development of a number of its recent discoveries. A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2005 follows (in thousands):

Oil and Natural Gas
Asset retirement obligation at beginning of year	$21,760
Liabilities settled	(543)
Accretion expense	931
Incurred liabilities	1,871
Revision for changes in estimates	-
Asset retirement obligations at September 30, 2006	$24,019

Sulphur
Asset retirement obligations at beginning of year:	$21,786
Liabilities settled	(2,666)
Accretion expense	1,044
Revision for changes in estimates	-
Asset retirement obligation at September 30, 2006	$20,164

Pension Plan
During 2000, McMoRan elected to terminate its defined benefit plan. The plan’s termination is pending approval from the Internal Revenue Service and the Pension Benefit Guaranty Corporation. See Note 8 of McMoRan’s 2005 Annual Report on Form 10-K for additional information regarding its defined benefit plan and its status. The components of net periodic pension benefit cost for the third quarter and nine months ended September 30, 2006 and 2005 for this plan follow (in thousands):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Interest cost	$17	$60	$152	$143
Service cost	-	-	-	-
(Return) loss on plan assets	(28)	(30)	9	(115)
Change in plan payout assumptions	-	-	-	-
Net periodic (benefit) cost	$(11)	$30	$161	$28

7. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan’s earnings available for fixed charges were inadequate to cover its fixed charges of $11.1 million for the nine-month 2006 period and $13.1 million for the nine-month 2005 period. The shortfall totaled $15.7 million and $11.6 million for the  nine-month periods of 2006 and 2005, respectively.  For these calculations, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flow for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
November 1, 2006

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

North American natural gas prices declined significantly during the third quarter of 2006 from the record high prices of late 2005, as gas storage levels reached record highs. However, the market fundamentals for natural gas over the medium term are positive with projections of rising demand exceeding North American supply. During 2006, world oil markets have reflected conditions of high demand and tight supplies. After reaching almost $80 per barrel during the third quarter, however, oil prices have declined in recent months because of market perception of decreased risk of supply disruptions associated with hurricane and international supplies. Our average realizations during the three months ended September 30, 2006 were $6.51 per thousand cubic feet (Mcf) of natural gas and $65.11 per barrel for oil. For the nine months ended September 30, 2006 our average realizations totaled $6.99 per Mcf of gas and $62.73 per barrel of oil (see “Results of Operations” below).

OIL & GAS ACTIVITIES

Multi-Year Exploration Venture
Since 2004, we have participated in a multi-year oil and gas exploration venture with a private partner that had a joint commitment to spend $500 million to acquire and exploit high-potential, high-risk prospects, primarily in Deep Miocene formations on the shelf of the Gulf of Mexico and onshore in the Gulf Coast area. Spending commitments under the venture have been met and we are completing arrangements with an industry partner to participate in our near-term exploration prospects.

Since 2004, there have been 12 discoveries on the 25 prospects that have been drilled and evaluated. Production has commenced on 10 of the discoveries and development plans are being pursued at the other two discoveries, with initial production anticipated from one discovery in the fourth quarter of 2006 and the remaining discovery in early 2007. We will be evaluating drilling results at the Blueberry Hill well on Louisiana State Lease 340 in the fourth quarter of 2006. Information obtained from the results from the Blueberry Hill well will be incorporated into the plan to evaluate the JB Mountain Deep well at South Marsh Island Blocks 224/228/229.

Drilling Activities
We currently have rights to approximately 350,000 gross acres and are also actively pursuing opportunities to acquire additional acreage and prospects through farm-in or other arrangements. We are currently participating in four exploratory wells as noted in the table below.

	Working Interest	Net Revenue Interest	Prospect Acreage [a]	Water Depth	Proposed Total Depth [b]	Current Depth [c]	Spud Date
Exploration In-Progress	%	%		Feet	Feet	Feet
St. Mary Parish, LA “Laphroaig”	37.5	27.8	2,439	<10	19,000	16,800	April 8, 2006
Onshore Vermilion Parish, LA “Zigler Canal” [d]	37.5	26.8	640[e]	n/af	14,000[g]	11,800[g]	June 17, 2006
Grand Isle Block 18 “Marlin” [d]	26.0	20.1	4,600	55	16,000	4,400	October 25, 2006
South Marsh Block 217 “Hurricane Deep” [d]	25.0	17.7	7,700	12	21,500	6,000	October 26, 2006

a.	Gross acres encompassing prospect to which we retain exploration rights.
b.	Planned target vertical depth, which is subject to change.
c.	Approximate total vertical depth of well on November 7, 2006.
d.	Wells in which we are currently the operator.
e.	Well drilling on a 640-acre lease located within an area where we control approximately 13,000 acres.
f.	Prospect located onshore Louisiana.
g.	The well was recently plugged back and sidetracked after evaluation of the deeper objective of the well was determined to be nonproductive.

At September 30, 2006, our total drilling and related leasehold costs associated with in-progress exploratory wells totaled $18.6 million, reflecting $11.2 million for Laphroaig and $7.4 million for Zigler Canal. Following the release of our unaudited third-quarter 2006 results on October 19, 2006, the drilling results for the deeper objective of the Zigler Canal well were evaluated to be nonproductive and the well was plugged back to approximately 11,600 feet and is being sidetracked to further evaluate the shallower objectives above 14,000 feet. McMoRan charged the $0.9 million of costs incurred for drilling and evaluating the deeper objectives of the well through September 30, 2006 to exploration expense in its third-quarter 2006 results. The remaining $0.9 million of these drilling and evaluation costs incurred subsequent to September 30, 2006 will be charged to exploration expense in the fourth quarter of 2006. The shallower objectives of the Zigler Canal well will be evaluated in the fourth quarter of 2006.

The Hurricane No. 3 development well commenced drilling on June 14, 2006. The well was drilled to a total depth of 16,000 feet and encountered 45 feet of net hydrocarbon pay over a 180 foot gross interval. The well has been completed and is expected to commence production in the fourth quarter of 2006. We own a 27.5 percent working interest and a 19.4 percent net revenue interest in the Hurricane field.

We have received the long-lead time equipment required to test the Blueberry Hill well at Louisiana State Lease 340 in the fourth quarter of 2006. As previously reported, the Blueberry Hill well at Louisiana State Lease 340, which is located five miles east of JB Mountain Deep at South Marsh Island Block 224, encountered four potential productive hydrocarbon bearing sands below 22,200 feet. Both areas (JB Mountain Deep and Blueberry Hill) demonstrate similar geologic settings and are targeting deep Miocene sands that are equivalent in age. Information obtained from the testing of the Blueberry Hill well at Louisiana State Lease 340 will be incorporated in our future plans for the JB Mountain Deep well. Our investment in Blueberry Hill and JB Mountain Deep totaled $11.6 million and $29.5 million, respectively, at September 30, 2006.

The Vermilion Block 54 well commenced drilling on August 4, 2006 and was drilled to a total depth of 14,669 feet. The Long Point Deep well at Louisiana State Lease 18091 commenced drilling on April 27, 2006 and was drilled to a total depth of 21,838 feet. Evaluation of these wells determined that they did not contain commercial quantities of hydrocarbons. The wells were plugged and abandoned. Our third-quarter 2006 exploration expenses included a total of $17.6 million of charges for the drilling and related costs associated with the Vermilion Block 54 ($6.1 million) and Long Point Deep ($11.5 million) wells through September 30, 2006. We will record $2.9 million of additional charges to exploration expense related to these wells in the fourth quarter of 2006 reflecting costs incurred subsequent to September 30, 2006.

Production Update and Development Activities
Our third-quarter 2006 production averaged 75 million cubic feet of natural gas equivalent per day (MMcfe/d) compared with 41 MMcfe/d in the third quarter of 2005. Our third-quarter 2006 production included an approximate 1,840 bbls/d (11 MMcfe/d) from Main Pass. The third-quarter 2006 rates increased 12 percent over rates achieved during the second quarter of 2006 reflecting new production from three additional wells during the quarter, including Dawson Deep at Garden Banks Block 625, Pecos at West Pecan Island in Vermilion Parish, Louisiana and King of the Hill No. 2 at High Island Block 131. Our third-quarter 2006 production was adversely impacted by the slower than expected start-up of the Liberty Canal and West Cameron Block 43 No. 3 wells (from third quarter to fourth quarter), an eight day shut-in of Main Pass Block 299 for repairs, and lower than expected production from the Long Point No. 2 and Hurricane No. 2 wells because of mechanical issues, which are being addressed.

Actual or expected commencement of production from these completions is as follows:

	Working Interest	Net Revenue Interest	Start-Up or Expected Start-Up Date
Ship Shoal Block 296 “Raptor” A-3 well	49.4%	34.8%	February 12, 2006
Ship Shoal Block 296 “Raptor” A-4 well	49.4%	34.8%	March 4, 2006
Onshore Vermilion Parish, LA “Cane Ridge”	37.5%	27.5%	April 21, 2006
Vermilion Blocks 16/17 “King Kong No. 3”	40.0%	29.2%	April 27, 2006
South Marsh Island Block 217 “Hurricane No. 2”	27.5%	19.4%	May 14, 2006
Louisiana State Lease 18090 “Long Point No. 1”	37.5%	26.8%	May 23, 2006
Louisiana State Lease 18090 “Long Point No. 2”	37.5%	26.8%	May 27, 2006
Garden Banks Block 625 “Dawson Deep”	30.0%	24.0%	July 6, 2006
West Pecan Island “Pecos”	50.0%	36.0%	August 4, 2006
High Island Block 131 “King of the Hill” No. 2*	25.0%	19.6%	August 22, 2006
Onshore Vermilion Parish “Liberty Canal”	37.5%	27.7%	October 2, 2006

	Working Interest	Net Revenue Interest	Start-Up or Expected Start-Up Date
West Cameron Block 43 “No. 3”*	23.4%	18.0%	Fourth-Quarter 2006
South Marsh Island Block 217 “Hurricane No. 3”	27.5%	19.4%	Fourth-Quarter 2006
Louisiana State Lease 18350 “Point Chevreuil”	25.0%	17.5%	Early 2007
Louisiana State Lease 340 “Blueberry Hill”	35.3%	24.2%	Completion Pending Fourth-Quarter 2006 Test

* Lease is eligible for Deep Gas Royalty Relief under MMS guidelines

 In August 2006, initial production commenced at the Pecos well located at West Pecan Island. Recent production rates from the well approximated 10 MMcfe/d (3.5 MMcfe/d net to us). In August 2006, initial production commenced at the King of the Hill No. 2 well located at High Island Block 131. Recent production rates from the well approximated 21 MMcfe/d (4.1 MMcfe/d net to us). In October 2006, initial production commenced at the Liberty Canal well located onshore Vermilion Parish. Recent production rates from the well approximated 18 MMcfe/d (5.1 MMcfe/d net to us).

Our share of fourth quarter 2006 production is expected to average 75-80 MMcfe/d, including an approximate 1,900 bbls/d (11 MMcfe/d) for our share of oil production from Main Pass. The fourth quarter rates include new production expected from three wells, including Liberty Canal onshore Vermilion Parish (which commenced production on October 2, 2006), West Cameron Block 43 No. 3 and Hurricane No. 3 at South Marsh Island Block 217. Point Chevreuil is expected to be brought on production in early 2007. Following start-up of these new wells and planned activities from existing production, we expect our share of total production to reach approximately 90 MMcfe/d in early 2007.

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

There are three producing wells and approximately 13,000 gross acres on Louisiana State Lease 340 and OCS 310 that are subject to the 100 Bcfe arrangement. One of these wells is currently shut-in and remedial work is being evaluated by the operator. The wells in the program averaged aggregate gross rates of approximately 26 MMcfe/d during the third quarter of 2006 and 31 MMcfe/d for the nine months ended September 30, 2006. We believe there are further exploration and development opportunities associated with this acreage.

MAIN PASS ENERGY HUBTM PROJECT

We are pursuing plans for the development of the MPEH™ Project. As of September 30, 2006, we have incurred approximately $33.6 million of cash costs associated with our pursuit of the establishment of the MPEH™, including $3.1 million and $7.4 million during the three month and nine month periods ended September 30, 2006. During the fourth quarter of 2006, we expect to spend approximately $3 million to advance the licensing process and to pursue commercial arrangements for the project.

In May 2006, pursuant to the requirements of the U.S. Deepwater Port Act, we filed an amended application with the U.S. Coast Guard (Coast Guard) and the Maritime Administration (MARAD) requesting a license to develop an LNG receiving terminal at our Main Pass facilities using Closed Loop technology. This action followed the veto by the Louisiana Governor of our original application, which would have allowed the use of Open Rack Vaporizer technology.

In September 2006, the Coast Guard and MARAD published the Environmental Assessment (EA) and Draft Finding of No Significant Impact for the MPEH™ project’s LNG license application. The Coast Guard issued a public notice on September 19, 2006, establishing a timeline for a record of decision on the project. Public hearings were held during the week of October 2, 2006 on the EA with no opposition. Comments on the application, including from the Governors of adjacent coastal states (Louisiana, Mississippi and Alabama), are required by November 20, 2006, and a final record of decision would be issued by January 3, 2007.

The proposed terminal would be capable of regasifying LNG at a rate of 1 Bcf per day and is being designed to accommodate potential future expansions. The preliminary capital cost for the terminal facilities, based on preliminary engineering completed in 2003, was estimated at $440 million. We are seeking a permit for a facility with capacity up to 1.6 Bcf per day, which if authorized by permit and built, would add approximately $100 million to the preliminary estimated capital cost. In addition, the incorporation of Closed Loop technology is expected to result in a modest increase to our capital cost estimates for the facility. Following completion of front-end engineering and design for the project we expect to revise our preliminary capital cost estimates. The capital cost revisions will also incorporate any design modifications resulting from our commercial discussions and the increase in steel and other input costs since the 2003 estimates; accordingly, the cost of the project is expected to be higher than the 2003 estimate. The use of Closed Loop technology would require our facility to consume approximately 1 percent more natural gas than would be required with ORV technology.

The license application incorporates opportunities to develop substantial undersea cavern storage for natural gas in the 2-mile diameter salt dome located at the site and to construct pipeline interconnects to the U.S. pipeline distribution system, including a new 93-mile, 36-inch pipeline to Coden, Alabama. This would provide 28 Bcf of initial cavern storage capacity and aggregate peak deliverability from the proposed terminal, including deliveries from storage, of up to 2.5 Bcf per day. The cost for these potential investments (which could be owned or financed by third parties) in pipelines and storage, based on preliminary engineering completed in 2003, was estimated to be $450 million. These cost estimates are also expected to be revised following approval of our license application, and because of the factors noted above, the cost of the project is expected to be higher than the 2003 estimates.

The MPEH™ is located in 210 feet of water, which allows deepwater access for large LNG tankers and is in close proximity to shipping channels. There are the substantial existing platforms and infrastructure at the site, which provide us with significant timing advantages and cost savings. Safety and security aspects of the facility are also enhanced by the offshore location. If we receive our license expeditiously, as expected, and obtain financing for the project, construction could be completed within three years, which would potentially make MPEH™ one of the first U.S. offshore LNG terminals.

We are continuing discussions with potential LNG suppliers and with natural gas consumers and gas marketers in the United States regarding commercial arrangements for the facilities. We will require commercial arrangements for the financing of the project.

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

We use the successful efforts accounting method for our oil and gas operations, which requires exploration costs, other than costs of successful drilling and in-progress exploratory wells, to be charged to expense as incurred. We anticipate that we may experience operating losses during the near-term, primarily because of our significant planned exploration activities and the start-up costs associated with establishing the MPEH™, which include permitting fees and costs associated with the pursuit of commercial arrangements for the project. Additionally, current energy insurance market conditions have negatively affected the recent renewal of our well control, offshore property and business interruption insurance coverage, significantly increasing our premium costs and reducing our coverage limits from prior year levels.

Our third-quarter 2006 operating loss of $13.7 million reflects $23.4 million of exploration costs, including $18.5 million of nonproductive drilling and related costs, primarily associated with the exploratory wells at Vermilion Block 54 ($6.1 million), Long Point Deep at Louisiana State Lease 180191 ($11.4 million) and the cost associated with drilling and evaluating the deeper objective of the Zigler Canal well in Vermilion Parish, Louisiana ($0.9 million), and $3.2 million of start-up costs associated with MPEH™. Our operations benefited from increases in our oil and natural gas sales volumes resulting from the establishment of production from three additional wells during the quarter (see “Oil and Gas Activities-Production Update and Development Activities” above).

During the third quarter of 2005, we had operating income of $11.3 million. Our operating results primarily reflect increased production from recent discoveries (Hurricane No. 1 at South Marsh Island Block 217, Deep Tern C-1 sidetrack and C-2 at Eugene Island Block 193 and Minuteman at Eugene Island Block 213), production from Main Pass and the reversion to us of interests in the three properties we sold in February 2002. Our third quarter 2005 results included $5.8 million of exploration expenses, including nonproductive exploratory well drilling and related costs of $2.7 million, and $2.7 million of start-up costs associated with the MPEH™.

For the nine months ended September 30, 2006 our operating loss totaled $2.3 million, reflecting exploration expenses totaling $50.8 million, including $32.9 million of nonproductive well drilling and related costs. Our operating results were adversely affected during the third quarter and the nine months ended September 30, 2006 by the adoption of a new accounting standard (see “New Accounting Standard” below and Note 2). The prospective adoption of this accounting standard resulted in our recording charges to expense related to stock-based awards totaling $2.0 million and $13.8 million for the third quarter and nine months periods of 2006, respectively, as compared to charges of $0.3 million and $1.3 million recorded under previous rules for the comparable periods last year. Our operating loss was partially mitigated by significantly increased oil and natural gas revenues as compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006 we sold approximately 17.2 billion cubic feet of natural gas equivalent (Bcfe) compared with 9.9 Bcfe during the nine months ended September 30, 2005. The average price received per barrel of oil sold during the nine months ended September 30, 2006 reflected a 16 percent increase over amounts received last year while natural gas prices decreased 15 percent during the nine months ended September 30, 2006 over the comparable period last year.

For the nine months ended September 30, 2005 our operating loss totaled $3.1 million, which included $41.9 million of exploration expenses, including $31.6 million of nonproductive well drilling and related costs, and $7.6 million of start-up costs associated with MPEH™. Our operating loss during the nine-month 2005 period was partially offset by increased production and an $8.9 million insurance recovery associated with our Main Pass oil operations.

Summarized operating data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales volumes:
Gas (thousand cubic feet, or Mcf)	4,397,100	2,011,900	10,423,600	6,187,100
Oil (barrels)[a]	379,100	324,400	1,015,700	521,800
Plant products (equivalent barrels) [b]	70,400	42,500	105,700	78,000
Average realizations:
Gas (per Mcf)	$ 6.51	$ 10.31	$ 6.99	$ 8.26
Oil (per barrel)[a]	65.11	57.17	62.73	54.06

a.
After being shut-in in September 2004 as a result of damage to a third-party facility and connecting pipelines caused by Hurricane Ivan, Main Pass resumed production in May 2005. Sales volumes from Main Pass totaled 195,800 barrels in the third quarter of 2006 and 598,600 barrels during the nine months ended September 30, 2006 compared with 235,000 barrels in the third quarter of 2005 and 335,600 barrels during the nine months ended September 30, 2005. Main Pass produces sour crude oil, which sells at a discount to the price of other crude oils.

b.
We received approximately $4.2 million and $6.1 million of revenues associated with plant products (ethane, propane, butane, etc.) during the third quarter of 2006 and nine months ending September 30, 2006, respectively, compared with $1.9 million and $3.3 million of plant product revenues in the comparable periods last year.

Oil and Gas Operations
A summary of increases in our oil and natural gas revenues between the periods follows (in thousands):
	Third	Nine
	Quarter	Months
Oil and natural gas revenues - prior year period	$41,411	$83,666
Increase in:
Sales volumes:
Natural gas	24,591	35,014
Oil and condensate	3,564	26,883
Price realizations:
Natural gas	(16,712)	(13,299)
Oil and condensate	2,576	8,621
Plant products revenues	2,380	2,785
Other	-	(143)
Oil and natural gas revenues - current year period	$57,810	$143,527

Our third-quarter and nine month 2006 oil and gas revenues increased substantially over the same period last year reflecting increases in volumes sold of natural gas and oil. The increase in sales volumes reflects the establishment of production from 11 wells during 2006 (see “Oil & Gas Activities - Production Update and Development Activities” above). Average realizations for oil sold during the third quarter of 2006 increased 14 percent over the comparable 2005 period. Average realizations for natural gas sold during the third quarter of 2006 decreased 37 percent over the comparable period in 2005 (see “Overview” above). The significant increase in our plant product revenues over the comparable third quarter periods primarily reflects increased production from the Hurricane and Long Point fields. Average realizations for oil sold during the nine months ended September 30, 2006 increased by 16 percent over prices received for oil sold during the nine months ended September 30, 2005. Average realizations received for natural gas sold decreased 15 percent in 2006 from amounts received in during the comparable period in 2005. Sales volumes during the nine months ended September 30, 2006 also benefited from the resumption of oil production from Main Pass in May 2005 For information regarding new producing fields commencing operations during 2005 see Items 1. and 2. “Business and Properties” in our 2005 Form 10-K.

Our service revenues totaled $2.6 million for the third quarter of 2006 and $10.0 million for the nine months ended September 30, 2006 compared to $2.9 million and $9.2 million for the same periods last year. Our service revenue is primarily attributable to the management fee associated with the multi-year exploration venture (Note 5) and oil and gas processing fees for third party production associated with the Main Pass oil operations. During the second quarter of 2006, we substantially concluded our services agreement with a gas distribution utility in Hawaii. We received a total of $0.8 million associated with our services provided to the gas utility during the nine months ended September 30, 2006. During the third quarter and nine-month periods ending September 30, 2005, fees earned related to these services totaled $0.4 million and $1.3 million, respectively. With the recent completion of the multi-year exploration venture, the end of our processing arrangement for the third party at Main Pass and the cessation of our services agreement with the utility company, we expect our service revenues will substantially decrease in 2007 as compared to 2006.

Production and delivery costs totaled $17.5 million in the third quarter of 2006 and $39.0 million for the nine months ended September 30, 2006 compared to $12.5 million and $20.9 million for the same periods in 2005. These increases primarily reflect higher production. Our production costs during the third quarter and nine months ended September 30, 2006 also also included approximately $1.7 million of estimated repair costs associated with hurricane related damage to a structure used in the oil operations at Main Pass. We are pursuing reimbursement of these costs from our insurers. The increases also reflect higher production costs associated with Gulf of Mexico oil and gas operations, including the cost of diesel, supply boats, chemicals and labor as compared with the 2005 periods. Well workover costs totaled $4.3 million for the nine months ended September 30, 2006 and $0.9 million for the nine months ended September 30, 2005. Our workover costs during 2006 primarily related to attempts to restore production from the Minuteman well at Eugene Island Block 213 (see below and Note 6) in the first quarter of 2006 and from the Hurricane No. 1 well at South Marsh Island Block 217 in the second quarter of 2006.

Depletion, depreciation and amortization expense totaled $26.0 million in the third quarter of 2006 and $44.3 million for the nine months ended September 30, 2006 compared with $12.5 million and $20.9 million for the same periods last year. The increases primarily reflect higher production volumes resulting from new fields commencing production in the second and third quarters of 2006, as well as additional production from fields which commenced production during or after the third quarter of 2005. The increases also reflect fields with higher depreciable basis commencing production during 2006. As indicated in Note 1 of our 2005 Form 10-K, we record depletion, depreciation and amortization expense on a field-by-field basis using the units-of-production method. Our depletion, depreciation and amortization rates are directly affected by estimates of proved reserve quantities, which are subject to a significant level of uncertainty, especially for fields with little or no production history. Subsequent revisions to reserve estimates for the same fields can yield significantly different results.

The Minuteman well at Eugene Island Block 213 commenced production in February 2005. The well’s production decreased significantly from initial rates until stabilizing at a gross rate approximating 3 MMcfe/d in the second quarter of 2005. The well was shut-in for both Hurricanes Katrina and Rita but returned to production following both storms at rates approximating 3 MMcfe/d. In late October 2005, the well was shut-in because of mechanical problems. In the first quarter of 2006, the operator performed workover activities on the well. The well resumed production in February 2006 but was subsequently shut-in because of mechanical issues. The well has resumed production at significantly reduced rates and we are continuing to evaluate potential remedial alternatives to increase production from the well and plan to propose the operator or other partners initiate work on the well in the near-term.

The Cane Ridge well at Louisiana State Lease 18055, located onshore Vermilion Parish, commenced production in April 2006 at initial gross rates approximating 9 MMcfe/d. These initial rates decreased significantly after only a few weeks of production and in early July the well was shut-in. The operator was unsuccessful in initial attempts to reestablish production from the well but we continue to assess additional remedial alternatives to restore production in the near term.

Meaningful estimates of ultimate recoverable reserves for the Minuteman and Cane Ridge wells cannot be developed because of their geological complexity and the lack of sufficient historical production data. We will continue to monitor these wells and accumulate data, including the effects of expected remedial work, to develop reserve estimates for these wells. At September 30, 2006, our net investment in the Minuteman and Cane Ridge wells totaled $12.5 million and $13.7 million, respectively. If the estimated undiscounted future net cash flows relating to either of these wells’ estimated reserves were determined to be less than the related capitalized costs, we would reduce our related investment accordingly through a charge to our operating results.

As further explained in Note 6, accounting rules require that the carrying value of proved oil and gas property costs be assessed for possible impairment under certain circumstances, and reduced to fair value by a charge to earnings if impairment is deemed to have occurred. Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower anticipated oil and natural gas prices, increased production, development and reclamation costs and downward revisions of reserve estimates. As more fully explained in Item 1A. “Risk Factors” in our 2005 Form 10-K, a combination of any or all of these conditions could require impairment charges to be recorded in future periods.

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

Our exploration expenses fluctuate based on the outcome of drilling exploratory wells, the structure of our drilling arrangements and the incurrence of geological and geophysical costs, including the cost of seismic data. Summarized exploration expenses are as follows (in millions):

	Third Quarter				Nine Months
	2006		2005		2006		2005
Geological and geophysical	$2.8	[a]	$2.5		$12.2	[a]	$5.3
Nonproductive exploratory costs, including
related lease costs	18.5	[b]	2.7	[c]	32.9	[b,d]	31.6	[c,e]
Other	2.1	[f]	0.7		5.7		5.0
	$23.4		$5.9		$50.8		$41.9

a.
Includes $1.0 million and $7.1 million of compensation costs during the third quarter and nine months periods associated with outstanding stock-based awards following adoption of a new accounting standard (see “New Accounting Standards” below and Note 2).

b.	Includes nonproductive exploratory drilling and related costs for the wells at Vermilion Block 54 ($6.1 million), Long Point Deep at Louisiana State Lease 18091($11.5 million) and the costs incurred through September 30, 2006 for the drilling and evaluation of the deeper objective at Zigler Canal in Vermilion Parish, Louisiana.
c.
Includes $1.4 million of nonproductive exploratory drilling and related costs associated with the well at Louisiana State Lease 1706 incurred in July 2005 and $1.1 million of drilling costs associated with the well at Louisiana State Lease 5097.

d.
Includes nonproductive exploratory well drilling and related costs associated with the “Denali” well at South Pass Block 26 ($8.2 million), and the costs incurred during the first half of 2006 for the “Cabin Creek” well at West Cameron Block 95 ($2.7 million) and the “Elizabeth” well at South Marsh Island Block 230 ($2.5 million).

e.
Includes nonproductive exploratory well costs associated with the wells at South Timbalier Blocks 97/98 ($6.9 million), Louisiana State Lease 5097 ($12.1 million), Louisiana State Lease 1706 ($8.9 million), Vermilion Blocks 227/228 ($1.3 million), High Island Block 131 No. 1 ($0.3 million), Mustang Island Block 829 ($0.2 million). Also includes the nonproductive exploratory well costs associated the deeper zones at the Hurricane No. 1 well at South Marsh Island Block 217 ($0.4 million) and the West Cameron Block 43 No. 3 exploratory well ($0.4 million). Amount also includes the write-off of approximately $1.5 million of leasehold costs.

f.	Increase from 2005 period primarily reflects higher well control insurance premium costs.

Our results for the nine months ended September 30, 2006 included insurance recoveries totaling $2.9 million, including the receipt of the initial insurance settlement related to our Hurricane Katrina property loss claim in the second quarter of 2006 and the final settlement related to our Hurricane Ivan claim affecting Main Pass (Note 6). We expect additional future recoveries related to claims arising from Hurricane Katrina, although amounts have not yet been fully determined or recorded. Our results for the nine months ended September 30, 2005 included insurance recoveries totaling $8.9 million related to our Main Pass business interruption claim from Hurricane Ivan.

Other Financial Results
General and administrative expense totaled $4.1 million in the third quarter of 2006 and $16.6 million for the nine months ended September 30, 2006 compared with $5.5 million in the third quarter of 2005 and $15.1 million for the nine months ended September 30, 2005. The increase during the comparable nine-month periods primarily reflects the adoption of Statement of Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R) effective January 1, 2006 (see “New Accounting Standards” below and Note 2). We charged approximately $0.9 million of related stock-based compensation costs to general and administrative expense during the third quarter of 2006 and $6.2 million for the nine months ended September 30, 2006. During the third quarter and nine months ended September 30, 2005, we recognized $0.1 million and $0.5 million, respectively, of noncash compensation expense primarily associated with the grant of certain stock options in January 2005, including options granted to our Co-Chairmen in lieu of any cash compensation during 2005, which were contingent upon shareholder approval of a new stock incentive plan, which occurred at our annual meeting of shareholders in May 2005. General and administrative expenses during 2006 were positively affected by decreased legal costs following settlement of litigation in the fourth quarter of 2005.

Interest expense totaled $2.7 million in the third quarter of 2006 and $6.8 million for the nine months ended September 30, 2006 compared with $4.0 million in the third quarter of 2005 and $11.9 million for the nine months ended September 30, 2005. Capitalized interest totaled $1.3 million in the third quarter of 2006, $0.3 million in the third quarter of 2005, $4.3 million for the nine months ended September 30, 2006 and $1.2 million for the nine months ended September 30, 2005. Decreased interest expense during the 2006 periods reflects the first-quarter 2006 conversion transactions of a portion of our convertible senior notes, which resulted in lower interest expense on a prospective basis. For more information regarding these conversion transactions see “Capital Resources and Liquidity” below and Note 3. The increases between the comparable 2006 and 2005 capitalized interest amounts reflect our increased drilling and development activities during the nine months ended September 30, 2006 compared with those conducted during the comparable periods in 2005.

Other income totaled $0.3 million in the third quarter of 2006 and other expense totaled $2.3 million for the nine months ended September 30, 2006 compared with other income of $1.5 million and $4.5 million for the same periods last year. The decreases reflect reduced interest income on our lower cash equivalent balances and a $4.3 million charge to expense resulting from the conversion transactions of our convertible senior notes during the first quarter of 2006.
CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	Nine Months Ended
	September 30,
	2006	2005
Continuing operations
Operating	$70.2	$64.7
Investing	(185.6)	(91.8)
Financing	(0.6)	0.9

Discontinued operations
Operating	(6.2)	(2.5)
Investing	-	-
Financing	-	-

Total cash flow
Operating	64.0	62.2
Investing	(185.6)	(91.8)
Financing	(0.6)	0.9

Nine-Month 2006 Cash Flows Compared with Nine-Month 2005
Operating cash flow from our continuing operations during the nine months ended September 30, 2006 included the $12.4 million net payment to settle class action litigation (see Part II, Item 1 “Legal Proceedings” in our First Quarter 2006 Form 10-Q). Cash provided by our continuing operations primarily reflects the significant increase in our oil and gas revenues in 2006 as compared with the comparable period in 2005, which was partially offset by increased working capital requirements during the nine months ended September 30, 2006. Our operating cash flows during the nine months ended September 30, 2005 benefited from the receipt of $0.7 million and $1.7 million of proceeds related to our Main Pass insurance claims resulting from Hurricane Ivan and Hurricane Katrina, respectively.

  Cash used in our discontinued operations increased from the nine months ended September 30, 2005 amounts, primarily reflecting $2.7 million of reclamation costs related to ongoing work at our Port Sulphur, Louisiana facilities as well as other increased caretaking costs related to the facilities. We expect to perform additional reclamation work at Port Sulphur in the fourth quarter of 2006 and are considering initiating other potential closure activities at the site.

Our investing cash flows reflect exploration, development and other capital expenditures for our in-progress exploratory wells and development wells as discussed in “Oil and Gas Activities” above. These expenditures also include nonproductive exploratory well costs as discussed in “Results of Operations” above. Exploration, development and other capital expenditures totaled $202.9 million for the nine months ended September 30, 2006 and for the year are expected to approximate $260 million, including approximately $130 million for exploration expenditures and approximately $130 million for currently identified development costs. These planned capital expenditures may change as opportunities become available to us or as we are required to fund the development costs associated with additional successful wells. We plan to fund our exploration and development activities with our available unrestricted cash

(approximately $9.5 million at September 30, 2006), operating cash flows, and our Senior Secured Revolving Credit Facility, of which $32.8 million was available at November 1, 2006 (see “Debt Conversion Transactions and Credit Facility” below and Note 3). We are currently in discussions with lending institutions with respect to additional debt financing. We may also pursue additional debt or equity financing for our oil and gas and MPEH™ start-up activities. In addition, we will require commercial arrangements for the financing of the MPEH™ project.

Our investing cash flows also reflect the release to us of $13.5 million of previously escrowed U.S. government notes during the nine months ended September 30, 2006 and $11.5 million during the nine months ended September 30, 2005. During 2006, we used $3.9 million and $3.1 million of these escrowed funds to pay the semi-annual interest payments on our 6% convertible senior notes on January 2, 2006 and July 2, 2006, respectively and $3.0 million to pay the semi-annual interest payments on our 5¼% convertible senior notes on April 6, 2006. The remaining $3.5 million of released funds used in the first half of 2006 represented interest payments we are no longer required to make on the convertible debt, and were used to fund a portion of our debt conversion transactions (see “Debt Conversion Transactions and Credit Facility” below). During 2005, we used a total of $7.8 million of the escrowed funds to pay the $3.9 million semi-annual interest payments on the 6% convertible notes on January 2, 2005 and July 2, 2005 and $3.7 million to pay the semi-annual interest payment due on the 5¼% notes on April 6, 2005. Remaining escrowed funds available to make semi-annual interest payments on the 5¼% convertible senior notes totaled $8.9 million at September 30, 2006. We made a $3.0 million interest payment on October 6, 2006 using these escrowed funds.

Our continuing operations’ financing activities included payments of dividends on our mandatorily redeemable preferred stock totaling $1.1 million in the first half of 2006, including approximately $0.4 million associated with the dividend payment from the fourth quarter of 2005 that was paid on January 3, 2006 and $1.1 million for the nine months ended September 30, 2005. Our $0.4 million third-quarter 2006 dividend payment was paid on October 2, 2006. Proceeds received from the exercise of stock options totaled $0.4 million for the nine months ended September 30, 2006 compared with $2.0 million for the same period in 2005. In 2006, we incurred approximately $0.5 million of costs associated with the establishment of a new revolving credit facility (see below).

Debt Conversion Transactions and Credit Facility
In the first quarter of 2006, we privately negotiated transactions to induce conversion of $29.1 million of our 6% convertible senior notes and $25.0 million of our 5¼% convertible senior notes into approximately 3.6 million shares of our common stock based on the respective conversion prices for each set of convertible notes (Note 4). We paid an aggregate $4.3 million in the transactions and recorded an approximate $4.0 million net charge to expense in the first quarter of 2006. The net charge reflects the $4.3 million inducement payment, reflected in the accompanying consolidated statement of operations as other non-operating expense and included within the accompanying statements of cash flow as a financing activity, less $0.3 million of previously accrued interest expense recorded during 2005. We funded approximately $3.5 million of the cash payments from restricted cash held in escrow for funding interest payments on the convertible notes and paid the remaining portion with available unrestricted cash. As a result of these transactions, we expect to realize annual interest cost savings of approximately $3.1 million.

In April 2006, we established a new four-year, $100 million Senior Secured Revolving Credit Facility (the facility) with a group of banks for MOXY’s oil and natural gas operations. The facility provides borrowing capacity based on MOXY’s oil and natural gas reserves and had an initial borrowing base of $55 million. The borrowing base is re-determined on a semi-annual basis on April 1 and October 1 of each year based on MOXY’s oil and natural gas reserves. In October 2006, the lenders increased the facility’s borrowing base to $70 million. The facility may be increased to $150 million with additional lender commitments. The credit agreement matures on April 19, 2010.
Our borrowings under the facility totaled $5.0 million at September 30, 2006. At November 1, 2006 our borrowings under the facility totaled $37.2 million and unrestricted cash totaled $20.1 million.  We expect to use the facility for working capital and other general corporate purposes.

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

As a result of adopting SFAS No. 123R, our net income applicable to common stock for the three and nine months ended September 30, 2006, was $1.8 million and $12.8 million lower than if we had continued to record share-based compensation charges under APB Opinion No. 25. McMoRan expects to record approximately $2 million of compensation expense during the fourth quarter of 2006 related to its currently outstanding and unvested stock-based awards.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
General and administrative expenses	$932	$97	$6,184	$496
Exploration expenses	1,031	229	7,052	845
Main Pass Energy Hub start-up costs	79	2	521	6
Total stock-based compensation cost	$2,042	$328	$13,757	$1,347

As of September 30, 2006, total compensation cost related to nonvested stock option awards not yet recognized in earnings was approximately $16.2 million, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. We are reviewing the provisions of FIN 48 and have not yet determined the impact of adoption.

Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 represents the completion of the first phase of FASB’s postretirement benefits accounting project and requires an entity to:

•	Recognize in its statements of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status,
•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and
•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

SFAS No. 158 does not change the manner of determining the amount of net periodic benefit cost included in net income (loss) or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan is effective for year-end 2006. We currently expect the impact of adopting SFAS No. 158 will be an increase in long-term liabilities and a decrease in stockholders’ equity.

DISCONTINUED OPERATIONS

Our discontinued operations resulted in a net loss of $2.5 million in the third quarter of 2006 and $5.8 million for the nine months ended September 30, 2006 compared with $1.6 million in the third quarter of 2005 and $3.6 million for the nine months ended September 30, 2005. The increased caretaking costs during 2006 are primarily associated with the ongoing work at our Port Sulphur, Louisiana facilities resulting from damages incurred from Hurricane Katrina. Certain structures at Port Sulphur have been or are in the process of being removed (see “Capital Resources and Liquidity - Nine-Month 2006 Cash Flows Compared with Nine-Months 2005”). The summarized results of the discontinued operations are as follows (in thousands):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Sulphur retiree costs	$392	$299	$1,327	$701
Caretaking costs	1,236	479	1,909	922
Accretion expense - sulphur
reclamation obligations	348	240	1,044	720
Insurance	15	345	849	529
General and administrative, legal and other	468	261	623	719
Loss from discontinued operations	$2,459	$1,624	$5,752	$3,591

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

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. “Forward-looking statements” are all statements other than statements of historical fact, such as: statements regarding our business plans; statements regarding our need for, and the availability of, financing; and to satisfy our reclamation obligations; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and gas; trends in oil and natural gas prices; amounts and timing of capital expenditures and reclamation costs; and other environmental issues. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in our 2005 Form 10-K.

-------------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2005, other than for interest rate risk.  Our revolving line of credit (see “Capital Resources and Liquidity - Debt Conversion Transaction and Credit Facility” and Note 3) has a variable rate, which exposes us to interest rate risk. At the present time we do not hedge our exposure to fluctuations in interest rates. Based on our outstanding borrowings under the facility and interest rates at September 30, 2006, a change of 100 basis points in applicable annual interest rates would have an approximate $50,000 impact on our results of operations. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended September 30, 2006, and 0.3 million shares remain available for purchase.

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
Date: November 8, 2006

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

10.30	Supplemental Letter Agreement between FM Services Company and B.M. Rankin, Jr. effective as of January 1, 2006. (Incorporated by reference to Exhibit 10.28 to McMoRan’s 2005 Form 10-K).

10.31	McMoRan Director Compensation. (Incorporated by reference to Exhibit 10.27 to McMoRan’s 2004 Form 10-K).

10.32	McMoRan Exploration Co. 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to McMoRan’s May 1, 2006 Form 8-K).

10.33	Form of Notice of Grant of Nonqualified Stock Options under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to McMoRan’s Current Report on Form 8-K filed May 6, 2005).

10.34	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to McMoRan’s Current Report on Form 8-K filed May 6, 2005).

15.1	Letter dated November 1, 2006 from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.