Form 10-K/A
MCMORAN EXPLORATION CO /DE/
filed 2008-04-24
CIK 64279

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

Explanatory Note

McMoRan Exploration Co. (McMoRan) is filing this Amendment No. 1 on Form 10-K/A (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the Form 10-K). The Form 10-K was originally filed with the Securities and Exchange Commission (SEC) on March 17, 2008.  The purpose of this Amendment is to clarify and correct certain information related to production volumes that were previously disclosed  in Items 1. and 2. “Business and Properties – Properties – Production, Unit Prices and Costs” of Part I of the Form 10-K and Note 14 (Supplementary Oil and Gas Information – Proved Oil and Natural Gas Reserves (Unaudited)) of Item 8. “Financial Statements and Supplementary Data” of Part II of the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, McMoRan has set forth in this Amendment the complete text of Part I, Items 1. and 2., and Part II, Item 8 of the Form 10-K, as amended.  This Amendment does not change any other information set forth in the Form 10-K.

As a result of this Amendment, McMoRan is also including updated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and updated consents from Ernst & Young LLP and Ryder Scott Company, L. P.

This Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and McMoRan’s other filings made with the SEC subsequent to the filing of the Form 10-K.

McMoRan Exploration Co.
Annual Report on Form 10-K/A for
the Fiscal Year ended December 31, 2007

PART I

Items 1. and 2.  Business and Properties
Except as otherwise described herein or the context otherwise requires, all references to “McMoRan,” “MMR,” “we,” “us,” and “our” in this Form 10-K/A refer to McMoRan Exploration Co. and all entities owned or controlled by McMoRan Exploration Co.

All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website located at www.mcmoran.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports.  These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such materials with the SEC.  All references to Notes in this report refer to the Notes to the Consolidated Financial Statements located in Item 8. of this Form 10-K/A.  We have also provided a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-K/A beginning on page 63.

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

	Years Ended December 31,
	2007	2006	2005
Net natural gas production (Mcf)	38,994,000	14,545,600	7,938,000
Net crude oil and condensate production, excluding Main
Pass (Bbls)[a]	2,180,800	779,000	387,100
Net crude oil production from Main Pass (Bbls)	564,000	775,500	463,000
Sales prices:
Natural gas (per Mcf)	$ 7.01	$ 7.05	$ 9.24
Crude oil and condensate, including Main Pass (per Bbl)[b]	76.55	60.55	53.82
Production (lifting) costs: [c]
Per barrel for Main Pass [d]	$44.17	$35.76	$41.46
Per Mcfe for other properties [e]	1.88	1.34	1.06

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

f.	The well commenced production on January 28, 2008 and on March 14, 2007 is producing at a gross rate of approximately 53 MMcfe/d and approximately 12 Mmcfe/d net to us.
g.	The well commenced production on January 24, 2008 and on March 14, 2007 is currently producing at a rate of approximately 22 MMcfe/d and approximately 5 MMcfe/d net to us.

Traditional Shelf.  The following table identifies select producing traditional shelf properties as of December 31, 2007.

		Net
	Working	Revenue	Water	Production [a]
Lease	Interest	Interest	Depth	Gross	Net
	(%)	(%)	(feet)	(MMcfe/d)

Eugene Island Block 182 [b,c]	66.9	52.8-63.6	88	22	13
Eugene Island Blocks 251/262 [b]	56.9	43.9	160	23	10
Main Pass Block 299 [b]	100.0	83.3	210	11	9
South Marsh Island Block 49 [b]	100.0	83.3	98	10	8
High Island Block 474 [c]	69.2	57.8	180	14	8
Grand Isle Block 3 [b]	50.0	36.5	10	20	7
South Timbalier Block 148 [b]	58.2	40.0	86	17	7
East Cameron Block 373	40.0	33.3	348	19	6
South Marsh Island Block 141 [b]	87.3	66.0	230	10	6
West Delta Block 133 [b]	75.0	54.3	373	11	6
Vermilion Block 215 [b]	92.0	76.8	115	8	6

a.	Based on average daily production rates for fourth quarter of 2007.
b.	Fields operated by us.
c.	This property has multiple wells with varying ownership interests. Interests reflected in this table are approximate average working interest and net revenue interest for the field.

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

PART II

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

2.  ACQUISITION OF GULF OF MEXICO SHELF PROPERTIES
On August 6, 2007, MOXY completed the acquisition of substantially all of the proved oil and gas property interests and related assets of Newfield Exploration Company (Newfield) located on the outer continental shelf of the Gulf of Mexico for total cash consideration of $1.1 billion and assumption of the related reclamation obligations. McMoRan also acquired 50 percent of Newfield’s interests in unproved exploration leases on the outer continental shelf of the Gulf of Mexico and a majority of Newfield’s interests in the inventory of leases associated with the Treasure Island and Treasure Bay ultra deep prospects. McMoRan funded the acquisition by borrowing $800 million under an unsecured bridge loan facility and $394 million under a senior secured revolving credit facility (Note 6).

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

	Oil					Natural Gas
	2007		2006	2005		2007	2006	2005
Proved reserves:
Beginning of year	5,772	[a]	7,131	4,789		41,202	38,944	21,187
Revisions of previous estimates	925	[a]	(343)	1,137		(3,192)	(349)	(2,150)
Discoveries and extensions	484		536	1,602	[b]	25,552	17,153	27,845 [b]
Production	(2,745)		(1,552)	(850)		(38,994)	(14,546)	(7,938)
Purchase of reserves	15,281	[c]	-	453	[d]	221,038 [c]	-	-
End of year	19,717		5,772 [a]	7,131		245,606	41,202	38,944

	Oil					Natural Gas
	2007		2006		2005	2007	2006	2005
Proved developed reserves:
Beginning of year	5,526	[a]	6,248		4,640	34,949	29,101	14,765
End of year	17,452		5,526	[a]	6,248	203,595	34,949	29,101

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

(a)(3).
Exhibits.  Reference is made to the Exhibit Index beginning on page E-1 hereof which identifies the exhibits being filed as part of this Amendment No. 1 to McMoRan's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 24, 2008.

McMoRan Exporation Co.

By:  /s/ Glenn A. Kleinert
              Glenn A. Kleinert
President and Chief Executive Officer

S-1

MCMORAN EXPLORATION CO.
EXHIBIT INDEX

Filed
with this
Exhibit		Form 10-	Incorporated by Reference
Number	Exhibit Title	K/A	Form	File No.	Date Filed
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of Ryder Scott Company, L.P.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

E-1