Form 10-Q
period 2008-03-31
MCMORAN EXPLORATION CO /DE/
filed 2008-05-08
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). ☐Yes ☒ No

On March 31, 2008, there were issued and outstanding 55,048,974 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2008	2007
	(In Thousands)
ASSETS
Cash and cash equivalents	$6,379	$4,830
Accounts receivable	154,675	128,690
Inventories	9,773	11,507
Prepaid expenses	5,861	14,331
Fair value of oil and gas derivative contracts	87	16,623
Current assets from discontinued operations including restricted cash
of $0.5 million	3,097	3,029
Total current assets	179,872	179,010
Property, plant and equipment, net	1,441,544	1,503,359
Sulphur business assets, net	345	349
Restricted investments and cash	10,818	7,036
Fair value of oil and gas derivative contracts	961	4,317
Deferred financing costs	20,189	21,217
Total assets	$1,653,729	$1,715,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$74,003	$97,821
Accrued liabilities	78,387	68,292
6% convertible senior notes	76,363	100,870
Other short term borrowings	2,666	10,665
Accrued interest and dividends payable	21,150	13,055
Current portion of accrued oil and gas reclamation costs	72,453	80,839
Current portion of accrued sulphur reclamation cost	11,131	12,145
Fair value of oil and gas derivative contracts	33,751	14,001
Current liabilities from discontinued operations	2,211	2,624
Total current liabilities	372,115	400,312
Senior secured revolving credit facility	163,000	274,000
5¼% convertible senior notes	115,000	115,000
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	231,621	213,898
Accrued sulphur reclamation costs	9,327	9,155
Contractual postretirement obligation	5,651	6,216
Fair value of oil and gas derivative contracts	9,464	7,516
Other long-term liabilities	16,891	16,962
Total liabilities	1,223,069	1,343,059
Stockholders' equity	430,660	372,229
Total liabilities and stockholders' equity	$1,653,729	$1,715,288

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil & Gas	$291,946	$51,375
Service	3,530	322
Total revenues	295,476	51,697
Costs and expenses:
Production and delivery costs	55,646	17,728
Depletion, depreciation and amortization	121,332	27,035
Exploration expenses	6,813	9,755
Loss on oil and gas derivative contracts	45,231	-
General and administrative expenses	9,012	6,397
Start-up costs for Main Pass Energy Hub™	1,617	2,705
Total costs and expenses	239,651	63,620
Operating income (loss)	55,825	(11,923)
Interest expense, net	(17,111)	(5,654)
Other income (expense), net	(627)	748
Income (loss) from continuing operations before income taxes	38,087	(16,829)
Provision for income taxes	(856)	-
Income (loss) from continuing operations	37,231	(16,829)
Income (loss) from discontinued operations	(856)	2,331
Net income (loss)	36,375	(14,498)
Preferred dividends and amortization of convertible preferred stock
issuance costs	(4,366)	(405)
Net income (loss) applicable to common stock	$32,009	$(14,903)

Basic net income (loss) per share of common stock:
Continuing operations	$0.61	$(0.61)
Discontinued operations	(0.02)	0.08
Net income (loss) per share of common stock	$0.59	$(0.53)

Diluted net income (loss) per share of common stock:
Continuing operations	$0.47	$(0.61)
Discontinued operations	(0.01)	0.08
Net income (loss) per share of common stock	$0.46	$(0.53)

Average shares outstanding:
Basic	53,956	28,358
Diluted	85,154	28,358

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$36,375	$(14,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	856	(2,331)
Depreciation, depletion and amortization	121,332	27,035
Exploration drilling and related expenditures (reimbursements)	(735)	1,124
Compensation expense associated with stock-based awards	1,941	6,507
Amortization of deferred financing costs	1,256	604
Unrealized loss on oil and gas derivative contracts	41,591	-
Loss on induced conversion of convertible senior notes	699	-
Reclamation expenditures	(912)	(721)
Prepayment of reclamation expenditures by third-party owners	4,146	-
Increase in restricted cash	(3,783)	(6)
Other	(320)	(524)
(Increase) decrease in working capital:
Accounts receivable	(38,924)	(7,613)
Accounts payable and accrued liabilities	8,004	(8,810)
Prepaid expenses and inventories	2,204	10,140
Net cash provided by continuing operations	173,730	10,907
Net cash used in discontinued operations	(914)	(2,429)
Net cash provided by operating activities	172,816	8,478

Cash flow from investing activities:
Exploration, development and other capital expenditures	(51,379)	(38,379)
Acquisition of oil and gas properties	(3,500)	-
Increase in restricted investments	-	(54)
Net cash used in continuing operations	(54,879)	(38,433)
Net cash activity from discontinued operations	-	-
Net cash used in investing activities	(54,879)	(38,433)

Cash flow from financing activities:
Payments under senior secured revolving credit facility, net	(111,000)	(28,750)
Proceeds from senior secured term loan	-	100,000
Financing costs	-	(2,177)
Dividends paid on convertible preferred stock	(4,755)	(374)
Payments for induced conversion of convertible senior notes	(699)	-
Proceeds from exercise of stock options and other	66	1,109
Net cash (used in) provided by continuing operations	(116,388)	69,808
Net cash activity from discontinued operations	-	-
Net cash (used in) provided by financing activities	(116,388)	69,808
Net increase in cash and cash equivalents	1,549	39,853
Cash and cash equivalents at beginning of year	4,830	17,830
Cash and cash equivalents at end of period	$6,379	$57,683

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations and Freeport Energy continues to pursue plans for a multifaceted energy services facility, including the potential development of liquefied natural gas (LNG) facilities and natural gas storage capabilities at the Main Pass Energy Hub (MPEH™) project.  With the discontinuation of McMoRan’s sulphur operations in 2002, its sulphur results are presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of restricted cash amounts within the statements of cash flow.

2.  ACQUISITION OF GULF OF MEXICO SHELF PROPERTIES
On August 6, 2007, MOXY completed the acquisition of substantially all of the proved oil and gas property interests and related assets of Newfield Exploration Company (Newfield) located on the outer continental shelf of the Gulf of Mexico for total cash consideration of $1.1 billion and the assumption of the related reclamation obligations (the 2007 oil and gas property acquisition). McMoRan also acquired 50 percent of Newfield’s interests in unproved exploration leases on the outer continental shelf of the Gulf of Mexico shelf and a majority of Newfield’s interests in the leases associated with the Treasure Island and Treasure Bay ultra deep prospects. McMoRan funded this acquisition through borrowings under its senior secured revolving credit facility and an interim bridge loan facility.  For additional information regarding the 2007 oil and gas property acquisition and related financing activities see Notes 2 and 6 of the 2007 Form 10-K.

The allocation of the purchase price to the acquired assets and assumed liabilities is based on McMoRan’s valuation estimates.  The purchase price allocation is expected to be finalized in the near term. McMoRan does not believe there will be material changes to these amounts in the future.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the closing of the 2007 oil and gas property acquisition (August 6, 2007) (in thousands):

Cash paid for acquired assets at closing (August 6, 2007)	$1,076,286
Estimated oil & gas reclamation costs	267,537
Net assets acquired at closing	1,343,823
Post closing adjustments	(35,649	) [a]
Other acquisition related costs	13,416	[b]
Net assets acquired	$1,321,590

a.	Represents net cash flow from the operation of the acquired properties during the period from July 1, 2007 (effective date) to August 6, 2007 (closing date).
b.	Includes $3.5 million contingency accrual settled in the first quarter of 2008.

The allocation of the purchase price of the acquired properties at the date of acquisition follows:

Accounts receivable	$35,649
Oil and gas property, plant and equipment	1,321,590
Asset retirement obligations	(267,537)
Other accrued liabilities	(13,416)
Cash paid for acquired assets at closing (August 6, 2007)	$1,076,286

The following unaudited pro forma financial information for the three months ended March 31, 2007 assumes that MOXY acquired the properties from Newfield effective January 1, 2007 (amounts in thousands, except for per share data).

Revenues	$197,293
Operating loss	(26,682)
Net loss	(57,566)
Basic and diluted net loss per share of common stock	$(2.03)

3.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below.

	March 31,	December 31,
	2008	2007
Senior secured revolving credit facility	$163,000	$274,000
11.875% senior notes	300,000	300,000
5¼% convertible senior notes	115,000	115,000
6% convertible senior notes	76,363	100,870
Other	2,666	10,665
Total debt	657,029	800,535
Less current maturities	(79,029)	(111,535)
Long-term debt	$578,000	$689,000

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  At March 31, 2008, the borrowing limit of the credit facility was $580 million.  Under its terms, the credit facility’s borrowing limit is being reduced by $60 million each quarter during 2008, resulting in a $400 million borrowing limit at December 31, 2008. Credit availability under the facility is subject to a borrowing base which is recalculated semi-annually each April 1 and October 1.  In addition to the borrowings outstanding at March 31, 2008, McMoRan also has $100 million of letters of credit issued under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (Note 2).   At March 31, 2008, McMoRan’s unused borrowing capacity under the credit facility totaled $317 million.  The average interest rate on borrowings under McMoRan’s credit facilities was 5.87 percent and 8.49 percent during the three months ended March 31, 2008 and 2007, respectively.  During the quarter ended March 31, 2008, interest expense on the credit facility totaled $5.7 million, including $2.0 million of amortization expense associated with the related deferred financing costs and other fees.  During the same period in 2007, interest expense totaled $0.6 million, including $0.4 million of amortization expense associated with deferred financing costs.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan was in compliance with these covenants at March 31, 2008.

Debt Conversion Transactions
McMoRan’s 6% convertible senior notes are due July 2, 2008 (6% notes).  During the three months ended March 31, 2008, McMoRan privately negotiated transactions to induce the conversion of $24.5 million of its 6% notes into approximately 1.72 million shares of its common stock.  McMoRan paid an aggregate $0.7 million in cash to induce these conversions, which is reflected as non-operating expense in the consolidated statements of operations.

Since March 31, 2008 and through April 28, 2008, McMoRan has privately negotiated transactions to induce the conversion of an additional $7.3 million of its 6% notes into approximately 0.5 million shares of its common stock, thereby reducing the outstanding principal balance of the 6% notes to $69.1 million. McMoRan paid an aggregate $0.1 million to induce these conversions, which will be reflected as non-operating expense in McMoRan’s second quarter 2008 statement of operations.

Senior Term Loan
Effective January 19, 2007, MOXY entered into a senior term loan agreement (term loan).  The term loan agreement provided for a five-year, $100 million term loan facility. Proceeds at closing, net of related fees and discounts, totaled approximately $98.0 million.  McMoRan used the net proceeds to repay borrowings then outstanding under the revolving credit facility.   See Note 6 of the 2007 Form 10-K regarding repayment of the term loan in connection with McMoRan’s 2007 oil and gas property acquisition.

Fair Value of Debt
The fair value of our 5¼% and 6% convertible senior notes and our 11.875% senior notes are determined at each reporting period using inputs based upon quoted prices for such instruments in active markets.  As of March 31, 2008, the estimated fair value of our 5¼% and 6% convertible senior notes and our 11.875% senior notes was $140.6 million, $93.7 million and $301.5 million, respectively.  The fair value of our senior secured revolving credit facility, which has a variable interest rate that floats with changes in market interest rates, approximates carrying value.

4.  EARNINGS PER SHARE
Basic net income (loss) per share of common stock has been calculated by dividing the net income (loss) applicable to continuing operations, net income (loss) from discontinued operations and net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented.  For purposes of the earnings per share computations, the net income (loss) applicable to continuing operations includes preferred stock dividends and related amortization of the associated issuance costs.

The table below reconciles McMoRan’s basic net income per share to its diluted net income per share for the three months ended March 31, 2008 (amounts in thousands, except per share data):

Basic net income from continuing operations	$32,865
Add: Preferred dividends from assumed conversion of 6¾% mandatory
convertible preferred stock	4,366
Add: Net interest from assumed conversion of 6% convertible senior notes	1,297
Add: Net interest from assumed conversion of 5¼% convertible senior notes	1,565
Diluted net income from continuing operations	40,093
Loss from discontinued operations	(856)
Diluted net income applicable to common stock	$39,237

Weighted average common shares outstanding for purpose of calculating
basic net income per share	53,956
Assumed exercise of dilutive stock options [a,b]	1,008
Assumed exercise of stock warrants [a,c]	504
Assumed conversion of 6¾% mandatory convertible preferred stock [d]	17,389
Assumed conversion of 6% convertible senior notes [e]	5,359
Assumed conversion of 5¼% convertible senior notes [f]	6,938
Weighted average common shares outstanding
for purposes of calculating diluted net income per share	85,154

Diluted net income per share from continuing operations	$0.47
Diluted net loss per share from discontinued operations	(0.01)
Diluted net income per share	$0.46

McMoRan had a net loss from continuing operations in the first quarter of 2007.  Accordingly, the assumed exercise of stock options and stock warrants, as well as the assumed conversion of McMoRan’s 5% mandatorily redeemable convertible preferred stock, 6% convertible senior notes and 5¼% convertible senior notes, were excluded from the diluted net loss per share calculations.  These instruments were excluded because they are considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share from continuing operations during the three months ended March 31, 2007.  The excluded share amounts are summarized below (in thousands):

Stock options [a,b]	608
Stock warrants [a,c]	1,511
5% convertible preferred stock [g]	6,205
6% convertible senior notes [e]	7,079
5¼% convertible senior notes [f]	6,938

a.	McMoRan uses the treasury stock method to determine total shares relating to in-the-money stock options and stock warrants to include in its diluted earning per share calculation.
b.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
c.
Includes in-the-money stock warrants issued to K1 USA Energy Production Corporation in December 2002 (1.74 million shares) and September 2003 (0.76 million shares).  The warrants are exercisable for McMoRan common stock at any time over their respective five-year terms at an exercise price of $5.25 per share.  In December 2007, the stock warrant for 1.74 million common shares was exercised.  See Note 5 of McMoRan’s 2007 Form 10-K for additional information regarding the warrants.

d.	See Note 8 of McMoRan’s 2007 Form 10-K for information regarding McMoRan’s 6¾% mandatory convertible preferred stock.
e.
The 6% convertible senior notes, issued in July 2003, are convertible at the option of the holder at any time prior to their maturity on July 2, 2008 into shares of McMoRan common stock at a conversion price of $14.25 per share.  Net interest expense on the 6% convertible senior notes totaled $1.3 million and $1.5 million during the first quarter of 2008 and 2007, respectively. Additional information regarding McMoRan’s 6% convertible senior notes is disclosed in Note 6 of the 2007 Form 10-K.

f.
The 5¼% convertible senior notes, issued in October 2004, are convertible at the option of the holder at any time prior to their maturity on October 6, 2011 into shares of McMoRan common stock at a conversion price of $16.575 per share.   Net interest expense on the 5¼% convertible senior notes totaled $1.6 and $1.4 million during the first quarter of 2008 and 2007, respectively. Additional information regarding McMoRan’s 5¼% convertible senior notes is disclosed in Note 6 of the 2007 Form 10-K.

g.
See Note 8 of McMoRan’s 2007 Form 10-K for information regarding McMoRan’s 5% mandatorily redeemable convertible preferred stock, including the conversion of the shares into approximately 6.2 million shares of common stock during 2007.

Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows:

	First Quarter
	2008	2007
Outstanding options (in thousands)	4,416	5,730
Average exercise price per share	$18.01	$17.44

5.  DERIVATIVE CONTRACTS
In connection with the closing of the 2007 oil and gas property acquisition (Note 2) and related financing, MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010.  At March 31, 2008, McMoRan’s oil and gas derivative contracts were as follows:

	Natural Gas Positions (million MMbtu)
	Open Swap Positions [a]		Put Options [b]
	Annual	Average	Annual	Average	Total
	Volumes	Swap Price [c]	Volumes	Floor [c]	Volumes
2008	8.8	$8.68	6.6	$6.00	15.4
2009	7.3	$8.97	3.2	$6.00	10.5
2010	2.6	$8.63	1.2	$6.00	3.8

	Oil Positions (thousand bbls)
	Open Swap Positions [a]		Put Options [b]
	Annual	Average	Annual	Average	Total
	Volumes	Swap Price [d]	Volumes	Floor [d]	Volumes
2008	379	$73.29	288	$50.00	667
2009	322	$71.82	125	$50.00	447
2010	118	$70.89	50	$50.00	168

a.	Covering periods January-June and November-December of the respective years. Contracts for the period January-March 2008 have been settled, resulting in realized losses of $3.6 million.
b.	Covering periods July-October of the respective years.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, changes in the related fair values using observable measurable inputs (based on quoted market prices and corroborated by transaction counterparty acknowledgements) are recognized immediately in McMoRan’s operating results at each reporting period. For the quarter ended March 31, 2008, McMoRan had a cumulative realized loss of $3.6 million resulting from settlement of contracts expiring during January-March 2008.  During the first quarter of 2008, McMoRan’s realized and unrealized (gains)/losses on these contracts were as follows (in thousands):

	Realized	Unrealized	Total
Gas puts	$-	$1,597	$1,597
Oil puts	-	6	6
Gas swaps	(3,872)	40,596	36,724
Oil swaps	7,512	(608)	6,904
Loss on oil and gas derivative contracts	$3,640	$41,591	$45,231

The original cost of the put options was $4.6 million.  There was no initial cost for entering into the swap contracts.  At March 31, 2008, the fair value of the derivative contracts was as follows (in thousands):

	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$85	$2	$-	$-	$87
Other assets	773	78	110	-	961
Current liabilities	-	-	(20,128)	(13,623)	(33,751)
Other long-term liabilities	-	-	(2,913)	(6,551)	(9,464)
Fair value of contracts	$858	$80	$(22,931)	$(20,174)	$(42,167)

6.  INCOME TAXES
As of January 1, 2008 and March 31, 2008, McMoRan had approximately $264.6 million and $251.7 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance on these deferred tax assets (see Note 11 of McMoRan’s 2007 Form 10-K).  McMoRan’s effective tax rate would be reduced in future periods to the extent these deferred tax assets are recognized. Internal Revenue Code provisions limit the application of alternative minimum tax net operating losses to ninety percent of defined alternative minimum taxable income, and the first quarter 2008 tax provision of $0.9 million reflects this limitation.  No benefit for resulting alternative minimum tax credits has been recognized in McMoRan’s statement of operations for the three months ended March 31, 2008. Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  McMoRan recently added producing properties in Texas.  Tax periods open to audit for McMoRan include federal and Louisiana income tax returns subsequent to 2003.

7. OIL AND GAS ACTIVITIES
Exploration and Operations.
Since 2004, McMoRan has participated in 17 discoveries on 32 prospects that have been drilled and fully evaluated.   McMoRan has investments in five in-progress or unevaluated wells totaling $70.6 million at March 31, 2008, including $22.9 million for the Blueberry Hill well, $15.4 million for the Mound Point South well and $2.2 million for the Mound Point East well (all located at Louisiana State Lease 340) and $29.6 million for the JB Mountain Deep well at South Marsh Island Block 224 and $0.5 million for the South Timbalier Block 168 No. 1 well.

          McMoRan’s investments in Blueberry Hill and JB Mountain Deep have been capitalized for a period in excess of one year following the completion of their drilling operations.  The Blueberry Hill well encountered four potentially productive zones below 22,200 feet in February 2005.  The well has been assigned proved reserves by an independent petroleum engineering firm for each of the three years in the period ending December 31, 2007. McMoRan received the specialized equipment necessary to complete the well in the fourth quarter of 2006 and initial completion activities were undertaken in the first half of 2007.  The well has been unable to produce because of a blockage above the perforated interval.  A sidetrack well is being planned to target sands in a down dip position to this original wellbore.  The JB Mountain Deep well at South Marsh Island Block 224 reached its total depth of 24,600 feet in April 2006.  Wireline logs indicated 120 gross feet of potential hydrocarbon bearing sands at a depth of 21,900 feet and also indicated another 115 gross feet of potential hydrocarbon bearing sands at a depth of 24,250 feet.   A protective liner has been set and the well has been temporarily abandoned. Information obtained from the Blueberry Hill well and the Hurricane Deep well at South Marsh Island Block 217, which commenced production in January 2008, will be incorporated in the future plans for the JB Mountain well, as all three areas demonstrate similar geologic settings and are targeting the same deep Miocene sands.

The Pecos well located at West Pecan Island in Vermilion Parish, Louisiana commenced production in August 2006.  Production rates subsequently decreased and McMoRan initiated remedial operations in an attempt to stimulate the well’s production in the first quarter of 2007.  These efforts were unsuccessful and McMoRan subsequently recompleted the well to the upper productive interval.  After producing and depleting the reserves from the upper productive zone, McMoRan will consider drilling a sidetrack well to recover additional identified potential reserves.  McMoRan’s investment in the Pecos well totaled $4.2 million at March 31, 2008.

The King of the Hill well commenced production in August 2006 from the same reservoir as other productive wells in adjacent lease blocks. During 2007 the well began producing significant amounts of water, and the operator recently completed the well to a deeper zone also being produced in an adjacent lease block, although production has not yet been established. McMoRan and the operator continue to work towards establishing production from the deeper zone and are evaluating future alternatives in the original reservoir. McMoRan’s investment in the King of the Hill well was $9.9 million at March 31, 2008.

If current or future well stimulation or completion efforts are not successful in generating production that will allow McMoRan to recover its investment in any of the respective wells referenced above, McMoRan may be required to write down its investment in such properties to their net realizable value.  See Note 1 of McMoRan’s 2007 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

The determination of oil and gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Subsequent evaluation of the same reserves may result in variations in estimated reserves and related estimates of future cash flows. These variations may be substantial.  If the capitalized costs of an individual oil and gas property exceed the related estimated future net cash flows, an impairment charge to reduce the capitalized costs to the property’s estimated fair value is required.  For more information regarding the risks associated with the reserve estimation process see Item 1A. “Risk Factors” located in McMoRan’s 2007 Form 10-K.

Accrued Reclamation Obligations.
McMoRan follows SFAS No. 143 “Accounting for Asset Retirement Obligations” in determining amounts to record for the fair value of obligations associated with the removal of long-lived assets in the period they are incurred.  For more information regarding McMoRan’s accounting for asset retirement obligations see Notes 1 and 13 of McMoRan’s 2007 Form 10-K.   A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2007 follows (in thousands):

Oil and Natural Gas
Asset retirement obligation at beginning of year	$294,737
Liabilities settled	(846)[a]
Accretion expense	5,982
Reclamation costs assumed from third parties	4,146	[b]
Incurred liabilities	55
Revision for changes in estimates	-
Asset retirement obligations at March 31, 2008	$304,074

Sulphur
Asset retirement obligations at beginning of year:	$21,300
Liabilities settled	(1,059)
Accretion expense	217
Revision for changes in estimates	-
Asset retirement obligation at March 31, 2008	$20,458

a. Approximately $0.1 million of costs paid in 2008 relate to amounts that were included in accounts payable at December 31, 2007.
b. Represents reimbursement paid to McMoRan for future reclamation expenditures. McMoRan has assumed the third parties’ reclamation liability in these specific fields.

Inventory.
Product inventories totaled $0.9 million at March 31, 2008 and $1.5 million at December 31, 2007, consisting entirely of oil associated with operations at Main Pass Block 299.  Materials and supplies inventory totaled $8.9 million at March 31, 2008 and $10.0 million at December 31, 2007, and represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. These costs will be partially reimbursed by third party participants in wells supplied with these materials.  McMoRan’s inventories are stated at the lower of weighted average cost or market.  There have been no required adjustments to reduce the carrying value of McMoRan’s inventories for any of the periods presented.

8. OTHER MATERS
Interest Cost.
Interest expense capitalized by McMoRan totaled $1.2 million in the first quarter of 2008 and $1.1 million in the first quarter of 2007.

Pension Plan.
During 2000, McMoRan elected to terminate its defined benefit plan.  McMoRan received notification dated April 14, 2008 that the Internal Revenue Service and the Pension Benefit Guaranty Corporation each have approved the plan’s termination and McMoRan will liquidate and distribute the plan’s assets in the coming months.  As a result, McMoRan will be required to fund the approximate $2.3 million shortfall between the plan’s obligations and the underlying plan assets.  McMoRan also provides certain health care and life insurance benefits (Other Benefits) to retired employees.  For more information regarding these Pension and Other Benefit plans see Note 10 of McMoRan’s 2007 Form 10-K.  The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 for these plans follow (in thousands):

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$-	$-	$7	$5
Interest cost	22	58	84	86
Return on plan assets	(9)	(18)	-	-
Amortization of prior service costs
and actuarial gains	-	-	(1)	14
Net periodic benefit expense	$13	$40	$90	$105

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of McMoRan’s 2007 Form 10-K.  Compensation cost charged to expense for stock-based awards is shown below (in thousands).

	Three Months Ended
	March 31,
	2008	2007
Stock options awarded to employees (including directors)	$1,781	$6,281
Stock options awarded to non-employees and advisory directors	128	220
Restricted stock units	32	6
Total compensation cost	$1,941	$6,507

McMoRan had a minimal amount of stock options available for grant to its employees at December 31, 2007.  On January 28, 2008, McMoRan’s Board of Directors granted a total of 1,678,500 stock options to its employees at an exercise price of $15.04 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of compensation in 2008.  Issuance of all stock options granted on January 28, 2008 is subject to shareholder approval of a proposed new stock incentive plan at the annual shareholders’ meeting to be held on June 5, 2008. If approved, the related fair values of such grants will be charged to expense in future periods in accordance with SFAS 123R, including future interim periods in 2008.  The closing price of McMoRan’s stock was $30.51 on May 7, 2008.  See Note 10 of McMoRan’s 2007 Form 10-K.

As of March 31, 2008, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $8.2 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive Income (loss).
McMoRan did not have any other comprehensive income (loss) items until it adopted SFAS 158 “Accounting for Defined Benefit and Other Postretirement Plans” on December 31, 2006 (see Note 1 of McMoRan’s 2007 Form 10-K).  McMoRan’s comprehensive income (loss) is shown below (in thousands).

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$36,375	$(14,498)
Other comprehensive income (loss)
Amortization of previously unrecognized pension
components, net	(1)	14
Comprehensive income (loss)	$36,374	$(14,484)

9.  NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. In many of its pronouncements, the FASB has previously concluded that fair value information is relevant to the users of financial statements and has required (or permitted) fair value as a measurement objective. However, prior to the issuance of this statement, there was limited guidance for applying the fair value measurement objective in GAAP. This statement does not require any new fair value measurements in GAAP.  McMoRan adopted SFAS No. 157 on January 1, 2008 with no material changes to its financial position or results of operations.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy consists of three broad levels:

•	Level 1: valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

•	Level 2: valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

•
Level 3:  valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The only financial instruments reported at fair value are McMoRan's derivative instruments, which are discussed in Note 5.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure certain financial instruments and certain other items at fair value. McMoRan adopted SFAS No. 159 on January 1, 2008 with no impact to its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method.”  SFAS 141(R) requires an acquirer to recognize 100 percent of the fair values of acquired assets, with limited exceptions, even if the acquirer has not acquired 100 percent of its target.  Additionally, contingent consideration arrangements and preacquisition contingencies will be measured at fair value on the acquisition date and included in the basis of the purchase price.  Transaction costs will now be expensed as incurred and not considered as part of the fair value of the acquisition; however, acquired research and development will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not allowed. McMoRan’s accounting for its 2007 oil and gas property acquisition is not affected by this new standard.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a)

how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. McMoRan is currently evaluating the impact that SFAS No. 161 will have on its financial statements.

10.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 6 and 15 of McMoRan’s 2007 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, the parent, MOXY and its subsidiaries, as guarantor, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at March 31, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and cash flow for the three months ended March 31, 2008 and 2007, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$150	$6,001	$228	$-	$6,379
Accounts receivable	-	154,675	-	-	154,675
Inventories	-	9,773	-	-	9,773
Prepaid expenses	3,675	2,186	-	-	5,861
Fair value of derivative contracts	-	87	-	-	87
Current assets from discontinued
operations	-	-	3,097	-	3,097
Total current assets	3,825	172,722	3,325	-	179,872
Property, plant and equipment, net	-	1,441,513	31	-	1,441,544
Sulphur business assets, net	-	-	345	-	345
Investment in subsidiaries	1,026,971	-	-	(1,026,971)	-
Amounts due from affiliates	-	81,349	3,953	(85,302)	-
Deferred financing costs and other
assets	13,663	18,178	127	-	31,968
Total assets	$1,044,459	$1,713,762	$7,781	$(1,112,273)	$1,653,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	223	73,659	121	-	$74,003
Accrued liabilities	2,338	75,085	964	-	78,387
Current portion of debt	79,029	-	-	-	79,029
Current portion of oil and gas
accrued reclamation costs	-	72,453	-	-	72,453
Other current liabilities	19,870	35,031	-	-	54,901
Current liabilities from discontinued
operations	-	-	13,342	-	13,342
Total current liabilities	101,460	256,228	14,427	-	372,115
Long-term debt	415,000	163,000	-	-	578,000
Amounts due to affiliates	85,302	-	-	(85,302)	-
Accrued oil and gas reclamation costs	-	231,621	-	-	231,621
Accrued sulphur reclamation costs	-	-	9,327	-	9,327
Other long-term liabilities	12,037	11,182	8,787	-	32,006
Total liabilities	613,799	662,031	32,541	(85,302)	1,223,069
Commitments and contingencies
Stockholders’ equity (deficit)	430,660	1,051,731	(24,760)	(1,026,971)	430,660
Total liabilities and stockholders’ equity	$1,044,459	$1,713,762	$7,781	$(1,112,273)	$1,653,729

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Freeport
	McMoRan	MOXY	Energy	Eliminations	McMoRan
	(in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143	$3,446	$1,241	$-	$4,830
Accounts receivable	885	127,805	-	-	128,690
Inventories	-	11,507	-	-	11,507
Prepaid expenses	12,833	1,498	-	-	14,331
Fair value of derivative contracts	-	16,623	-	-	16,623
Current assets from discontinued
operations	-	-	3,029	-	3,029
Total current assets	13,861	160,879	4,270	-	179,010
Property, plant and equipment, net	-	1,503,328	31	-	1,503,359
Sulphur business assets, net	-	-	349	-	349
Investment in subsidiaries	971,176	-	-	(971,176)	-
Amounts due from affiliates	-	68,341	5,987	(74,328)	-
Deferred financing costs and other
Assets	14,135	18,308	127	-	32,570
Total assets	$999,172	$1,750,856	$10,764	$(1,045,504)	$1,715,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	222	97,300	299	-	$97,821
Accrued liabilities	2,110	65,006	1,176	-	68,292
Current portion of debt	111,535	-	-	-	111,535
Current portion of oil and gas
accrued reclamation costs	-	80,839	-	-	80,839
Other current liabilities	11,723	15,333	-	-	27,056
Current liabilities from discontinued
operations	-	-	14,769	-	14,769
Total current liabilities	125,590	258,478	16,244	-	400,312
Long-term debt	415,000	274,000	-	-	689,000
Amounts due to affiliates	74,328	-	-	(74,328)	-
Accrued oil and gas reclamation costs	-	213,898	-	-	213,898
Accrued sulphur reclamation costs	-	-	9,155		9,155
Other long-term liabilities	12,025	9,245	9,424	-	30,694
Total liabilities	626,943	755,621	34,823	(74,328)	1,343,059
Commitments and contingencies
Stockholders’ equity (deficit)	372,229	995,235	(24,059)	(971,176)	372,229
Total liabilities and stockholders’ equity	$999,172	$1,750,856	$10,764	$(1,045,504)	$1,715,288

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$291,946	$-	$-	$291,946
Service	-	3,530	-	-	3,530
Total revenues	-	295,476	-	-	295,476
Costs and expenses:
Production and delivery costs	-	55,660	(14)	-	55,646
Depreciation and amortization	-	121,332	-	-	121,332
Exploration expenses	-	6,813	-	-	6,813
Loss on oil and gas derivative contracts	-	45,231	-	-	45,231
General and administrative expenses	1,900	7,008	104	-	9,012
Start-up costs for Main Pass
Energy HubTM	-	-	1,617	-	1,617
Total costs and expenses	1,900	236,044	1,707	-	239,651
Operating income (loss)	(1,900)	59,432	(1,707)	-	55,825
Interest expense	(12,406)	(4,705)	-	-	(17,111)
Equity in earnings of consolidated					-
subsidiaries	52,219	-	-	(52,219)	-
Other income (expense), net	(682)	55			(627)
Income (loss) from continuing operations
before income taxes	37,231	54,782	(1,707)	(52,219)	38,087
Provision for income taxes	(856)	-	-	-	(856)
Income (loss) from continuing operations	36,375	54,782	(1,707)	(52,219)	37,231
Loss from discontinued operations	-	-	(856)	-	(856)
Net income (loss)	36,375	54,782	(2,563)	(52,219)	36,375
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(4,366)	-	-	-	(4,366)
Net income (loss) applicable to
common stock	$32,009	$54,782	$(2,563)	$(52,219)	$32,009

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2007

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$51,375	$-	$-	$51,375
Service	-	322	-	-	322
Total revenues	-	51,697	-	-	51,697
Costs and expenses:
Production and delivery costs	-	17,743	(15)	-	17,728
Depreciation and amortization	-	27,035	-	-	27,035
Exploration expenses	-	9,755	-	-	9,755
General and administrative expenses	1,221	5,126	50	-	6,397
Loss on oil and gas derivative contracts	-	-	-	-	-
Start-up costs for Main Pass
Energy HubTM	-	-	2,705	-	2,705
Total costs and expenses	1,221	59,659	2,740	-	63,620
Operating loss	(1,221)	(7,962)	(2,740)	-	(11,923)
Interest expense	(3,473)	(2,181)	-	-	(5,654)
Equity in losses of
consolidated subsidiaries	(10,289)	-	-	10,289	-
Other income, net	485	263			748
Income (loss) from continuing operations
before income taxes	(14,498)	(9,880)	(2,740)	10,289	(16,829)
Provision for income taxes	-	-	-	-	-
Income (loss) from continuing operations	(14,498)	(9,880)	(2,740)	10,289	(16,829)
Income from discontinued operations	-	122	2,209	-	2,331
Net income (loss)	(14,498)	(9,758)	(531)	10,289	(14,498)
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(405)	-	-	-	(405)
Net income (loss) applicable to
common stock	$(14,903)	$(9,758)	$(531)	$10,289	$(14,903)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2008

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$7,197	$168,434	$(1,901)	$173,730
Net cash used in discontinued operations	-	-	(914)	(914)
Net cash provided by (used in)
operating activities	7,197	168,434	(2,815)	172,816

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(51,379)	-	(51,379)
Acquisition of oil and gas properties, net	-	(3,500)	-	(3,500)
Net cash used in investing activities	-	(54,879)	-	(54,879)

Cash flow from financing activities:
Net payments under revolving credit
facility	-	(111,000)	-	(111,000)
Dividends paid on convertible preferred
stock	(4,755)	-	-	(4,755)
Payments for induced conversion of
convertible senior notes	(699)	-	-	(699)
Proceeds from exercise of stock
options, warrants and other	66	-	-	66
Investment from parent	(1,802)	-	1,802	-
Net cash provided by (used in)
financing activities	(7,190)	(111,000)	1,802	(116,388)

Net increase (decrease) in cash and
cash equivalents	7	2,555	(1,013)	1,549
Cash and cash equivalents at beginning
of year	143	3,446	1,241	4,830
Cash and cash equivalents at end of
year	$150	$6,001	$228	$6,379

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2007

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$19,668	$(9,149)	$388	$10,907
Net cash provided by (used in)
discontinued operations	-	123	(2,552)	(2,429)
Net cash provided by (used in)
operating activities	19,668	(9,026)	(2,164)	8,478

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(38,379)	-	(38,379)
Increase in restricted investments	(54)	-	-	(54)
Net cash used in investing activities	(54)	(38,379)	-	(38,433)

Cash flow from financing activities:
Net borrowings under revolving credit
facility	-	(28,750)	-	(28,750)
Proceeds from senior secured term loan	-	100,000	-	100,000
Financing costs	-	(2,177)	-	(2,177)
Dividends paid on convertible preferred
stock	(374)	-	-	(374)
Proceeds from exercise of stock
options, warrants and other	1,109	-	-	1,109
Investment from parent	(3,800)	-	3,800	-
Net cash provided by (used in)
financing activities	(3,065)	69,073	3,800	69,808

Net increase in cash and cash
equivalents	16,549	21,668	1,636	39,853
Cash and cash equivalents at beginning
of year	16,593	1,030	207	17,830
Cash and cash equivalents at end of
year	$33,142	$22,698	$1,843	$57,683

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan’s ratio of earnings to fixed charges was 3.0 to 1.0 for the three months ended March 31, 2008. McMoRan sustained losses from continuing operations totaling $16.8 million for the first quarter of 2007, which were inadequate to cover its fixed charges of $6.8 million for the three month period.  For this calculation, earnings consist of loss from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2008, and the related consolidated statements of operations and cash flow for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2007, and the related consolidated statements of operations, cash flow and changes in stockholders’ equity (deficit) for the year then ended (not presented herein), and in our report dated March 14, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
April 28, 2008

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area. We have one of the largest acreage positions in the shallow waters of the Gulf of Mexico and Gulf Coast areas, which are our regions of focus. Our focused strategy enables us to make efficient use of our geological, engineering and production strengths in the area in which we have more than 35 years of operating experience. We also believe that our increased scale of operations in the Gulf of Mexico will provide synergies and a strong platform from which we will be able to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary. In addition to our oil and gas operations, we are pursuing a multifaceted energy services development of the Main Pass Energy Hub™ (MPEH™) project, including the potential development of a liquefied natural gas (LNG) regasification and storage facility through our other wholly-owned subsidiary, Freeport Energy.

We expect to continue to pursue growth in reserves and production through the exploration, exploitation and development of our existing oil and gas prospects and new potential prospects. Exploration will continue to be the focus in our continued efforts to maximize value. With our 2007 oil and gas property acquisition (Note 2) and recent discoveries, we also have additional opportunities to create value through exploration, development and exploitation of these properties.

Our technical and operational expertise is primarily in the Gulf of Mexico. We leverage this expertise by attempting to identify exploration opportunities with high potential, high risk drilling prospects in this region. We continue to focus on enhancing reserve and production growth by emphasizing and applying advanced geological, geophysical and drilling technologies. Our exploration strategy, which we refer to as the “deeper pool concept,” involves exploring prospects that lie below shallower intervals on the Deep Miocene geologic trend that have had significant past production. A significant advantage to our “deeper pool” exploration strategy is that infrastructure to support the production and delivery of product is in most cases already available, meaning discoveries generally can be brought on line quickly and at lower development costs. We believe our techniques for identifying reservoirs using structural geology augmented by 3-D seismic data will enable us to identify and exploit additional “deeper pool” prospects at drilling depths exceeding 15,000 feet.

Implementing our business strategy will require significant expenditures during 2008 and beyond. During the first quarter of 2008, we invested $51.4 million on capital-related projects primarily associated with our exploration activities and the subsequent development of the related discoveries. Our exploration, development and other capital expenditures for 2008 are expected to approximate $250 million, including approximately $90 million for exploration associated with our Flatrock prospect and other opportunities and $160 million in development costs. These expenditures also may increase to fund development costs associated with additional successful wells or to fund additional exploration opportunities that may be presented to us.  We also plan to spend approximately $60 million in 2008 to abandon and remove existing oil and gas structures from the Gulf of Mexico.  A substantial portion of these costs relate to costs associated with the removal of structures acquired in the 2007 oil and gas property acquisition that were severely damaged by hurricanes in 2005.  We plan to fund our exploration, development and reclamation activities with our operating cash flow and availability under our senior secured revolving credit facility. We will require commercial arrangements for the MPEH tm project to obtain financing, which may be in the form of additional debt and/or equity transactions. For additional information with respect to our liquidity position, see “Capital Resources and Liquidity” below.  The ultimate outcome of our efforts to enter into commercial arrangements on reasonable terms to develop the MPEH tm project and obtain additional financing is subject to various uncertainties, many of which are beyond our control. For additional information on these and other risks, see Item 1A. “Risk Factors” included in our 2007 Form 10-K.

North American Natural Gas and Oil Market Environment
North American natural gas averaged $8.72 per MMbtu during the first quarter of 2008.  Natural gas prices have recently increased to over $11 per MMbtu, reflecting decreased imports and higher than expected demand for natural gas during the first quarter of 2008.  The spot price for natural gas was $11.33 per MMbtu on May 7, 2008.  The market fundamentals for oil remain strong, reflecting market concerns over potential supply reliability combined with strong global demand.  Oil prices set new record highs during the first quarter of 2008, with recent prices exceeding $120 per barrel.  The average oil price for the first quarter of 2008 was $97.94 per barrel. The average price for crude oil was $123.53 per barrel as of May 7, 2008. Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in our 2007 Form 10-K). Our average realizations during the first quarter of 2008 were $9.06 per Mcf of natural gas and $97.40 per barrel for oil.

OPERATIONAL ACTIVITIES
Oil and Gas Activities
Our 2007 oil and gas property acquisition has significantly expanded our scale of operations. For additional information regarding this acquisition see Note 2 as well as Notes 2 and 6 of our 2007 Form 10-K.  Since 2004, we have participated in 17 discoveries on 32 prospects that have been drilled and evaluated. During 2007, we announced a potentially significant discovery called Flatrock on OCS Block 310 at South Marsh Island Block 212.

Following the initial discovery at Flatrock on South Marsh Island Block 212 in the OCS 310/Louisiana State Lease 340 area in approximately 10 feet of water, we continue to pursue opportunities in the area aggressively.  Recent results include the commencement of production at Flatrock No. 1 (location “A”) on January 28, 2008, successful delineation wells at Flatrock No. 2 and No. 3 (location “B” and “D”) and a production test of the Flatrock No. 2 well at a gross rate of 114 MMcfe/d.  Production can be brought on line quickly using the Tiger Shoal facilities in the immediate area.

The Flatrock No. 3 well, which is targeting additional Operc sands below 17,100 feet, has been sidetracked to 16,800 feet.  The well has a proposed total depth of 18,800 feet.  The Flatrock No. 4 well (location “C”) commenced drilling on April 9, 2008 at a location 2,750 feet north of the Flatrock No. 1 well and 3,200 feet south-southeast of the Flatrock No. 2 well and is drilling below 11,800 feet to a proposed total depth of 18,500 targeting Rob-L and Operc sands seen in the area.

The following is a status report on activities in the Flatrock area:

Flatrock Wells	Total Pay Intervals	Net Feet of Pay [a]	Status [b]
No. 1 – “A” location Discovery Well	8	260	Gross production currently approximates 47 MMcfe/d,~11 MMcfe/d [c] net to us
No. 2 – “B” location Delineation Well	8	289	Tested 103 MMcf/d and 1,890 bbls/d gross, 21.4 MMcfe/d net, first production expected mid-2008
No. 3 – “D” location Delineation Well	3	126	Spud November 5, 2007; sidetracked to 16,800’ with a proposed total depth of 18,800'
No. 4 – “C” location Development Well	n/a	n/a	Spud April 9, 2008; targeting Rob-L and Operc sands with a proposed total depth of 18,500’

a.	Confirmed with wireline logs.
b.	Status is reported as of May 7, 2008.
c.	Our net rate is currently benefiting from Federal Royalty Relief.

We have five wells that are in progress or not yet fully evaluated.  Our aggregate investment in these wells at March 31, 2008 totaled $70.6 million, including $22.9 million for the Blueberry Hill well, $15.4 million for the Mound Point South well and $2.2 million for the Mound Point East well (all located at Louisiana State Lease 340), $29.6 million for the JB Mountain Deep well located at South Marsh Island Block 224 and $0.5 million for the South Timbalier Block 168 No. 1 well.  We expect to commence production from the Cottonwood Point discovery well at Vermilion Block 31 in the second quarter of 2008.

The status of wells in progress as of May 7, 2008 is as follows:

	Working Interest (%)	Net Revenue Interest (%)	Prospect Acreage [a]	Water Depth (feet)	Proposed Total Depth [b] (feet)	Recent Depth (feet)	Spud Date
Exploratory Wells:
South Marsh Island Block 212 “Flatrock No. 3”	25.0	18.8	3,805	10	18,800	16,800	November 5, 2007
South Timbalier Block 168 “No. 1 well”	32.3[c]	26.3	24,512	70	33,000	30,964	March 18, 2008
Louisiana State Lease 340 “Mound Point East”	32.5	23.2	2,385	5	18,050	12,700	March 31, 2008
Development Well:
South Marsh Island Block 212 “Flatrock No. 4”	25.0	18.8	3,805	10	18,500	11,800	April 9, 2008

a.	Gross acres encompassing prospect to which we retain exploration rights.
b.	Planned target vertical depth, which is subject to change.
c.	Reflects working interest after casing point.

We re-entered the South Timbalier Block 168 No. 1 wellbore, formerly known as the Blackbeard West No. 1 ultra deep exploratory well, with the Rowan Gorilla IV rig on March 18, 2008 and commenced drilling new hole on April 16, 2008.  The well has been deepened to 30,964 feet and wireline logs have indicated that the well has encountered a potential hydrocarbon bearing zone, which will be further evaluated after the well is drilled to a deeper depth.  The well has been repermitted to a proposed total depth of 33,000 feet and we plan to deepen the well to evaluate additional targets.  The well is the deepest ever drilled below the mud line in the Gulf of Mexico.

Acreage Position
As of March 31, 2008, we owned or controlled interests in 587 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 1.50 million gross acres (0.64 million acres net to our interests). Our acreage position includes 1.29 million gross acres (0.57 million acres net to our interest) located on the outer continental shelf of the Gulf of Mexico, of which approximately 0.4 million gross acres (less than 0.1 million net to our interests) are scheduled to expire over the remainder of 2008.  None of our expiring acreage is located in the Louisiana State Lease 340 or the OCS 310 lease areas.  We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies but that would partially revert to us upon the achievement of a specified production threshold or the achievement of specified net production proceeds.

Production Update
Our net production rate increased to an average of 294 MMcfe/d during the first quarter of 2008 compared with 70 MMcfe/d in the first quarter of 2007. Our average net daily production for the full year and the second quarter of 2008 is expected to approximate 285 MMcfe/d.  These estimates are higher than amounts previously reported because of stronger performance from the properties acquired in 2007 and from the Flatrock No.1 well.  Initial production from the Flatrock No. 2 and Cottonwood Point well is expected in mid-2008.  Production estimates may change as additional information with respect to Flatrock and/or other exploration prospects is received and evaluated.

JB Mountain and Mound Point Area Development Activities
We are a participant in a program that began in 2002 and includes the JB Mountain and Mound Point Offset discoveries.  Under terms of the program, the third party partner is funding all of the costs attributable to our interests in the properties, and will own all of the program’s interests until the program’s aggregated production totals 100 Bcfe attributable to the program’s net revenue interest, at which point 50 percent of the program’s interest would revert to us.  There are three producing wells and approximately 13,000 gross acres on Louisiana State Lease 340 and OCS 310 that are subject to this arrangement.  The three producing wells averaged an aggregate gross rate of approximately 21 MMcfe/d during the first quarter of 2008.  We believe there are further exploration and development opportunities associated with this acreage.

MAIN PASS ENERGY HUBTM PROJECT

In addition to our oil and gas operations, we are continuing to pursue a multifaceted energy services development of the MPEHtm project, including the potential development of an LNG regasification and storage facility through Freeport Energy. The MPEHtm project is located offshore in the Gulf of Mexico, 38 miles east of Venice, Louisiana at our Main Pass facilities. Following an extensive review, in January 2007 the Maritime Administration approved our license application for the MPEHtm project. The MPEHtm facility is approved with a capacity of regasifying LNG at a peak rate of 1.6 Bcf per day, storing 28 Bcf of natural gas in salt caverns and delivering 3.1 Bcf of natural gas per day, including gas from storage, to the U.S. market. As of March 31, 2008, we have incurred approximately $54.7 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $1.6 million in the first quarter of 2008.  These expenditures include the funding of the advancement of license process and the pursuit of commercial and financing arrangements for the project.  As of March 31, 2008, we have recognized a liability of $10.7 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project as described above.

For additional information regarding the MPEHtm project, including estimates related to capital expenditures, see “Business — Business Strategy — Main Pass Energy Hubtm Project” in Items 1. and 2. “Business and Properties” in our 2007 Form 10-K.

RESULTS OF OPERATIONS

Our only segment is “Oil and Gas.” We are pursuing a new segment, “Energy Services,” whose start-up activities are reflected as a single expense line item within our consolidated statements of operations under the caption “Start-up Costs for Main Pass Energy Hubtm.” See “Discontinued Operations” below for information regarding our former sulphur segment.

We use the successful efforts accounting method for our oil and gas operations, which requires exploration costs, other than costs of successful drilling and in-progress exploratory wells, to be charged to expense as incurred.

Our operating results have changed substantially following our 2007 oil and gas property acquisition (Note 2).  Our first quarter 2008 results of operations include amounts from these properties as summarized below (in thousands):

	Three Months
	Ended March 31,
	2008

Revenues:
Oil and natural gas	$214,030
Service	2,823
Total revenues	216,853
Cost and Expenses:
Production and delivery costs	34,461	[a]
Depreciation and amortization	91,823
Exploration expenses	55
General and administrative expenses	1,224	[b]
Total costs and expenses	127,563
Operating income	$89,290

a.	Includes lease operating expenses of $24.3 million, $2.5 million for workover costs and $7.7 million for transportation, production taxes and other related costs.
b.	Only includes cost directly allocated to the acquired properties and excludes all compensation costs. Amounts primarily reflect costs related to our office in Houston, Texas.

In addition to the revenues and expenses from the 2007 oil and gas property acquisition, our first quarter 2008 operating income of $55.8 million reflects (a) aggregate realized and unrealized losses of $45.2 million associated with the mark-to-market adjustment of the fair values of our oil and gas derivative contracts; (b) exploration expenses of $6.8 million, which includes $2.0 million of seismic data purchases; and (c) $1.6 million of start-up costs associated with MPEHTM.

Our operating loss for the first quarter of 2007 totaled $11.9 million, which included (a) $3.2 million of charges to depreciation, depletion and amortization expense for increased estimates of accrued reclamation costs for the Vermilion Block 160 and Ship Shoal Block 296 fields; (b) $9.8 million of exploration expenses; (c) $6.5 million of non-cash compensation costs associated with stock-based awards (see “Stock-Based Compensation” below); and (d) $2.7 million of start-up costs associated with MPEH™.

Summarized operating data are as follows:

	Three Months Ended
	March 31,
OPERATING DATA:	2008[a]	2007
Sales Volumes
Gas (thousand cubic feet, or Mcf)	17,875,400	3,849,100
Oil (barrels)	1,089,100	344,400
Plant products (per Mcf equivalent) [b]	2,486,300	435,500
Average Realization
Gas (per Mcf)	$ 9.06	$ 7.59
Oil (per barrel)	97.40	54.24

a.
Sales volumes associated with the 2007 oil and gas property acquisition totaled approximately 13.2 billion cubic feet of natural gas (Bcf), 776,300 barrels of oil and condensate and 2.1 Bcf of equivalent plant products.

b.
We received approximately $23.9 million and $3.4 million of revenues associated with plant products (ethane, propane, butane, etc.) during the first quarters of 2008 and 2007, respectively (see “Oil and Gas Operations” below).

Oil and Gas Operations
As shown in the table above, the 2007 oil and gas property acquisition had a significant impact on our operating results for the quarter ended March 31, 2008.

Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

First
Quarter
Oil and natural gas revenues – prior year period	$51,375
Increase (decrease)
Price realizations:
Natural gas	8,791
Oil and condensate	12,310
Sales volumes:
Natural gas	6,526
Oil and condensate	(1,711)
Properties acquired in 2007	214,030
Plant products revenue	628
Other	(3)
Oil and natural gas revenues - current year period	$291,946

Our oil and natural gas sales volumes totaled 26.9 billion cubic feet of natural gas equivalent (Bcfe) in the first quarter of 2008 and 6.4 Bcfe in the first quarter of 2007. The increase in 2008 from 2007 reflects the 2007 oil and gas property acquisition in August 2007 partially offset by a 19 percent decrease in production from our legacy properties.  Average realizations received for both oil and natural gas sold during the first quarter of 2008 increased 72 percent for oil and 25 percent for natural gas over amounts received in 2007 (see “—North American Natural Gas and Oil Market Environment” above).   Revenues from plant products totaled $23.9 million in the first quarter of 2008 compared with $3.4 million in the prior year period.

Our service revenues totaled $3.5 million in the first quarter of 2008 and $0.3 million in the same period of 2007.  These increases were related to additional production and handling fees from the processing of third party production and reimbursements of standard industry overhead fees associated with the 2007 oil and gas property acquisition.

Production and delivery costs. The following table reflects our production and delivery costs for the three months ended March 31, 2008 and 2007 (in millions, except per Mcfe amounts):

		Per		Per
	2008	Mcfe	2007	Mcfe
Lease operating expense	$32.8	$1.22	$ 8.7	$1.37
Workover costs	3.9	0.14	3.1	0.48
Insurance	7.9	0.30	3.2	0.51
Transportation and production taxes	10.7	0.40	2.4	0.39
Other	0.3	0.01	0.3	0.04
Total	$55.6	$2.07	$17.7	$2.79

 Our higher lease operating expense reflects increased production, including the amounts associated with the 2007 oil and gas property acquisition.  The 11 percent decrease in the per Mcfe amount for lease operating expense reflects our ability to leverage our increased scale of operations through better pricing on materials and services.  We are continuing to evaluate alternatives to lower our operating costs. Our workover costs during the first quarter of 2008 primarily reflect remedial operations at the King of the Hill well at High Island Block 131, South Timbalier Block 148 and Ship Shoal Block 58.

During 2007, our workover costs were related primarily to work at Eugene Island Block 97, the Eugene Island Block 193 C-1 and C-2 wells and efforts to restore production from the Cane Ridge well at Louisiana State Lease 18055.

Our insurance costs reflect incremental costs for coverage of the oil and gas properties acquired in 2007.  Increased production taxes over the prior year reflect the commencement of production from the Point Chevreuil and Laphroaig wells located in St. Mary, Parish, Louisiana.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the three months ended March 31, 2008 and 2007 (in millions, except per Mcfe amounts):

		Per		Per
	2008	Mcfe	2007	Mcfe
Depletion and depreciation expense	$115.3	$4.29	$23.4	$3.69
Accretion expense	6.0	0.22	3.6	0.57
Impairment charges/losses	-	-	-	-
Total	$121.3	$4.51	$27.0	$4.26

Our depletion, depreciation and amortization rates are affected by estimates of proved reserve quantities, which are subject to a significant level of uncertainty, especially for fields with little or no production history.  Subsequent revisions to individual fields’ reserve estimates can yield significantly different depletion, depreciation and amortization rates.  The increase in our depletion, depreciation and amortization expense in the first quarter of 2008 over prior years primarily reflects production from the 2007 oil and gas property acquisition and from new discoveries.

The increase in accretion expense over the prior year primarily reflects the effect of reclamation obligations assumed in the 2007 oil and gas property acquisition.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates.   As more fully explained in Item 1A, “Risk Factors” in our 2007 Form 10-K, a combination of any or all of these conditions could require impairment charges to be recorded in future periods.

The Pecos well located at West Pecan Island in Vermilion Parish, Louisiana commenced production in August 2006.  Production rates subsequently decreased and we initiated remedial operations in an attempt to stimulate the well’s production in the first quarter of 2007.  These efforts were unsuccessful and we subsequently recompleted the well to the upper productive interval.  After producing and depleting the reserves from the upper productive zone, we will consider drilling a sidetrack well to recover additional identified potential reserves.  Our investment in the Pecos well totaled $4.2 million at March 31, 2008.

The King of the Hill well commenced production in August 2006 from the same reservoir as other productive wells in adjacent lease blocks. During 2007 the well began producing significant amounts of water, and the operator recently completed the well to a deeper zone also being produced in an adjacent lease block, although production has not yet been established. We and the operator continue to work towards establishing production from the deeper zone and are evaluating future alternatives in the original reservoir. Our investment in the King of the Hill well was $9.9 million at March 31, 2008.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Geological and geophysical,
including 3-D seismic purchases [a]	$5.5	$6.9
Non productive exploratory costs, including
related lease costs	(0.7)[b]	1.1	[c]
Other	2.0	1.8
	$6.8	$9.8

a.
Includes compensation costs associated with outstanding stock-based awards totaling $0.9 million in the first quarter of 2008 and $3.2 million in the first quarter of 2007 (see “Stock-Based Compensation” below and Note 8).  Also includes $2.0 million in the first quarter of 2008 and $0.5 million in the first quarter of 2007 of seismic purchases.

b.	Primarily reflects the reimbursement from third parties of nonproductive exploratory well drilling and related costs previously charged to expense.
c.	Primarily reflects the nonproductive exploratory well drilling and related costs associated with the “Marlin” well at Grand Isle Block 18 evaluated to be nonproductive in January 2007.

Other Financial Results
Operating
General and administrative expense totaled $9.0 million in the first quarter of 2008 and $6.4 million in the first quarter of 2007.  Our general and administrative costs in the first quarter of 2008 reflect increased personnel associated with administering the 2007 oil and gas property acquisition, partially offset by reduced stock based compensation costs.  Total stock based compensation costs decreased from $3.1 million in the first quarter of 2007 to $1.0 million in the first quarter of 2008 (see “Stock-Based Compensation” below).

In the first quarter of 2008, we recorded an aggregate of $45.2 million in losses associated with our oil and gas derivative contracts, including $41.6 million of unrealized mark-to-market adjustments related to the fair values of open oil and gas derivative contracts at March 31, 2008 and $3.6 million of realized losses resulting from the settlement of contracts expiring during the quarter (Note 5).

Non-Operating
Interest expense, net of capitalized interest, totaled $17.1 million in the first quarter of 2008 and $5.7 million in the first quarter of 2007.  Capitalized interest totaled $1.2 million in the first quarter of 2008 and $1.1 million in the first quarter of 2007.  The increased interest expense for 2008 reflects our higher average debt balances, which were incurred to fund the 2007 oil and gas property acquisition (Notes 2 and 3).

Other expense totaled $0.6 million in the first quarter of 2008, including $0.7 million of costs to induce the conversion of $24.5 million of our 6% convertible senior notes into 1.72 million shares of our common stock offset in part by interest income.  Other income totaled $0.7 million in the first quarter of 2007, primarily representing interest income.

Discontinued Operations
Our discontinued operations resulted in a net loss of $0.9 million in the first quarter of 2008 compared with income of $2.3 million in the first quarter of 2007.  The current aggregate estimated closure cost for Port Sulphur facilities is approximately $8.6 million.  We are accelerating the closure of the Port Sulphur facilities and are considering several alternatives under our reclamation plans.  We incurred approximately $1.1 million of these costs in the three months ended March 31, 2008.  We estimate that we may incur these costs over the next twelve months under our currently anticipated closure plan, which is subject to change pending regulatory approval of the final plans.  Summarized results of our discontinued operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Sulphur retiree costs	$335	$435
Caretaking costs	216	184
Accretion expense – sulphur
reclamation obligations	218	434
Insurance	5	388
General and administrative and legal	63	59
Other	19	(3,831)[a]
Loss (income) from discontinued operations	$856	$(2,331)

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

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	Three Months Ended
	March 31,
	2008	2007
Continuing operations
Operating	$173.7	$10.9
Investing	(54.9)	(38.4)
Financing	(116.4)	69.8

Discontinued operations
Operating	(0.9)	(2.4)
Investing	-	-
Financing	-	-

Total cash flow
Operating	172.8	8.5
Investing	(54.9)	(38.4)
Financing	(116.4)	69.8

First-Quarter 2008 Cash Flows Compared with First-Quarter 2007

Operating Cash Flows
Increased operating cash flow from our continuing operations in 2008 reflect increased oil and natural gas production and revenues primarily associated with the 2007 oil and gas property acquisition (Note 2) and higher average realizations for both natural gas and oil.   The increase in cash flow from our operations was partially offset by a $28.7 million use of cash for working capital requirements.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $51.4 million for the first quarter of 2008 and  are expected to approximate $250 million for 2008, including approximately $90 million for exploration associated with Flatrock and other opportunities and $160 million in development costs.  These expenditures also may increase to fund development costs associated with additional successful wells or to fund additional exploration opportunities that may be presented to us.  We also plan to spend approximately $60 million in 2008 to abandon and remove existing oil and gas structures from the Gulf of Mexico, a substantial amount of which is associated with structures acquired in the 2007 oil and gas property acquisition that were severely damaged by hurricanes in 2005.  We plan to fund our exploration and development activities with borrowings under our senior secured revolving credit facility (see "Senior Secured Revolving Credit Facilities" below) and our operating cash flow.  We will require commercial arrangements to obtain financing for the MPEH™ project.  We may also pursue additional funding through potential debt and/or equity financing for our oil and gas and MPEH™ activities.  Although we intend to fund our near-term expenditures with available cash, operating cash flows and borrowings under our senior secured revolving credit facility, we may need to raise additional capital through future equity and/or debt transactions to continue our drilling activities and other project developments.

Financing Cash Flows
Our financing activities during the first quarter of 2008 reflect net payments of amounts borrowed under our senior secured financing arrangements of $111.0 million. Financing cash flow in the first quarter of 2007 reflects the net borrowings under our senior secured financing arrangements of $69.1 million (see “Senior Secured Revolving Credit Facility" and "Senior Term Loan" below).

Our continuing operations’ financing activities also included payments of dividends on our 6¾% mandatory convertible preferred stock totaling $4.8 million in the first quarter of 2008 compared with dividends paid on our 5% mandatorily redeemable convertible preferred stock of $0.4 million in the first quarter of 2007.  All outstanding shares of our 5% mandatorily redeemable convertible preferred stock were converted into common stock during the second quarter of 2007.  Proceeds received from the exercise of stock options totaled $0.1 million in the first quarter of 2008 and $1.1 million in the first quarter of 2007.

Senior Secured Revolving Credit Facility
Our variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  At March 31, 2008, the borrowing limit of the credit facility was $580 million.  Under its terms, the credit facility’s borrowing limit is being reduced by $60 million each quarter during 2008, resulting in a $400 million borrowing limit at December 31, 2008. Credit availability under the facility is subject to a borrowing base which is recalculated semi-annually each April 1 and October 1.  In addition to the borrowings outstanding at March 31, 2008, we also have $100 million of letters of credit issued under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (Note 2).   At March 31, 2008, our unused borrowing capacity under the credit facility totaled $317 million.  The average interest rate on borrowings under the facility was 5.87 percent and 8.49 percent during the three months ended March 31, 2008 and 2007, respectively.  During the quarter ended March 31, 2008, interest expense on the credit facility totaled $5.7 million, including $2.0 million of amortization expense associated with the related deferred financing costs and other fees.  During the same period in 2007, interest expense totaled $0.6 million, including $0.4 million of amortization expense associated with deferred financing costs.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We were in compliance with these covenants at March 31, 2008.

Senior Term Loan
In January 2007, we entered into a senior term loan agreement (term loan) (Note 3). The loan agreement provided for a five-year, $100 million second lien senior secured term loan facility, which was scheduled to mature in January 2012.   At the closing of the 2007 oil and gas property acquisition, we repaid and terminated the term loan. See Note 6 of our 2007 Form 10-K for more information regarding the repayment of the term loan.

Debt Conversion Transactions
Our 6% convertible senior notes are due July 2, 2008.  During the three months ended March 31, 2008, we privately negotiated transactions to induce the conversion of $24.5 million of our 6% convertible senior notes into approximately 1.72 million shares of our common stock.  We paid an aggregate $0.7 million to induce these conversions, which is reflected as non-operating expense in the consolidated statements of operations.

In April 2008, we privately negotiated transactions to induce conversion of $7.3 million of our 6% convertible senior notes into approximately 0.5 million shares of our common stock.  In May 2008, we privately negotiated transactions to induce conversion of an additional $7.3 million of our 6% convertible senior notes into approximately 0.5 million shares of our common stock.  These transactions reduced the outstanding principal balance of the 6% convertible senior notes to $61.7 million.  We paid an aggregate $0.3 million to induce these conversions, which will be reflected as non-operating expense in our second quarter 2008 consolidated statement of operations.

STOCK-BASED COMPENSATION

For information regarding our accounting for stock-based awards see Note 1 of our 2007 Form 10-K.  Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended
	March 31,
	2008	2007
General and administrative expenses	$981	$3,056
Exploration expenses	889	3,214
Main Pass Energy Hub start-up costs	71	237
Total stock-based compensation cost	$1,941	$6,507

Our stock based compensation for the first quarter of 2008 decreased from amounts charged to expense in the comparable period last year as a result of the timing of stock option grants to our employees.  On January 28, 2008, our Board of Directors granted a total of 1,678,500 stock options to our employees at an exercise price of $15.04 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to our Co-Chairmen in lieu of cash compensation in 2008.  Issuance of all stock options granted on January 28, 2008 is subject to shareholder approval of a proposed new stock incentive plan at the annual shareholders’ meeting to be held on June 5, 2008.  If approved, the related fair values of such grants will be charged to expense in future periods in accordance with SFAS 123R, including future interim periods in 2008.  The closing price of our stock was $30.51 on May 7, 2008.  See Note 10 in the 2007 Form 10-K.

As of March 31, 2008, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $8.2 million, which is expected to be recognized over a weighted average period of approximately one year.

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. In many of its pronouncements, the FASB has previously concluded that fair value information is relevant to the users of financial statements and has required (or permitted) fair value as a measurement objective. However, prior to the issuance of this statement, there was limited guidance for applying the fair value measurement objective in GAAP. This statement does not require any new fair value measurements in GAAP.  We adopted SFAS No. 157 on January 1, 2008 with no material changes to our financial position or results of operations.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy consists of three broad levels:

•	Level 1: valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

•	Level 2: valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

•
Level 3:  valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

The only financial instruments reported at fair value are our derivative instruments, which are discussed in Note 5.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 on January 1, 2008 with no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method.”  SFAS 141(R) requires an acquirer to recognize 100 percent of the fair values of acquired assets, with limited exceptions, even if the acquirer has not acquired 100 percent of its target.  Additionally, contingent consideration arrangements and preacquisition contingencies will be measured at fair value on the acquisition date and included in the basis of the purchase price.  Transaction costs will now be expensed as incurred and not considered as part of the fair value of the acquisition; however, acquired research and development will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not allowed. Our accounting for our 2007 oil and gas property acquisition is not affected by this new standard.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on our financial statements.

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

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our financial plans; our indebtedness; acquisitions; our exploration and development plans and the potential development of the MPEH™ project; our ability to satisfy the MMS reclamation obligations with respect to Main Pass and our environmental obligations; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and natural gas; trends in oil and natural gas prices; amounts and timing of capital expenditures and reclamation costs; and our ability to obtain necessary permits for new operations.  Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in our 2007 Form 10-K.

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2007. Our senior secured revolving credit facility (see “Senior Secured Revolving Credit Facility” and Note 3) has a variable rate, which exposes us to interest rate risk.  Based on our outstanding borrowings under the revolving credit facility and interest rates at March 31, 2008, a change of 100 basis points in applicable annual interest rates would have an approximate $1.6 million annual pre-tax impact on our results of operations and cash flows.  Because the interest rate on our 11.875% senior notes is fixed, the fair value of these notes fluctuates over time as result of changes in market interest rates, our market credit ratings and other factors.  Without consideration of other factors, the fair value of our 11.875% senior notes will generally increase as market interest rates fall and, conversely, will decrease as interest rates rise.  The estimated fair value of our 11.875 senior notes as of March 31, 2008 was approximately $301.5 million.  The fair values of our 5¼% and 6% convertible senior notes are more closely aligned with changes in our common stock price as opposed to changes in market interest rates. The related fair values, were approximately $140.6 million and $93.7 million, respectively, as of March 31, 2008.

In connection with our 2007 oil and gas property acquisition (Note 2), we entered into various hedging contracts for a portion of our projected 2008-2010 sales of oil and natural gas (see “Gulf of Mexico Property Acquisition” and Note 5).  The sensitivity of a $1.00 per mmbtu change from the average swap price for the natural gas volumes covered by the hedging contracts is $8.8 million in 2008, $7.3 million in 2009 and $2.6 million in 2010.  The sensitivity of a $5.00 per barrel change in the average swap price for the oil volumes covered by the hedging contracts is $1.9 million in 2008, $1.6 million in 2009 and $0.6 million in 2010.   The sensitivity of a $1.00 per mmbtu change in natural gas prices from the $6.00 per mmbtu contract put price is approximately $6.6 million in 2008, $3.2 million in 2009 and $1.2 million in 2010.   The sensitivity of a $5.00 per barrel change in crude oil prices from the $50.00 per barrel contract put price is approximately $1.4 million in 2008, $0.6 million in 2009 and $0.3 million in 2010.

For more information, please refer to the consolidated financial statements and notes thereto included in our 2007 Form 10-K.

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

Item 1A.  Risk Factors.
There have been no material changes to our risk factors since the year ended December 31, 2007. For more information, please read Item 1A included in our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)           In May 2008, we privately negotiated transactions with holders to induce conversion of $7.3 million of our 6% Convertible Senior Notes due 2008 into 0.5 million shares of our common stock. This transaction is in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933.

(c)           Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2008 and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: May 8, 2008

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of August 1, 1998		S-4	333-61171	10/06/1998
3.1	Amended and Restated Certificate of Incorporation of McMoRan		10-K	001-07791	03/25/1999
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of McMoRan		10-Q	001-07791	05/13/2003
3.3	Amended and Restated By-Laws of McMoRan as amended effective January 30, 2006		8-K	001-07791	02/03/2006
4.1	Form of Certificate of McMoRan Common Stock		S-4	333-61171	10/06/1998
4.2	Rights Agreement dated as of November 13, 1998		10-K	001-07791	03/25/1999
4.3	Amendment to Rights Agreement dated December 28, 1998		10-K	001-07791	03/25/1999
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
			8-K	001-07791	10/07/2004
10.1	Main Pass 299 Sulphur and Salt Lease, effective May 1, 1988		10-K	001-07791	04/16/2002

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
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
		10-Q	001-07791	11/01/2007
10.14	Credit Agreement dated as of August 12 2007, among McMoRan Exploration Col, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	001-07791	11/01/2007
10.15*	McMoRan Adjusted Stock Award Plan, as amended and restated	10-Q	001-07791	05/10/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
10.16*	McMoRan 1998 Stock Option Plan, as amended and restated	10-Q	001-07791	05/10/2007
10.17*	McMoRan 1998 Stock Option Plan for non-Employee Directors		10-Q	001-07791	05/10/2007
10.18*	McMoRan Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan		10-Q	001-07791	08/04/2005
10.19*	McMoRan 2000 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.20*	McMoRan Form of Notice of Grant of Nonqualified Stock Options under the 2000 Stock Incentive Plan		10-Q	001-07791	08/04/2005
10.21*	McMoRan 2001 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.22*	McMoRan 2003 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.23*	McMoRan’s Performance Incentive Awards Program as amended effective February 1, 1999		10-K	001-07791	03/25/1999
10.24*	McMoRan Form of Notice of Grant of Nonqualified Stock Options under the 2001 Stock Incentive Plan		10-Q	001-07791	08/04/2005
10.25*	McMoRan Form of Restricted Stock Unit Agreement Under the 2001 Stock Incentive Plan		10-Q	001-07791	08/09/2007
10.26*	McMoRan Exploration Co. Executive Services Program		8-K	001-07791	05/05/2006
10.27*	McMoRan Form of Notice of Grants of Nonqualified Stock Options under the 2003 Stock Incentive Plan		10-Q	001-07791	08/04/2005
10.28*	McMoRan Form of Restricted Stock Unit Agreement Under the 2003 Stock Incentive Plan		10-Q	001-07791	08/09/2007
10.29*	McMoRan 2004 Director Compensation Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.30*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options under the 2004 Director Compensation Plan		8-K	001-07791	05/05/2006
10.31*
Agreement for Consulting Services between Freeport-McMoRan Inc. and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services Company as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998
			10-K	001-07791	03/25/1999
10.32*	Supplemental Letter Agreement between FM Services Company and B.M. Rankin, Jr. effective as of January 1, 2008		10-K	001-07791	03/17/2008
10.33*	McMoRan Director Compensation		10-K	001-07791	03/15/2005
10.34*	McMoRan Exploration Co. 2005 Stock Incentive Plan		10-Q	001-07791	05/10/2007
10.35*	Form of Notice of Grant of Nonqualified Stock Options under the 2005 Stock Incentive Plan		8-K	001-07791	05/06/2005
10.36*	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan		10-Q	001-07791	08/09/2007
10.37*	McMoRan Exploration Co. Supplemental Executive Capital Accumulation Plan	X
10.38*	McMoRan Exploration Co. Supplemental Executive Capital Accumulation Plan Amendment One	X
12.1	Computation of Ratio of Earnings to Fixed Charges		10-K	001-07791	03/17/2008
14.1	Ethics and Business Conduct Policy		10-K	001-07791	03/15/2004

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
15.1	Letter dated April 28, 2008 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
–––––––––––––––––––––––––
*  Indicates management contract or compensatory plan or agreement.