Form 10-Q
period 2008-06-30
MCMORAN EXPLORATION CO /DE/
filed 2008-08-07
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). ☐Yes ☒ No

On June 30, 2008, there were issued and outstanding 60,751,259 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2008	2007
	(In Thousands)
ASSETS
Cash and cash equivalents	$523	$4,830
Accounts receivable	221,017	128,690
Inventories	12,946	11,507
Prepaid expenses	4,248	14,331
Fair value of oil and gas derivative contracts	-	16,623
Current assets from discontinued operations, including restricted cash
of $0.5 million	3,024	3,029
Total current assets	241,758	179,010
Property, plant and equipment, net	1,382,230	1,503,359
Sulphur business assets, net	342	349
Restricted investments and cash	22,311	7,036
Fair value of oil and gas derivative contracts	162	4,317
Deferred financing costs	17,734	21,217
Total assets	$1,664,537	$1,715,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$112,631	$97,821
Accrued liabilities	100,851	68,292
6% convertible senior notes	43,503	100,870
Other short term borrowings	-	10,665
Accrued interest and dividends payable	9,898	13,055
Current portion of accrued oil and gas reclamation costs	73,780	80,839
Current portion of accrued sulphur reclamation cost	10,659	12,145
Fair value of oil and gas derivative contracts	64,417	14,001
Current liabilities from discontinued operations	1,727	2,624
Total current liabilities	417,466	400,312
Senior secured revolving credit facility	4,500	274,000
5¼% convertible senior notes	74,720	115,000
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	230,783	213,898
Accrued sulphur reclamation costs	9,498	9,155
Contractual postretirement obligation	5,781	6,216
Fair value of oil and gas derivative contracts	21,124	7,516
Other long-term liabilities	24,425	16,962
Total liabilities	1,088,297	1,343,059
Stockholders' equity	576,240	372,229
Total liabilities and stockholders' equity	$1,664,537	$1,715,288

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas	$372,321	$44,988	$664,267	$96,363
Service	3,187	360	6,717	682
Total revenues	375,508	45,348	670,984	97,045
Costs and expenses:
Production and delivery costs	69,505	16,618	125,151	34,346
Depletion, depreciation and amortization	121,001	15,530	242,333	42,565
Exploration expenses	27,480	5,348	34,293	15,103
Loss on oil and gas derivative contracts	70,775	-	116,006	-
General and administrative expenses	18,237	4,415	27,249	10,812
Start-up costs for Main Pass Energy Hub™	1,645	2,752	3,262	5,457
Insurance recovery	(3,391)	-	(3,391)	-
Total costs and expenses	305,252	44,663	544,903	108,283
Operating income (loss)	70,256	685	126,081	(11,238)
Interest expense, net	(12,520)	(5,755)	(29,631)	(11,409)
Other income (expense), net	(1,897)	833	(2,524)	1,581
Income (loss) from continuing operations before income taxes	55,839	(4,237)	93,926	(21,066)
Provision for income taxes	(1,009)	-	(1,865)	-
Income (loss) from continuing operations	54,830	(4,237)	92,061	(21,066)
Income (loss) from discontinued operations	(748)	(1,102)	(1,604)	1,229
Net income (loss)	54,082	(5,339)	90,457	(19,837)
Preferred dividends and amortization of convertible preferred
stock issuance costs	(4,357)	(1,147)	(8,723)	(1,552)
Net income (loss) applicable to common stock	$49,725	$(6,486)	$81,734	$(21,389)

Basic net income (loss) per share of common stock:
Continuing operations	$0.88	$(0.19)	$1.50	$(0.79)
Discontinued operations	(0.01)	(0.04)	(0.03)	0.04
Net income (loss) per share of common stock	$0.87	$(0.23)	$1.47	$(0.75)

Diluted net income (loss) per share of common stock:
Continuing operations	$0.64	$(0.19)	$1.11	$(0.79)
Discontinued operations	(0.01)	(0.04)	(0.02)	0.04
Net income (loss) per share of common stock	$0.63	$(0.23)	$1.09	$(0.75)

Average common shares outstanding :
Basic	57,450	28,882	55,703	28,620
Diluted	88,278	28,882	86,783	28,620

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$90,457	$(19,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	1,604	(1,229)
Depletion, depreciation and amortization	242,333	42,565
Exploration drilling and related expenditures	11,873	1,335
Compensation expense associated with stock-based awards	20,875	8,740
Amortization of deferred financing costs	2,757	1,192
Unrealized loss on oil and gas derivative contracts	84,802	-
Loss on induced conversions of convertible senior notes	2,663	-
Reclamation expenditures	(4,005)	(2,858)
Prepayment of reclamation expenditures by third party owners	2,859	-
Increase in restricted cash	(7,567)	-
Other	(262)	(448)
(Increase) decrease in working capital:
Accounts receivable	(82,176)	(2,651)
Accounts payable and accrued liabilities	17,582	(13,774)
Prepaid expenses and inventories	(2,024)	25,032
Net cash provided by continuing operations	381,771	38,067
Net cash provided by discontinued operations	454	576
Net cash provided by operating activities	382,225	38,643

Cash flow from investing activities:
Exploration, development and other capital expenditures	(111,059)	(76,576)
Acquisition of oil and gas properties	1,112	-
Proceeds from restricted investments	-	3,019
Increase in restricted investments	-	(87)
Net cash used in continuing operations	(109,947)	(73,644)
Net cash from discontinued operations	-	-
Net cash used in investing activities	(109,947)	(73,644)

Cash flow from financing activities:
Payments under senior secured revolving credit facility, net	(269,500)	(28,750)
Proceeds from senior secured term loan	-	100,000
Financing costs	-	(2,635)
Dividends paid on convertible preferred stock	(9,108)	(747)
Payments for induced conversion of convertible senior notes	(2,663)	-
Proceeds from exercise of stock options and other	4,686	1,280
Net cash (used in) provided by continuing operations	(276,585)	69,148
Net cash from discontinued operations	-	-
Net cash (used in) provided by financing activities	(276,585)	69,148
Net (decrease) increase in cash and cash equivalents	(4,307)	34,147
Cash and cash equivalents at beginning of year	4,830	17,830
Cash and cash equivalents at end of period	$523	$51,977

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations and Freeport Energy continues to pursue plans for a multifaceted energy services facility, including the potential development of liquefied natural gas (LNG) facilities and natural gas storage capabilities at the Main Pass Energy Hub™ (MPEH™) project.

McMoRan maintains rights to a sulphur resource at Main Pass Block 299, and is evaluating the feasibility of producing this resource, which would require significant capital expenditures.  McMoRan ceased mining sulphur at Main Pass Block 299 in August 2000 and discontinued its sulphur downstream operations in 2002.  McMoRan’s sulphur operations are presented as discontinued operations and the major classes of assets and liabilities related to the sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in McMoRan’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented, all of which are of a normal recurring nature.

2.  ACQUISITION OF GULF OF MEXICO SHELF PROPERTIES
On August 6, 2007, MOXY completed the acquisition of substantially all of the proved oil and gas property interests and related assets of Newfield Exploration Company (Newfield) located on the outer continental shelf of the Gulf of Mexico for total cash consideration of $1.1 billion and the assumption of the related reclamation obligations (the 2007 oil and gas property acquisition). MOXY also acquired 50 percent of Newfield’s interests in unproved exploration leases on the outer continental shelf of the Gulf of Mexico shelf and a majority of Newfield’s interests in the leases associated with the Treasure Island and Treasure Bay ultra deep prospects (targets below 25,000 feet). McMoRan funded this acquisition through borrowings under its senior secured revolving credit facility and an interim bridge loan facility.  For additional information regarding the 2007 oil and gas property acquisition and related financing activities see Notes 2 and 6 of the 2007 Form 10-K.

The allocation of the purchase price to the acquired assets and assumed liabilities is based on McMoRan’s valuation estimates.  The adjusted purchase price and purchase price allocation is expected to be finalized in the third quarter. McMoRan does not believe there will be material changes to these amounts in the future.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the closing of the 2007 oil and gas property acquisition (August 6, 2007) (in thousands):

Cash paid for acquired assets at closing (August 6, 2007)	$1,076,286
Estimated oil & gas reclamation costs	269,668
Net assets acquired at closing	1,345,954
Post closing adjustments	(40,293)[a]
Other acquisition related costs	16,645	[b]
Net assets acquired	$1,322,306

a.	Represents net cash flow from the operation of the acquired properties during the period from July 1, 2007 (effective date) to August 6, 2007 (closing date).
b.	Includes $3.5 million contingency settled in the first quarter of 2008.

The allocation of the purchase price of the acquired properties at the date of acquisition follows (in thousands):

Accounts receivable	$35,649
Oil and gas property, plant and equipment	1,323,721
Asset retirement obligations	(269,668)
Other accrued liabilities	(13,416)
Cash paid for acquired assets at closing (August 6, 2007)	$1,076,286

The following unaudited pro forma financial information assumes MOXY acquired the properties from Newfield effective January 1, 2007 for the periods presented below (in thousands, except for per share data).

	Second Quarter	Six Months
	2007	2007
Revenues	$237,634	$434,927
Operating income	83,675	56,993
Net income (loss)	48,772	(8,784)
Basic net income (loss) per share of common stock	$1.55	$(0.48)
Diluted net income (loss) per share of common stock	1.08	(0.48)

3.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands).

	June 30,		December 31,
	2008		2007
Senior secured revolving credit facility	$4,500		$274,000
11.875% senior notes due 2014	300,000		300,000
5¼% convertible senior notes due 2011	74,720		115,000
6% convertible senior notes due 2008	43,503	[a]	100,870
Other	-		10,665
Total debt	422,723		800,535
Less current maturities	(43,503)		(111,535)
Long-term debt	$379,220		$689,000

a.	On July 2, 2008, the remaining holders of McMoRan’s 6% senior convertible notes elected to convert their notes into 3.05 million shares of McMoRan common stock.

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  During the second quarter of 2008, McMoRan entered into an amendment to the credit facility which reduced its borrowing capacity by $20 million to $500 million as of June 30, 2008.  The borrowing capacity will be reduced by $50 million on October 1 and December 31, 2008 to $400 million at December 31, 2008.

Availability under the credit facility is subject to a borrowing base which is recalculated semi-annually each April 1 and October 1.  In addition to the borrowings outstanding at June 30, 2008, McMoRan also has $100 million of letters of credit issued under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (Note 2).   At June 30, 2008, McMoRan’s unused borrowing capacity under the credit facility totaled $395.5 million.

The average interest rate on borrowings under the credit facility was 4.53 percent and 5.40 percent during the second quarter and six months ended June 30, 2008, respectively.  McMoRan did not have outstanding borrowings under the credit facility during the second quarter ended June 30, 2007.  The average interest rate on borrowings under the credit facility was 8.49 percent during the six months ended June 30, 2007.  Interest expense on the credit facility totaled $2.9 million and $7.6 million for the second quarter and six months ended June 30, 2008, respectively, including $1.3 million and $2.3 million of amortization expense associated with related deferred financing costs and other fees.  During the six months ended June 30, 2007, interest expense totaled $0.4 million, including $0.2 million of amortization expense and other fees.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan was in compliance with these covenants at June 30, 2008.

Debt Conversion Transactions
During the six months ended June 30, 2008, McMoRan privately negotiated transactions to induce the conversion of $39.1 million of its 6% convertible senior notes, which were scheduled to mature July 2, 2008 (6% notes), into approximately 2.75 million shares of its common stock.  McMoRan paid an aggregate of $1.0 million in cash to induce these conversions, which is reflected as a non-operating expense in the consolidated statements of operations.  Additionally, $18.2 million of the 6% notes were converted into approximately 1.3 million shares of McMoRan common stock in accordance with the terms of the 6% notes during the six months ended June 30, 2008.

On July 2, 2008, the remaining holders of the 6% notes elected to convert $43.5 million of the 6% notes into 3.05 million shares of McMoRan common stock (based on the $14.25 per share conversion price under the terms of the 6% notes), in lieu of redemption.

During the six months ended June 30, 2008, McMoRan also privately negotiated transactions to induce the conversion of $40.2 million of its 5¼% convertible senior notes due October 6, 2011 (5¼% notes) into approximately 2.4 million shares of its common stock.  McMoRan paid an aggregate $1.7 million in cash to induce these conversions, which is reflected as a non-operating expense in the consolidated statements of operations.  The 5¼% notes have a conversion price of $16.575 per share and are callable beginning October 6, 2009 if the closing price of McMoRan’s common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day period.

Senior Term Loan
Effective January 19, 2007, MOXY entered into a senior term loan agreement (term loan).  The term loan agreement provided for a five-year, $100 million term loan facility. Proceeds at closing, net of related fees and discounts, totaled approximately $98.0 million.  McMoRan used the net proceeds to repay borrowings then outstanding at that time under its previous revolving credit facility.   At the closing of the 2007 oil and gas property acquisition, McMoRan repaid this loan. See Note 6 of the 2007 Form 10-K for information regarding repayment of the term loan.

Fair Value of Debt
The fair value of the 5¼% notes, 6% notes and 11.875% senior notes due 2014 (11.875% senior notes) are determined at each reporting period using inputs based upon quoted prices for such instruments in active markets.  As of June 30, 2008, the estimated fair value of the 5¼% notes, 6% notes and 11.875% senior notes was $126.0 million, $83.6 million and $316.5 million, respectively.  The fair value of the credit facility, which has a variable interest rate that floats with changes in market interest rates, approximates carrying value.

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

The table below reconciles McMoRan’s basic net income per share to its diluted net income per share for the second quarter and six months ended June 30, 2008 (amounts in thousands, except per share data):

	Second	Six
	Quarter	Months
Basic net income from continuing operations	$50,473	$83,338
Add: Preferred dividends from assumed conversion of 6¾% mandatory
convertible preferred stock	4,357	8,723
Add: Net interest from assumed conversion of 6% notes	281	1,533
Add: Net interest from assumed conversion of 5¼% notes	1,017	2,548
Diluted net income from continuing operations	56,128	96,142
Loss from discontinued operations	(748)	(1,604)
Diluted net income applicable to common stock	$55,380	94,538

Weighted average common shares outstanding for purpose of calculating
basic net income per share	57,450	55,703
Assumed exercise of dilutive stock options [a,b]	2,738	1,897
Assumed exercise of stock warrants [a,c]	495	522
Assumed conversion of 6¾% mandatory convertible preferred stock [d]	17,346	17,368
Assumed conversion of 6% notes [e]	4,150	4,754
Assumed conversion of 5¼% notes [f]	6,099	6,519
Weighted average common shares outstanding
for purposes of calculating diluted net income per share	88,278	86,763

Diluted net income per share from continuing operations	$0.64	$1.11
Diluted net loss per share from discontinued operations	(0.01)	(0.02)
Diluted net income per share	$0.63	$1.09

McMoRan had a net loss from continuing operations for the second quarter and six months ended June 30, 2007.  Accordingly, McMoRan’s diluted per share calculation for these periods is the same as its basic net loss per share calculation because it excludes the assumed exercise of stock options and stock warrants whose exercise prices were less than the average market price of McMoRan’s common stock during these periods, as well as the assumed conversion of the 6% notes and 5¼% notes. The excluded share amounts for the second quarter and six months ended June 30, 2007 are summarized below (in thousands):

	Second	Six
	Quarter	Months
Stock options [a,b]	725	657
Stock warrants [a,c]	1,558	1,534
5% mandatorily redeemable convertible preferred stock [g]	-	-
6% convertible senior notes [e]	7,079	7,079
5¼% convertible senior notes [f]	6,938	6,938

a.	McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options and stock warrants for purposes of its diluted earning per share calculation.
b.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
c.
Includes in-the-money stock warrants issued to K1 USA Energy Production Corporation (K1) in December 2002 (1.74 million shares) and September 2003 (0.76 million shares).  The warrants were exercisable for McMoRan common stock at any time over their respective five-year terms at an exercise price of $5.25 per share.  In December 2007, K1 exercised the stock warrant for 1.74 million common shares.  In June 2008, K1 exercised the stock warrant for 0.76 million common shares in a cashless transaction and received 0.64 million common shares.  See Note 5 of the 2007 Form 10-K for additional information regarding the warrants.

d.	See Note 8 of the 2007 Form 10-K for information regarding McMoRan’s 6¾% mandatory convertible preferred stock.
e.
The 6% notes, issued in July 2003, were convertible at the option of the holder at any time prior to their maturity on July 2, 2008 into shares of McMoRan common stock at a conversion price of $14.25 per share.  Net interest expense on the 6% notes totaled $0.3 million and $1.4 million during the second quarter of 2008 and 2007, respectively, and $1.5 million and $2.9 million for the six month periods ended June 30, 2008 and 2007, respectively.  On July 2, 2008, the remaining holders converted the 6% notes into shares of McMoRan common stock.  Additional information regarding the 6% notes is discussed in Note 6 of the 2007 Form 10-K.

f.
The 5¼% notes, issued in October 2004, are convertible at the option of the holder at any time prior to their maturity on October 6, 2011 into shares of McMoRan common stock at a conversion price of $16.575 per share.   Net interest expense on the 5¼% notes totaled $1.0 and $1.4 million during the second quarter of 2008 and 2007, respectively, and $2.5 million and $2.7 million for the six month periods ended June 30, 2008 and 2007, respectively. Additional information regarding the 5¼% notes is discussed in Note 6 of the 2007 Form 10-K.

g.
All of the remaining shares of McMoRan’s 5% mandatorily redeemable convertible preferred stock (5% preferred stock) were converted into approximately 6.2 million shares of McMoRan common stock in the second quarter of 2007.  The conversion of the 5% preferred stock, which occurred in June 2007, did not have a material impact on the average shares outstanding for the second quarter and six months ended June 30, 2007.  See Note 8 of the 2007 Form 10-K for additional information regarding the 5% preferred stock.

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the second quarter and six months ended June 30, 2008 and 2007 are as follows:

	Second Quarter		Six Months
	2008	2007	2008	2007
Outstanding options (in thousands)	40	5,503	220	5,721
Average exercise price	$31.92	$17.57	$23.91	$17.43

5.  DERIVATIVE CONTRACTS
In connection with the closing of the 2007 oil and gas property acquisition (Note 2) and related financing, MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010. Excluding the put options, McMoRan has a total of 12.6 Bcf of natural gas and 0.6 million barrels of oil hedged through 2010, representing less than 5 percent of estimated proved reserves as of June 30, 2008. At June 30, 2008, McMoRan’s remaining outstanding oil and gas derivative contracts were as follows:

	Natural Gas Positions (million MMbtu)
	Open Swap Positions [a]		Put Options [b]
		Average		Average
	Volumes	Swap Price [c]	Volumes	Floor [c]
2008	2.7	$9.16	6.6	$6.00
2009	7.3	$8.97	3.2	$6.00
2010	2.6	$8.63	1.2	$6.00

	Oil Positions (thousand bbls)
	Open Swap Positions [a]		Put Options [b]
		Average		Average
	Volumes	Swap Price [d]	Volumes	Floor [d]
2008	120	$72.30	288	$50.00
2009	322	$71.82	125	$50.00
2010	118	$70.89	50	$50.00

a.
Covering periods January-June and November-December of the respective years.  Contracts for the period January-June 2008 have been settled, resulting in realized losses of $31.2 million for the six months ended June 30, 2008.

b.	Covering periods July-October of the respective years.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, changes in the related fair values using observable measurable inputs (based on quoted market prices and corroborated by transaction counterparty acknowledgements) are recognized immediately in McMoRan’s operating results at each reporting period.  During the second quarter and six months ended June 30, 2008, McMoRan’s realized and unrealized losses on these contracts were as follows (in thousands):

	Second Quarter
	Realized	Unrealized	Total
Gas puts	$-	$728	$728
Oil puts	-	47	47
Gas swaps	14,648	25,203	39,851
Oil swaps	12,916	17,233	30,149
Loss on oil and gas derivative contracts	$27,564	$43,211	$70,775

	Six Months
	Realized	Unrealized	Total
Gas puts	$-	$2,324	$2,324
Oil puts	-	53	53
Gas swaps	10,777	65,800	76,577
Oil swaps	20,427	16,625	37,052
Loss on oil and gas derivative contracts	$31,204	$84,802	$116,006

The original cost of the put options was $4.6 million.  There was no initial cost for entering into the swap contracts.  At June 30, 2008, the fair value of the derivative contracts was as follows (in thousands):

	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$-	$-	$-	$-	$-
Other assets	130	32	-	-	162
Current liabilities	-	-	(37,435)	(26,982)	(64,417)
Other long-term liabilities	-	-	(10,700)	(10,424)	(21,124)
Fair value of contracts	$130	$32	$(48,135)	$(37,406)	$(85,379)

6.  INCOME TAXES
As of January 1, 2008 and June 30, 2008, McMoRan had approximately $264.6 million and $233.5 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance on these deferred tax assets (see Note 11 of the 2007 Form 10-K).  McMoRan’s effective tax rate will be reduced in future periods to the extent these deferred tax assets are recognized. McMoRan will continue to assess whether or not deferred tax assets can be recognized based on operating results in future periods. Internal Revenue Code provisions limit the application of alternative minimum tax net operating losses to ninety percent of defined alternative minimum taxable income, and the tax provision of $1.0 million and $1.9 million for the second quarter and six months ended June 30, 2008, respectively, reflects this limitation.  No benefit for resulting alternative minimum tax credits has been recognized in McMoRan’s statement of operations for the second quarter or six months ended June 30, 2008. Federal tax regulations impose additional limitations on the utilization of net operating loss carry forwards from prior periods when a defined level of change in the stock ownership of certain shareholders is exceeded. Through June 30, 2008, no such change in ownership was determined.  McMoRan continues to monitor stock ownership changes under the guidance of these provisions.  Should an ownership change be determined or is considered probable of occurring during 2008, McMoRan will include the impact of such change in the period that determination is made.

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

7. OIL AND GAS ACTIVITIES
Exploration and Operations.
Since 2004, McMoRan has participated in 17 discoveries on 32 prospects that have been drilled and fully evaluated.   McMoRan has investments in four in-progress or unevaluated wells totaling $76.1 million at June 30, 2008, including $22.7 million for the Blueberry Hill well and $15.4 million for the Mound Point South well (both located at Louisiana State Lease 340), $29.5 million for the JB Mountain Deep well at South Marsh Island Block 224 and $8.5 million for the South Timbalier Block 168 No. 1 well.

Following the release of McMoRan’s unaudited second quarter 2008 results on July 17, 2008, the drilling results for the Mound Point East well at Louisiana State Lease 340 were evaluated and deemed to be nonproductive.  As a result, the well is being plugged and abandoned.   McMoRan charged $10.8 million of costs incurred for drilling the well through June 30, 2008 to exploration expense in its second quarter 2008 results.   Approximately $2.6 million of drilling and evaluation costs incurred subsequent to June 30, 2008 will be charged to exploration expense in the third quarter of 2008.

McMoRan’s investments in Blueberry Hill and JB Mountain Deep have been capitalized for a period in excess of one year following the completion of their initial drilling operations.  The Blueberry Hill well encountered four potentially productive zones below 22,200 feet in February 2005.  The well has been assigned proved reserves by an independent petroleum engineering firm for each of the three years in the period ending December 31, 2007. McMoRan received the specialized equipment necessary to complete the well in the fourth quarter of 2006 and initial completion activities were undertaken in the first half of 2007.  The well has been unable to produce because of a blockage above the perforated interval.  A sidetrack well is being planned in late 2008 to target sands in a down dip position to this original wellbore.  The JB Mountain Deep well at South Marsh Island Block 224 reached its total depth of 24,600 feet in April 2006.  Wireline logs indicated 120 gross feet of potential hydrocarbon bearing sands at a depth of 21,900 feet and also indicated another 115 gross feet of potential hydrocarbon bearing sands at a depth of 24,250 feet.   A protective liner has been set and the well has been temporarily abandoned until information obtained from the Blueberry Hill well and the Hurricane Deep well at South Marsh Island Block 217, which commenced production in January 2008, can be incorporated in the future plans for the JB Mountain well. All three areas demonstrate similar geologic settings and are targeting the same deep Miocene sands.

The King of the Hill well commenced production in August 2006 from the same reservoir as other productive wells in adjacent lease blocks. During 2007 the well began producing significant amounts of water, and in late 2007, the operator sidetracked the well to a deeper zone being produced in a competitive offset well. The well was completed in the first quarter 2008; however, production could not be established due to an obstruction in the wellbore.  McMoRan acquired the operator’s interest in July 2008 and is evaluating alternatives.  McMoRan’s investment in the King of the Hill well was $10.5 million at June 30, 2008.

If current or future operations are not successful in generating production that will allow McMoRan to recover its investment in any of the wells referenced above, McMoRan may be required to write down its investment in such properties to their net realizable value.  See Note 1 of the 2007 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

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

Oil and Natural Gas
Asset retirement obligation at beginning of year	$294,737
Liabilities settled	(8,005)[a]
Accretion expense	12,784
Reclamation costs assumed from third parties	2,859	[b]
Incurred liabilities	55
Revision for changes in estimates	2,133
Asset retirement obligations at June 30, 2008	$304,563

Sulphur
Asset retirement obligations at beginning of year:	$21,300
Liabilities settled	(1,577)
Accretion expense	434
Revision for changes in estimates	-
Asset retirement obligation at June 30, 2008	$20,157

a. Includes $4.0 million of costs included in accounts payable at June 30, 2008 for completed work.
b. Represents reimbursement paid to McMoRan for future reclamation expenditures. McMoRan has assumed the third parties’ reclamation liability in these specific fields.

Inventory.
Product inventories totaled $0.5 million at June 30, 2008 and $1.5 million at December 31, 2007, consisting entirely of oil associated with operations at Main Pass Block 299.  Materials and supplies inventory totaling $12.4 million at June 30, 2008 and $10.0 million at December 31, 2007 represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. These costs will be partially reimbursed by third party participants in wells supplied with these materials.  McMoRan’s inventories are stated at the lower of weighted average cost or market.  There have been no required adjustments to reduce the carrying value of McMoRan’s inventories for any of the periods presented.

8. OTHER MATERS
Interest Cost.
Interest expense capitalized by McMoRan totaled $1.6 million in the second quarter of 2008 and $2.8 million for the six months ended June 30, 2008.  Capitalized interest totaled $1.4 million in the second quarter of 2007 and $2.5 million for the six months ended June 30, 2007.

Pension Plan.
During 2000, McMoRan elected to terminate its defined benefit plan (Pension).  McMoRan received notification dated April 14, 2008 that the Internal Revenue Service approved the plan’s termination and McMoRan expects to liquidate and distribute the plan’s assets in August 2008.  As a result, McMoRan will be required to fund the approximate $2.5 million shortfall between the plan’s obligations and the underlying plan assets.  McMoRan also provides certain health care and life insurance benefits (Other

Benefits) to retired employees.  For more information regarding these Pension and Other Benefit plans see Note 10 of the 2007 Form 10-K.  The components of McMoRan’s net periodic pension (benefit) expense for the second quarter and six months ended June 30, 2008 and 2007 follows (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Interest cost	$(38)	$(29)	$(16)	$29
Service cost	-	-	-	-
(Return) loss on plan assets	(9)	(29)	(18)	(47)
Change in plan payout assumptions	-	-	-	-
Net periodic benefit expense (benefit)	$(47)	$(58)	$(34)	$(18)

The components of net periodic expense associated with McMoRan’s Other Benefits plan for the second quarter and six months ended June 30, 2008 and 2007 follows (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Interest cost	$7	$5	$14	$10
Service cost	84	86	167	172
(Return) loss on plan assets	-	-	-	-
Amortization of prior service costs
and actuarial gains	(1)	14	(3)	28
Net periodic benefit expense	$90	$105	$178	$210

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of the 2007 Form 10-K.  Compensation cost charged to expense for stock-based awards for the second quarter and six months ended June 30, 2008 and 2007 follows (in thousands).

	Second Quarter			Six Months
	2008		2007	2008		2007
Cost of options awarded to employees (including
directors)	$18,280	[a]	$2,094	$20,060	[a]	$8,375	[a]
Cost of options awarded to non-employees and advisory
directors	602		139	730		359
Cost of restricted stock units	52		-	85		6
Total compensation cost	$18,934		$2,233	$20,875		$8,740

a.
Includes compensation charges associated with immediately vested stock options totaling $16.2 million for the second quarter and six months ended June 30, 2008 and $4.4 million for the six months ended June 30, 2007.  These compensation costs include the stock options granted to McMoRan’s Co-Chairmen in lieu of receiving any cash compensation during the respective periods and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.

McMoRan had a minimal amount of stock options available for grant to its employees at December 31, 2007.  On January 28, 2008, McMoRan’s Board of Directors granted a total of 1,654,500 stock options subject to shareholder approval of the 2008 Stock Incentive Plan (2008 Plan).  The stock options were granted to its employees at an exercise price of $15.04 per share (the closing market price on that date), including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2008.  Stock options under the 2008 Plan and the 2004 Director Compensation Plan were also granted to non-employee directors and advisory directors effective June 1, 2008.  Approval of the 2008 Plan was received at the annual shareholders’ meeting held on June 5, 2008 when the closing market price was $34.40 per share.  Accordingly, the related fair values of such grants were charged to expense in the second quarter 2008 in accordance with SFAS 123R.  The weighted average option value of the 1,694,500 options granted during the six months ended June 30, 2008 was $24.99.  See Note 10 of the 2007 Form 10-K.

As of June 30, 2008, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $28.9 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive Income (loss).
McMoRan did not have any other comprehensive income (loss) items until it adopted SFAS 158 “Accounting for Defined Benefit and Other Postretirement Plans” on December 31, 2006 (see Note 1 of the 2007 Form 10-K).  McMoRan’s comprehensive income (loss) for the second quarter and six months ended June 30, 2008 and 2007 is shown below (in thousands).

	Second Quarter		Six Months
	2008	2007	2008	2007
Net income (loss)	$54,082	$(5,339)	$90,457	$(19,837)
Other comprehensive income (loss)
Amortization of previously unrecognized pension
components, net	(1)	14	(2)	28
Comprehensive income (loss)	$54,081	$(5,325)	$90,455	$(19,809)

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”   This FASB Staff Position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  This will require the accretion of the resulting discount on the liability component of the convertible debt to result in additional interest expense equal to McMoRan’s nonconvertible debt borrowing rate.  This FASB Staff position is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively for all periods presented. McMoRan is currently evaluating the impact that this FASB Staff Position will have on its 5¼% notes and related interest expense.

10.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 6 and 15 of the 2007 Form 10-K for additional information regarding the 11.875% senior notes and MOXY’s guarantee.

               The following unaudited condensed consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at June 30, 2008 and December 31, 2007 and the related condensed consolidating statements of operations and cash flow for the second quarter and six months ended June 30, 2008 and 2007, which should be read in conjunction with the Notes to these unaudited condensed consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
June 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69	$432	$22	$-	$523
Accounts receivable	-	221,017	-	-	221,017
Inventories	-	12,946	-	-	12,946
Prepaid expenses	2,564	1,684	-	-	4,248
Current assets from discontinued
operations	-	-	3,024	-	3,024
Total current assets	2,633	236,079	3,046	-	241,758
Property, plant and equipment, net	-	1,382,199	31	-	1,382,230
Sulphur business assets, net	-	-	342	-	342
Investment in subsidiaries	1,114,781	-	-	(1,114,781)	-
Amounts due from affiliates	-	109,442	1,274	(110,716)	-
Deferred financing costs and other
assets	12,119	27,961	127	-	40,207
Total assets	$1,129,533	$1,755,681	$4,820	$(1,225,497)	$1,664,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	265	112,159	207	-	$112,631
Accrued liabilities	2,984	97,308	559	-	100,851
Current portion of debt	43,503	-	-	-	43,503
Current portion of oil and gas
accrued reclamation costs	-	73,780	-	-	73,780
Other current liabilities	9,035	65,280	-	-	74,315
Current liabilities from discontinued
operations	-	-	12,386	-	12,386
Total current liabilities	55,787	348,527	13,152	-	417,466
Long-term debt	374,720	4,500	-	-	379,220
Amounts due to affiliates	110,716	-	-	(110,716)	-
Accrued oil and gas reclamation costs	-	230,783	-	-	230,783
Accrued sulphur reclamation costs	-	-	9,498	-	9,498
Other long-term liabilities	12,070	30,463	8,797	-	51,330
Total liabilities	553,293	614,273	31,447	(110,716)	1,088,297
Commitments and contingencies
Stockholders’ equity (deficit)	576,240	1,141,408	(26,627)	(1,114,781)	576,240
Total liabilities and stockholders’ equity	$1,129,533	$1,755,681	$4,820	$(1,225,497)	$1,664,537

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

			Freeport
	McMoRan	MOXY	Energy	Eliminations	McMoRan
	(in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143	$3,446	$1,241	$-	$4,830
Accounts receivable	885	127,805	-	-	128,690
Inventories	-	11,507	-	-	11,507
Prepaid expenses	12,833	1,498	-	-	14,331
Fair value of derivative contracts	-	16,623	-	-	16,623
Current assets from discontinued
operations	-	-	3,029	-	3,029
Total current assets	13,861	160,879	4,270	-	179,010
Property, plant and equipment, net	-	1,503,328	31	-	1,503,359
Sulphur business assets, net	-	-	349	-	349
Investment in subsidiaries	971,176	-	-	(971,176)	-
Amounts due from affiliates	-	68,341	5,987	(74,328)	-
Deferred financing costs and other
Assets	14,135	18,308	127	-	32,570
Total assets	$999,172	$1,750,856	$10,764	$(1,045,504)	$1,715,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	222	97,300	299	-	$97,821
Accrued liabilities	2,110	65,006	1,176	-	68,292
Current portion of debt	111,535	-	-	-	111,535
Current portion of oil and gas
accrued reclamation costs	-	80,839	-	-	80,839
Other current liabilities	11,723	15,333	-	-	27,056
Current liabilities from discontinued
operations	-	-	14,769	-	14,769
Total current liabilities	125,590	258,478	16,244	-	400,312
Long-term debt	415,000	274,000	-	-	689,000
Amounts due to affiliates	74,328	-	-	(74,328)	-
Accrued oil and gas reclamation costs	-	213,898	-	-	213,898
Accrued sulphur reclamation costs	-	-	9,155		9,155
Other long-term liabilities	12,025	9,245	9,424	-	30,694
Total liabilities	626,943	755,621	34,823	(74,328)	1,343,059
Commitments and contingencies
Stockholders’ equity (deficit)	372,229	995,235	(24,059)	(971,176)	372,229
Total liabilities and stockholders’ equity	$999,172	$1,750,856	$10,764	$(1,045,504)	$1,715,288

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Second Quarter Ended June 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$372,321	$-	$-	$372,321
Service	-	3,187	-	-	3,187
Total revenues	-	375,508	-	-	375,508
Costs and expenses:
Production and delivery costs	-	69,517	(12)	-	69,505
Depreciation and amortization	-	121,001	-	-	121,001
Exploration expenses	-	27,480	-	-	27,480
Loss on oil and gas derivative contracts	-	70,775	-	-	70,775
General and administrative expenses	1,763	16,407	67	-	18,237
Start-up costs for Main Pass
Energy Hub™	-	-	1,645	-	1,645
Insurance recovery	-	(3,391)	-	-	(3,391)
Total costs and expenses	1,763	301,789	1,700	-	305,252
Operating income (loss)	(1,763)	73,719	(1,700)	-	70,256
Interest expense	(10,732)	(1,788)	-	-	(12,520)
Equity in earnings of consolidated					-
subsidiaries	69,541	-	-	(69,541)	-
Other income (expense), net	(1,955)	58	-	-	(1,897)
Income (loss) from continuing operations
before income taxes	55,091	71,989	(1,700)	(69,541)	55,839
Provision for income taxes	(1,009)	-	-	-	(1,009)
Income (loss) from continuing operations	54,082	71,989	(1,700)	(69,541)	54,830
Loss from discontinued operations	-	-	(748)	-	(748)
Net income (loss)	54,082	71,989	(2,448)	(69,541)	54,082
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(4,357)	-	-	-	(4,357)
Net income (loss) applicable to
common stock	$49,725	$71,989	$(2,448)	$(69,541)	$49,725

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$664,267	$-	$-	$664,267
Service	-	6,717	-	-	6,717
Total revenues	-	670,984	-	-	670,984
Costs and expenses:
Production and delivery costs	-	125,177	(26)	-	125,151
Depreciation and amortization	-	242,333	-	-	242,333
Exploration expenses	-	34,293	-	-	34,293
Loss on oil and gas derivative contracts	-	116,006	-	-	116,006
General and administrative expenses	3,663	23,415	171	-	27,249
Start-up costs for Main Pass
Energy Hub™	-	-	3,262	-	3,262
Insurance recovery	-	(3,391)	-	-	(3,391)
Total costs and expenses	3,663	537,833	3,407	-	544,903
Operating income (loss)	(3,663)	133,151	(3,407)	-	126,081
Interest expense	(23,138)	(6,493)	-	-	(29,631)
Equity in earnings of consolidated					-
subsidiaries	121,760	-	-	(121,760)	-
Other income (expense), net	(2,637)	113	-	-	(2,524)
Income (loss) from continuing operations
before income taxes	92,322	126,771	(3,407)	(121,760)	93,926
Provision for income taxes	(1,865)	-	-	-	(1,865)
Income (loss) from continuing operations	90,457	126,771	(3,407)	(121,760)	92,061
Loss from discontinued operations	-	-	(1,604)	-	(1,604)
Net income (loss)	90,457	126,771	(5,011)	(121,760)	90,457
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(8,723)	-	-	-	(8,723)
Net income (loss) applicable to
common stock	$81,734	$126,771	$(5,011)	$(121,760)	$81,734

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Second Quarter Ended June 30, 2007

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$44,988	$-	$-	$44,988
Service	-	360	-	-	360
Total revenues	-	45,348	-	-	45,348
Costs and expenses:
Production and delivery costs	-	16,630	(12)	-	16,618
Depreciation and amortization	-	15,530	-	-	15,530
Exploration expenses	-	5,348	-	-	5,348
General and administrative expenses	1,049	3,317	49	-	4,415
Loss on oil and gas derivative contracts	-	-	-	-	-
Start-up costs for Main Pass
Energy Hub™	-	-	2,752	-	2,752
Total costs and expenses	1,049	40,825	2,789	-	44,663
Operating loss	(1,049)	4,523	(2,789)	-	685
Interest expense	(3,463)	(2,292)	-	-	(5,755)
Equity in losses of
consolidated subsidiaries	(1,359)	-	-	1,359	-
Other income, net	532	301			833
Income (loss) from continuing operations
before income taxes	(5,339)	2,532	(2,789)	1,359	(4,237)
Provision for income taxes	-	-	-	-	-
Income (loss) from continuing operations	(5,339)	2,532	(2,789)	1,359	(4,237)
Income from discontinued operations	-	179	(1,281)	-	(1,102)
Net income (loss)	(5,339)	2,711	(4,070)	1,359	(5,339)
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(1,147)	-	-	-	(1,147)
Net income (loss) applicable to
common stock	$(6,486)	$2,711	$(4,070)	$1,359	$(6,486)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2007

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$96,363	$-	$-	$96,363
Service	-	682	-	-	682
Total revenues	-	97,045	-	-	97,045
Costs and expenses:
Production and delivery costs	-	34,373	(27)	-	34,346
Depreciation and amortization	-	42,565	-	-	42,565
Exploration expenses	-	15,103	-	-	15,103
General and administrative expenses	2,270	8,443	99	-	10,812
Loss on oil and gas derivative contracts	-	-	-	-	-
Start-up costs for Main Pass
Energy Hub™	-	-	5,457	-	5,457
Total costs and expenses	2,270	100,484	5,529	-	108,283
Operating loss	(2,270)	(3,439)	(5,529)	-	(11,238)
Interest expense	(6,936)	(4,473)	-	-	(11,409)
Equity in losses of
consolidated subsidiaries	(11,648)	-	-	11,648	-
Other income, net	1,017	564	-	-	1,581
Income (loss) from continuing operations
before income taxes	(19,837)	(7,348)	(5,529)	11,648	(21,066)
Provision for income taxes	-	-	-	-	-
Income (loss) from continuing operations	(19,837)	(7,348)	(5,529)	11,648	(21,066)
Income from discontinued operations	-	301	928	-	1,229
Net income (loss)	(19,837)	(7,047)	(4,601)	11,648	(19,837)
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(1,552)	-	-	-	(1,552)
Net income (loss) applicable to
common stock	$(21,389)	$(7,047)	$(4,601)	$11,648	$(21,389)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Six Months Ended June 30, 2008

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$8,812	$376,432	$(3,473)	$381,771
Net cash provided by discontinued
operations	-	-	454	454
Net cash provided by (used in)
operating activities	8,812	376,432	(3,019)	382,225

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(111,059)	-	(111,059)
Acquisition of oil and gas properties, net	-	1,112	-	1,112
Net cash used in investing activities	-	(109,947)	-	(109,947)

Cash flow from financing activities:
Net payments under revolving credit
facility	-	(269,500)	-	(269,500)
Dividends paid on convertible preferred
stock	(9,108)	-	-	(9,108)
Payments for induced conversion of
convertible senior notes	(2,663)	-	-	(2,663)
Proceeds from exercise of stock
options, warrants and other	4,686	-	-	4,686
Investment from parent	(1,802)	-	1,802	-
Net cash provided by (used in)
financing activities	(8,887)	(269,500)	1,802	(276,585)

Net decrease in cash and cash
equivalents	(75)	(3,015)	(1,217)	(4,307)
Cash and cash equivalents at beginning
of year	143	3,446	1,241	4,830
Cash and cash equivalents at end of
year	$68	$431	$24	$523

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Six Months Ended June 30, 2007

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$15,700	$24,511	$(2,144)	$38,067
Net cash provided by discontinued
operations	-	302	274	576
Net cash provided by (used in)
operating activities	15,700	24,813	(1,870)	38,643

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(76,576)	-	(76,576)
Proceeds from restricted investments	3,019	-		3,019
Increase in restricted investments	(87)	-	-	(87)
Net cash used in investing activities	2,932	(76,576)	-	(73,644)

Cash flow from financing activities:
Net payments under revolving credit
facility	-	(28,750)	-	(28,750)
Proceeds from senior secured term loan	-	100,000	-	100,000
Financing costs	-	(2,635)	-	(2,635)
Dividends paid on convertible preferred
stock	(747)	-	-	(747)
Proceeds from exercise of stock
options, warrants and other	1,280	-	-	1,280
Investment from parent	(3,800)	-	3,800	-
Net cash provided by (used in)
financing activities	(3,267)	68,615	3,800	69,148

Net increase in cash and cash
equivalents	15,365	16,852	1,930	34,147
Cash and cash equivalents at beginning
of year	16,593	1,030	207	17,830
Cash and cash equivalents at end of
year	$31,958	$17,882	$2,137	$51,977

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan’s ratio of earnings to fixed charges was 3.8 to 1.0 for the six months ended June 30, 2008. McMoRan sustained losses from continuing operations totaling $21.1 million for the six months ended June 30, 2007, which were inadequate to cover its fixed charges of $7.2 million for that period.  For this calculation, earnings consist of loss from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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
August 6, 2008

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) filed with the Securities and Exchange Commission (SEC).  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area. We have one of the largest acreage positions in the shallow waters of the Gulf of Mexico and Gulf Coast areas, which are our regions of focus. Our focused strategy enables us to make efficient use of our geological, engineering and production strengths in the area in which we have more than 35 years of operating experience. We also believe that our increased scale of operations in the Gulf of Mexico will continue to provide synergies and a strong platform from which we will be able to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary. In addition to our oil and gas operations, we are pursuing a multifaceted energy services development of the Main Pass Energy Hub™ (MPEH™) project, including the potential development of a liquefied natural gas (LNG) regasification and storage facility through our other wholly owned subsidiary, Freeport Energy.  We maintain rights to an estimated 60 million tons of sulphur at Main Pass Block 299 and are evaluating the feasibility of producing this resource, which would require significant capital expenditures.

We expect to continue to pursue growth in reserves and production through the exploration, exploitation and development of our existing oil and gas prospects and new potential prospects. Exploration will continue to be the focus in our continued efforts to maximize value. With our 2007 oil and gas property acquisition (Note 2) and other recent discoveries, we also have additional opportunities to create value through exploration, development and exploitation of these properties.

Our technical and operational expertise is primarily in the Gulf of Mexico. We leverage this expertise by attempting to identify exploration opportunities with high potential. Our exploration strategy, which we refer to as the “deeper pool concept,” involves exploring prospects that lie below shallower intervals on the Deep Miocene geologic trend that have had significant past production. A significant advantage to our “deeper pool” exploration strategy is that the targets are generally large and infrastructure to support production is in most cases already available, meaning discoveries generally can be brought on line quickly and at relatively low development costs. We believe our techniques for identifying reservoirs using structural geology augmented by 3-D seismic data will enable us to identify and exploit additional “deeper pool” prospects at drilling depths exceeding 15,000 feet.

Implementing our business strategy will require significant expenditures during 2008 and beyond. During the six months ended June 30, 2008, we invested $111.1 million on capital-related projects primarily associated with our exploration activities and the subsequent development of the related discoveries. Our exploration, development and other capital expenditures for 2008 are expected to approximate $260 million, including approximately $90 million for exploration associated with our Flatrock prospect and other opportunities and $170 million in development costs. These expenditures may also increase as necessary for purposes of funding development costs associated with additional successful wells or to fund additional exploration opportunities that may be presented to us.  We also plan to spend approximately $60 million primarily in the second half of 2008 to abandon and remove existing oil and gas structures from the Gulf of Mexico.  A substantial portion of these costs relate to costs associated with the removal of structures acquired in the 2007 oil and gas property acquisition that were severely damaged by hurricanes in 2005.  We plan to fund our exploration, development and reclamation activities with our operating cash flow and availability under our senior secured revolving credit facility. We will require commercial arrangements for the MPEHtm project to obtain financing, which may be in the form of additional debt and/or equity transactions. For additional information with respect to our liquidity position, see “Capital Resources and Liquidity” below.  The ultimate outcome of our efforts to enter into commercial arrangements on reasonable terms to develop the MPEHtm project and obtain additional financing is subject to various uncertainties, many of which are beyond our control. For additional information on these and other risks, see Item 1A. “Risk Factors” included in our 2007 Form 10-K.

North American Natural Gas and Oil Market Environment
North American natural gas averaged $11.47 per MMbtu during the second quarter of 2008.  The spot price for natural gas was $9.25 per MMbtu on August 6, 2008.  Oil prices set new record levels of over $140/bbl during the second quarter of 2008 supported by continued market concerns over potential supply reliability combined with growing global economic uncertainty and a weakening U.S. dollar. The average oil price for the second quarter of 2008 was $124.30 per barrel. The spot price for crude oil was $126.77 per barrel as of August 6, 2008. Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in our 2007 Form 10-K).

OPERATIONAL ACTIVITIES
Oil and Gas Activities
Our 2007 oil and gas property acquisition has significantly expanded our scale of operations. For additional information regarding this acquisition see Note 2 as well as Notes 2 and 6 of our 2007 Form 10-K.  Since 2004, we have participated in 17 discoveries on 33 prospects that have been drilled and evaluated. In 2007, we made a significant “deep gas” discovery called Flatrock on OCS Block 310 at South Marsh Island Block 212.  We are developing plans to participate in the drilling of additional exploratory wells in 2008, including the Tom Sauk and Gladstone prospects on Louisiana State Lease 340, which lie below the significant historical shallow production at Mound Point, and the Northeast Belle Isle prospect in St. Mary Parish, Louisiana.

Following the initial discovery at Flatrock on South Marsh Island Block 212 in the OCS 310/Louisiana State Lease 340 area in approximately 10 feet of water, we have drilled four successful wells and continue to pursue opportunities in the area aggressively.  Recent results include the commencement of production at Flatrock No. 2 (location “B”) on July 6, 2008, deeper pay at the No. 3 delineation well (location “D”) and infill success in the Rob-L section at the No. 4 development well (location “C”).  We have commenced drilling on the No. 5 development well and plan to spud the No. 6 delineation well in the second half of 2008.  We have a 25.0 percent working interest and 18.8 percent net revenue interest in the Flatrock wells.  Successful wells can be brought on line quickly using the Tiger Shoal facilities in the immediate area.

The following is a status report on activities in the Flatrock area:

Flatrock Wells	Total Pay Intervals	Net Feet of Pay [a]	Status [b]
No. 1 – “A” location Discovery Well	8	260	Gross production averaged approximately 38 MMcfe/d,~7 MMcfe/d net to us in second quarter 2008

No. 2 – “B” location Delineation Well	8	289	Commenced production July 6, 2008; current gross rate 101 MMcef/d, 19 MMcfe/d net

No. 3 – “D” location Delineation Well	8	256
Drilled to total depth of 18,587’; brought on production in the Operc section in late July 2008; currently producing at approximately 37 MMcfe/d, 7 MMcfe/d net to us; operator is currently increasing production to an optimal rate.

No. 4 – “C” location Development Well	2	116	Spud April 9, 2008; drilled to a total depth of 18,500’ in third quarter 2008

No. 5 – “E” location [c] Development Well	n/a	n/a	Spud July 1, 2008; drilling below 11,900’ with a proposed total depth of 18,400’

No. 6 – “F” location [d] Delineation Well	n/a	n/a	To spud in second half 2008; will target Rob-L and Operc sands with proposed total depth of 19,500’

a.	Confirmed with wireline logs.
b.	Status is reported as of August 6, 2008.
c.	Located 1,800 feet west of the Flatrock No. 4 well and between the Flatrock No. 1 and No. 2 wells.
d.	Located on South Marsh Island Block 217 and 3,100 feet southeast of the Flatrock No. 3 well.

We re-entered the South Timbalier Block 168 No. 1 wellbore, formerly known as the Blackbeard West No. 1 ultra deep exploratory well, with the Rowan Gorilla IV rig on March 18, 2008 and commenced drilling a new hole on April 16, 2008.  The well was previously drilled to a total depth of 30,067 feet by its former operators.  The well has been drilled to 32,560 feet and is currently being evaluated. It has has been permitted to 35,000 feet to evaluate potentially significant targets.  We have a 32.3 percent working interest (after casing point) and 26.3 percent net revenue interest in the South Timbalier Block 168 No. 1 wellbore.  To date, $64.4 million in gross costs has been spent on deepening activities associated with this well.  Our investment in the well approximates $13.2 million as of August 6, 2008.

We have investments in four in-progress or unevaluated wells totaling $76.1 million at June 30, 2008, including $22.7 million for the Blueberry Hill well and $15.4 million for the Mound Point South well (both located at Louisiana State Lease 340), $29.5 million for the JB Mountain Deep well at South Marsh Island Block 224 and $8.5 million for the South Timbalier Block 168 No. 1 well.

Following the release of our unaudited second quarter 2008 results on July 17, 2008, the drilling results for the Mound Point East well at Louisiana State Lease 340 were evaluated and deemed to be nonproductive.  As a result, the well is being plugged and abandoned.   We charged $10.8 million of costs incurred for drilling the well through June 30, 2008 to exploration expense in our second quarter 2008 results.   Approximately $2.6 million of drilling and evaluation costs incurred subsequent to June 30, 2008 will be charged to exploration expense in the third quarter of 2008.

Acreage Position
As of June 30, 2008, we owned or controlled interests in 504 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 1.28 million gross acres (0.56 million acres net to our interests), including 0.28 million gross acres associated with the ultra-deep trend. Our acreage position includes 1.07 million gross acres (0.49 million acres net to our interest) located on the outer continental shelf of the Gulf of Mexico, of which approximately 0.12 million gross acres (less than 0.10 million net to our interests) are scheduled to expire over the remainder of 2008.  None of our expiring acreage is located in the Louisiana State Lease 340 or the OCS 310 lease areas.  We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies but that would partially revert to us upon the achievement of a specified production threshold or the achievement of specified net production proceeds.

Production Update
Second-quarter 2008 production averaged 294 MMcfe/d net to McMoRan, compared with 54 MMcfe/d in the second quarter of 2007.  Our production has benefited from the 2007 oil and gas property acquisition and recent significant drilling success.  Our second quarter production rates were higher than April 2008 estimates of 285 MMcfe/d despite a 5 MMcfe/d impact from the assumed loss of royalty relief.  Because of the strength of natural gas prices during the second quarter of 2008 and forward prices as of June 30, 2008, we are basing our accounting on an estimate that annual average 2008 natural gas prices will exceed $10.38 per MMbtu, the established threshold by Minerals Management Service (MMS) above which royalty relief is not available for 2008.   As a result, second-quarter 2008 results also include a reduction to revenues of $3.9 million associated with the reversal of royalty relief recorded in the first quarter.  If actual natural gas prices for the year 2008 average less than $10.38 per MMbtu, our revenues for the first half of 2008 would increase by $9.0 million to reflect lower royalties applicable to certain of our properties pursuant to MMS royalty relief regulations for deep drilling.

Average daily production for 2008, including production from the Flatrock No. 2 and No. 3 wells and from the Cottonwood Point discovery, is expected to approximate 285 MMcfe/day net to us, including 280 MMcfe/day in the third quarter of 2008.  If 2008 prices average less than $10.38 per MMbtu, production for the year is estimated to average approximately 290 MMcfe/d.

Reserve Update
We produced 53.2 Bcfe in the first half of 2008.  Through reserve additions and revisions, we replaced 165 percent of our production during the first half of 2008.  Independent reservoir engineers’ estimates of our proved oil and gas reserves as of June 30, 2008, were 398.5 Bcfe, compared with 363.9 Bcfe at December 31, 2007.  All of our proved reserve estimates were prepared by Ryder Scott Company, L.P., an independent petroleum engineering firm, in accordance with the rules and regulations required by the SEC.  The reserve additions primarily reflect continued positive drilling results at the Flatrock field.  Below is a summary of changes in proved reserves:

Bcfe
Proved Reserves at 12/31/07	363.9
First Half 2008 Production	(53.2)
Additions/Revisions	87.8
Proved Reserves at 6/30/08	398.5

Independent reservoir engineers' estimates of the present value of future net cash flows before income taxes from the production and sale of our estimated proved reserves, determined using a ten percent discount rate and market pricing at June 30, 2008 of $140 per barrel of oil and $13.10 per MMbtu of natural gas and other assumptions required by the SEC, was $3.9 billion at June 30, 2008.

JB Mountain and Mound Point Area Development Activities
We are a participant in a program that began in 2002 and includes the JB Mountain and Mound Point Offset discoveries.  Under terms of the program, the third party partner is funding all of the costs attributable to our interests in the properties, and will own all of the program’s interests until the program’s aggregated production totals 100 Bcfe attributable to the program’s net revenue interest, at which point 50 percent of the program’s interest would revert to us.  There are three producing wells and approximately 13,000 gross acres on Louisiana State Lease 340 and OCS 310 that are subject to this arrangement.  The three producing wells averaged an aggregate gross rate of approximately 17 MMcfe/d during the second quarter of 2008.  We believe there are further exploration and development opportunities associated with this acreage.

MAIN PASS ENERGY HUB™ PROJECT

In addition to our oil and gas operations, we are continuing to pursue a multifaceted energy services development of the MPEH™ project, including the potential development of an LNG regasification and storage facility through Freeport Energy. The MPEH™ project is located offshore in the Gulf of Mexico, 38 miles east of Venice, Louisiana at our Main Pass facilities. Following an extensive review, in January 2007 the Maritime Administration approved our license application for the MPEH™ project. The MPEH™ facility is approved with a capacity of regasifying LNG at a peak rate of 1.6 Bcf per day, storing 28 Bcf of natural gas in salt caverns and delivering 3.1 Bcf of natural gas per day, including gas from storage, to the U.S. market. As of June 30, 2008, we have incurred approximately $48.1 million of cumulative cash costs associated with our pursuit of the establishment of MPEH™, including $2.6 million in the first half of 2008.  These expenditures include the funding of the advancement of license process and the pursuit of commercial and financing arrangements for the project.  As of June 30, 2008, we have recognized a liability of $10.8 million relating to the future reclamation of the MPEH™ related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEH™ project as described above.

For additional information regarding the MPEH™ project, including estimates related to capital expenditures, see “Business — Business Strategy — Main Pass Energy Hub™ Project” in Items 1. and 2. “Business and Properties” in our 2007 Form 10-K.

We also maintain rights to a sulphur resource at Main Pass Block 299.  In August 2000, we ceased mining sulphur at this location because of low sulphur prices and high natural gas prices.  Sulphur prices have increased dramatically over the past 12 months.  Second quarter 2008 prices approximated $450 per ton FOB Tampa, Florida and third quarter 2008 prices currently exceed $600 per ton FOB Tampa, Florida.  We are evaluating the feasibility of producing this resource, which is estimated to contain approximately 60 million long tons of sulphur.  Developing the property would require significant capital expenditures.

RESULTS OF OPERATIONS

Our only segment is “Oil and Gas.” We are pursuing a new segment, “Energy Services,” whose start-up activities are reflected as a single expense line item within our consolidated statements of operations under the caption “Start-up Costs for Main Pass Energy Hub™.” See “Discontinued Operations” below for information regarding our former sulphur segment.

We use the successful efforts accounting method for our oil and gas operations, which requires exploration costs, other than costs of successful drilling and in-progress exploratory wells, to be charged to expense as incurred.

Our operating results have changed substantially following our 2007 oil and gas property acquisition (Note 2).  Our second quarter 2008 results of operations include amounts from these properties as summarized below (in thousands):

	Second		Six
	Quarter		Months
Revenues:
Oil and natural gas	$273,124		$487,155
Service	2,811		5,634
Total revenues	275,935		492,789
Cost and Expenses:
Production and delivery costs	38,806	[a]	73,131	[b]
Depreciation and amortization	90,828		182,650
Exploration expenses	3,248		3,303
General and administrative expenses [c]	1,130		2,381
Total costs and expenses	134,012		261,465
Operating income	$141,923		$231,324

a.	Includes lease operating expenses of $28.3 million, $4.5 million for workover costs and $6.0 million for transportation, production taxes and other related costs for the second quarter of 2008.
b.
Includes lease operating expenses of $52.6 million, $7.1 million for workover costs and $13.4 million for transportation, production taxes and other related costs for the six months ended June 30, 2008.

c.	Only includes cost directly allocated to the acquired properties and excludes all compensation costs. Amounts primarily reflect costs related to our office in Houston, Texas.

In addition to the revenues and expenses from the 2007 oil and gas property acquisition, our second quarter 2008 operating income of $70.3 million reflects (a) aggregate realized and unrealized losses of $70.8 million associated with the cash settlement and mark-to-market adjustment of the fair values of our oil and gas derivative contracts; (b) exploration expenses of $27.5 million, which includes $9.2 million of stock compensation expense primarily associated with immediately vested stock options and $13.1 million of non productive exploratory well drilling and related costs; (c) $9.1 million of stock compensation expense primarily associated with immediately vested stock options included in general and administrative expense; and (d) $3.4 million of insurance recovery related to the final settlement for inspection and repairs associated with underwater platform damage from Hurricane Katrina at Main Pass Block 299.  Second quarter 2007 operating income of $0.7 million included exploration expenses of $5.3 million and $2.8 million of start-up costs associated with MPEH™.

Our operating income for the six months ended June 30, 2008 totaled $126.1 million, which includes (a) aggregate realized and unrealized losses of $116.0 million associated with the cash settlement and mark-to-market adjustment of the fair values of our oil and gas derivative contracts; (b) exploration expenses of $34.3 million, which includes $10.0 million of stock compensation expense primarily associated with immediately vested stock options and $12.4 million of non productive exploratory well drilling and related costs; (c) $10.1 million of stock compensation expense primarily associated with immediately vested stock options included in general and administrative expense; and (d) $3.4 million of insurance recovery related to the final settlement for inspection and repairs associated with underwater platform damage at Main Pass Block 299 from Hurricane Katrina.

Our operating loss for the six months ended June 30, 2007 totaled $11.2 million, which includes $3.4 million of charges to depreciation, depletion and amortization expense to increase the estimates for the accrued reclamation costs for the Vermilion Block 160 and Ship Shoal Block 296 fields, $15.1 million of exploration expenses including $1.3 million of nonproductive drilling and related costs and $5.5 million of start-up costs associated with MPEH™.  For the six months ended June 30, 2007, our non-cash compensation costs associated with stock-based awards totaled $8.7 million, which included $4.3 million of costs charged to exploration expense.

Summarized operating data are as follows:

	Second Quarter		Six Months
	2008[a]	2007	2008 [a]		2007
Sales volumes:
Gas (thousand cubic feet, or Mcf)	17,858,000	2,907,700	35,401,400	[b]	6,756,800
Oil (barrels)[a]	1,125,400	308,200	2,214,500		652,600
Plant products (per Mcf equivalent) [c]	2,114,000	245,200	4,479,000	[b]	680,700
Average realizations:
Gas (per Mcf)	$ 12.11	$ 8.07	$ 10.60		$ 7.80
Oil (per barrel)[a]	122.99	62.87	110.40		58.32

a.
Sales volumes associated with the properties acquired in August 2007 totaled approximately 13.3 billion cubic feet (Bcf) of natural gas, 778,600 barrels of oil and condensate and 1.5 billion cubic feet equivalent (Bcfe) of plant products for the second quarter ended June 30, 2008.  For the six months ended June 30, 2008, the sales volumes associated with the properties acquired in August 2007 totaled approximately 26.5 Bcf of natural gas, 1,555,000 barrels of oil and condensate and 3.5 Bcfe of plant products.

b.
Results reflect a reduction of natural gas volumes of 0.3 Bcf and plant products volumes of 0.1 Bcfe to reverse royalty relief amounts recorded in the first quarter.  Pursuant to Minerals Management Service (MMS) regulations, if the annual average NYMEX market price for natural gas exceeds the MMS’s annual price threshold ($10.38 per MMbtu for 2008), then relief is suspended under the program for 2008 and royalties would be due to the MMS.  Given the strength of natural gas prices during the second quarter of 2008 and forward prices as of June 30, 2008, we estimate that we will not be eligible to receive this relief in 2008.

c.
Results include approximately $21.0 million and $44.1 million of revenues associated with plant products (ethane, propane, butane, etc.) during the second quarter and six months ended June 30, 2008, respectively.  Plant product revenues for the comparable prior year periods totaled $2.0 million and $5.3 million.  One Mcf equivalent is determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

Oil and Gas Operations
As shown in the table above, the 2007 oil and gas property acquisition had a significant impact on our operating results for the second quarter and six months ended June 30, 2008.

Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

	Second	Six
	Quarter	Months
Oil and natural gas revenues – prior year period	$44,988	$96,363
Increase (decrease)
Price realizations:
Natural gas	18,879	27,844
Oil and condensate	18,907	31,528
Sales volumes:
Natural gas	10,390	16,742
Oil and condensate	2,461	440
Properties acquired in 2007	273,124	487,155
Plant products revenues	3,277	3,907
Other	295	288
Oil and natural gas revenues – current year period	$372,321	$664,267

Our oil and natural gas sales volumes totaled 26.7 billion cubic feet of natural gas equivalent (Bcfe) in the second quarter of 2008 and 5.0 Bcfe in the second quarter of 2007. The increase in 2008 from 2007 reflects the 2007 oil and gas property acquisition as well as increased production from our other properties.  Average realizations received for both oil and natural gas sold during the second quarter of 2008 increased 86 percent for oil and 56 percent for natural gas over amounts received in 2007 (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $21.0 million in the second quarter of 2008 compared with $2.0 million in the prior year period.

Our oil and natural gas sales volumes totaled 53.2 Bcfe and 11.4 Bcfe in the six months ended June 30, 2008 and 2007, respectively.  The increase in 2008 from 2007 reflects the 2007 oil and gas property acquisition as well as increased production from our other properties.  Average realizations received for both oil and natural gas sold during the six months ended June 30, 2008 increased 82 percent for oil and 40 percent for natural gas over amounts received in 2007 (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $44.1 million for the six months ended June 30, 2008 compared with $5.3 million in the prior year period.

Our service revenues totaled $3.2 million for the second quarter of 2008 and $6.7 million for the six months ended June 30, 2008 compared to $0.4 million and $0.7 million for the comparable periods last year.  These increases were related to additional production and handling fees from the processing of third party production and reimbursements of standard industry overhead fees associated with the 2007 oil and gas property acquisition.

Production and delivery costs. The following table reflects our production and delivery costs for the second quarter and six months ended June 30, 2008 and 2007 (in millions, except per Mcfe amounts):

	Second Quarter				Six Months
		Per		Per		Per		Per
	2008	Mcfe	2007	Mcfe	2008	Mcfe	2007	Mcfe
Lease operating expense	$36.8	$1.37	$7.5	$1.51	$68.8	$1.29	$15.9	$1.40
Workover costs	16.7	0.62	3.1	0.63	21.0	0.40	6.5	0.58
Insurance	4.9	0.18	3.7	0.73	12.8	0.24	6.9	0.61
Transportation and production taxes	10.4	0.40	1.7	0.34	21.0	0.39	4.1	0.37
Other	0.7	0.03	0.6	0.11	1.6	0.03	0.9	0.08
Total production and delivery costs	$69.5	$2.60	$16.6	$3.32	$125.2	$2.35	$34.3	$3.04

 The increase in lease operating expense from 2007 primarily reflects increased production associated with the 2007 oil and gas property acquisition.  The 22 percent and 23 percent decreases in the per Mcfe amount for the second quarter and six months ended June 30, 2008 for lease operating expense reflects our increased scale of operations.  We are continuing to evaluate opportunities to lower our operating costs. Our workover costs during the first half of 2008 primarily reflect remedial operations at Main Pass Block 299, Vermillion Block 398, the King of the Hill well at High Island Block 131 and South Timbalier Block 148.  During 2007, our workover costs were related primarily to work at Eugene Island Block 97, the Eugene Island Block 193 C-1 and C-2 wells and efforts to restore production from the Cane Ridge well at Louisiana State Lease 18055.

Our insurance costs reflect incremental costs for coverage of the oil and gas properties acquired in August 2007.  Increased production taxes over the prior year reflect the commencement of production from the Point Chevreuil and Laphroaig wells located in St. Mary, Parish, Louisiana as well as four additional wells drilled on the properties acquired in August 2007.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the second quarter and six months ended June 30, 2008 and 2007 (in millions, except per Mcfe amounts):

	Second Quarter				Six Months
		Per		Per		Per		Per
	2008	Mcfe	2007	Mcfe	2008	Mcfe	2007	Mcfe
Depletion and depreciation expense	$106.3	$3.97	$14.9	$2.98	$221.6	$4.17	$38.4	$3.38
Accretion expense	7.3	0.27	0.6	0.12	13.3	0.25	4.2	0.37
Impairment charges/losses	7.4	0.28	-	-	7.4	0.14	-	-
Total	$121.0	$4.52	$15.5	$3.10	$242.3	$4.56	$42.6	$3.75

Our depletion, depreciation and amortization rates are affected by estimates of proved reserve quantities, which are subject to a significant level of uncertainty, especially for fields with little or no production history.  Subsequent revisions to individual fields’ reserve estimates can yield significantly different depletion, depreciation and amortization rates.  The increase in our depletion, depreciation and amortization expense in the second quarter and six months ended June 30, 2008 over prior years primarily reflects production from the 2007 oil and gas property acquisition and from new discoveries.

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

In the second quarter 2008, we recorded a $7.4 million charge to depletion, depreciation and amortization expense to write off our remaining investment in Ship Shoal Block 139 and West Cameron Block 176 as a result of the wells producing significant amounts of water and remedial operations being unable to restore production.

The King of the Hill well commenced production in August 2006 from the same reservoir as other productive wells in adjacent lease blocks. During 2007 the well began producing significant amounts of water, and in late 2007, the operator sidetracked the well to a deeper zone being produced in a competitive offset well. The well was completed in the first quarter of 2008; however, production could not be established due to an obstruction in the wellbore.  We acquired the operator’s interest in July 2008 and are evaluating alternatives.  Our investment in the King of the Hill well was $10.5 million at June 30, 2008.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	Second Quarter			Six Months
	2008		2007	2008		2007
Geological and geophysical
including 3-D seismic purchases [a]	$12.5		$3.0	$18.0		$9.9
Nonproductive exploratory costs, including
related lease costs	13.1	[b]	0.2	12.4	[b]	1.3
Other	1.9		2.1	3.9		3.9
	$27.5		$5.3	$34.3		$15.1

a.
Includes compensation costs associated with outstanding stock-based awards totaling $9.2 million in the second quarter of 2008 and $10.0 million in the six months ended June 30, 2008 compared with $1.1 million and $4.3 million of compensation costs during comparable periods in 2007 (see “Stock-Based Compensation” below and Note 8).

b.
Includes nonproductive well costs of $10.8 million related to the Mound Point East well and $2.8 million related to the Eugene Island Block 346 B-2 well offset by reimbursements received from our partners on previous nonproductive wells.

Other Financial Results
Operating
General and administrative expense totaled $18.2 million in the second quarter of 2008 and $27.2 million for the six months ended June 30, 2008 compared with $4.4 million in the second quarter of 2007 and $10.8 million for the six months ended June 30, 2007.  We charged $9.1 million of related stock-based compensation costs to general and administrative expense during the second quarter of 2008 and $10.1 million for the six months ended June 30, 2008 compared to $1.1 million and $4.1 million for the comparable periods in 2007 (see “Stock-Based Compensation” below).   Additionally, our general and administrative costs in the 2008 periods reflect increased personnel associated with administering the 2007 oil and gas property acquisition.

In the second quarter of 2008, we recorded an aggregate of $70.8 million in losses associated with our oil and gas derivative contracts, including $43.2 million of unrealized mark-to-market adjustments related to the fair values of open oil and gas derivative contracts at June 30, 2008 and $27.6 million of realized losses resulting from the settlement of contracts expiring during the quarter.   For the six months ended June 30, 2008, we recorded an aggregate of $116.0 million in losses associated with our oil and gas derivative contracts, including $84.8 million of unrealized mark-to-market adjustments related to the fair values of open oil and gas derivative contracts at June 30, 2008 and $31.2 million of realized losses resulting from the settlement of contracts expiring during the year (Note 5).

Non-Operating
Interest expense totaled $12.5 million in the second quarter of 2008 and $29.6 million for the six months ended June 30, 2008 compared with $5.8 million in the second quarter of 2007 and $11.4 million for the six months ended June 30, 2007.  Capitalized interest totaled $1.6 million in the second quarter of 2008, $1.4 million in the second quarter of 2007, $2.8 million for the six months ended June 30, 2008 and $2.5 million for the six months ended June 30, 2007.  The increased interest expense for 2008 reflects our higher average debt balances, which were incurred to fund the 2007 oil and gas property acquisition (Notes 2 and 3).

Other expense totaled $1.9 million in the second quarter of 2008 and $2.5 million for the six months ended June 30, 2008 compared with other income of $0.8 million in the second quarter of 2008 and $1.6 million for six months ended June 30, 2007.  Other expense primarily represents $2.0 million and $2.7 million of fees paid to induce the conversion of a portion of our 6% and 5¼% convertible senior notes during the second quarter and six months ended June 30, 2008, respectively.

Our income tax provision totaled $1.0 million in the second quarter of 2008 and $1.9 million for the six months ended June 30, 2008.  Due to our net loss position in 2007, we did not record an income tax provision during 2007.  Federal tax regulations impose additional limitations on the utilization of net operating loss carry forwards from prior periods when a defined level of change in the stock ownership of certain shareholders is exceeded. Through June 30, 2008, no such change in ownership was determined. We continue to monitor stock ownership changes under the guidance of these provisions.  Should an ownership change be determined or is considered probable of occurring during 2008, we will include the impact of such change in the period that determination is made.

Discontinued Operations
Our discontinued operations resulted in a net loss of $0.7 million in the second quarter of 2008 and $1.6 million for the six months ended June 30, 2008 compared with losses of $1.1 million in the second quarter of 2007 and income of $1.2 million for the six months ended June 30, 2007.  The current aggregate estimated closure cost for Port Sulphur, Louisiana facilities is approximately $8.1 million.  We are accelerating the closure of these facilities and are considering several alternatives under our reclamation plans.  We incurred approximately $1.6 million of these costs in the six months ended June 30, 2008.  We estimate that we may incur these costs over the next twelve months under our currently anticipated closure plan, which is subject to change pending regulatory approval of the final plans.  Summarized results of our discontinued operations are as follows (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Sulphur retiree costs	$285	$289	$620	$724
Caretaking costs	225	250	441	434
Accretion expense – sulphur
reclamation obligations	216	435	434	869
Insurance	(63)	23	(58)	411
General and administrative and legal	66	26	129	85
Other	19	79	38	(3,752)[a]
Loss (income) from discontinued operations	$748	$1,102	$1,604	$(1,229)

a.	Includes the $4.2 million of finalized insurance recoveries associated with the Port Sulphur property damage claims resulting from the 2005 hurricanes.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	Six Months Ended
	June 30,
	2008	2007
Continuing operations
Operating	$381.8	$38.1
Investing	(109.9)	(73.6)
Financing	(276.6)	69.1

Discontinued operations
Operating	0.4	0.5
Investing	-	-
Financing	-	-

Total cash flow
Operating	382.2	38.6
Investing	(109.9)	(73.6)
Financing	(276.6)	69.1

Six-Month 2008 Cash Flows Compared with Six-Month 2007

Operating Cash Flows
Increased operating cash flow from our continuing operations in 2008 reflect increased oil and natural gas production and revenues primarily associated with the 2007 oil and gas property acquisition (Note 2) and higher average realizations for both natural gas and oil.   The increase in cash flow from our operations was partially offset by a $66.6 million use of cash for working capital requirements.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $111.1 million for the first half of 2008 and are expected to approximate $260 million for 2008, including approximately $90 million for exploration associated with Flatrock and other opportunities and $170 million in development costs.  These expenditures also may increase to fund development costs associated with additional successful wells or to fund additional exploration opportunities that may be presented to us.  We also plan to spend approximately $60 million primarily in the second half of 2008 to abandon and remove existing oil and gas structures from the Gulf of Mexico, a substantial amount of which is associated with structures acquired in the 2007 oil and gas property acquisition.  We plan to fund our exploration and development activities with borrowings under our senior secured revolving credit facility (see "Senior Secured Revolving Credit Facilities" below) and our operating cash flow.  We will require commercial arrangements to obtain financing for the MPEH™ project.  We may also pursue additional funding through potential debt and/or equity financing for our oil and gas and MPEH™ activities.  Although we intend to fund our near-term expenditures with available cash, operating cash flows and borrowings under our senior secured revolving credit facility, we may need to raise additional capital through future equity and/or debt transactions to continue our drilling activities and other project developments.

Financing Cash Flows
Our financing activities during the first half of 2008 reflect net payments of amounts borrowed under our senior secured financing arrangements of $269.5 million. Financing cash flow in the first half of 2007 reflects the net borrowings under our senior secured financing arrangements of $71.3 million (see “Senior Secured Revolving Credit Facility” and “Senior Term Loan” below).

Our continuing operations’ financing activities also included payments of dividends on our 6¾% mandatory convertible preferred stock totaling $9.1 million in the first half of 2008 compared with dividends paid on our 5% mandatorily redeemable convertible preferred stock of $0.7 million in the first half of 2007. All outstanding shares of our 5% mandatorily redeemable convertible preferred stock were converted into common stock during the second quarter of 2007.  Proceeds received from the exercise of stock options totaled $4.7 million in the first half of 2008 and $1.3 million in the first half of 2007.  We also paid $2.7 million in inducement fees related to the conversion of our senior convertible notes during the six months ended June 30, 2008.

Senior Secured Revolving Credit Facility
Our variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of our oil and gas properties and matures in August 2012.  During the second quarter of 2008, we entered into an amendment to the credit facility which reduced our borrowing capacity by $20 million to $500 million as of June 30, 2008.  The borrowing capacity will be reduced by $50 million on October 1 and December 31, 2008 to $400 million at December 31, 2008.

Availability under the credit facility is subject to a borrowing base which is recalculated semi-annually each April 1 and October 1.  In addition to the borrowings outstanding at June 30, 2008, we also have $100 million of letters of credit issued under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (Note 2).   At June 30, 2008, our unused borrowing capacity under the credit facility totaled $395.5 million.

The average interest rate on borrowings under the credit facility was 4.53 percent and 5.40 percent during the three and six months ended June 30, 2008, respectively.  McMoRan did not have outstanding borrowings under the credit facility during the quarter ended June 30, 2007.  The average interest rate on borrowings under our credit facilities was 8.49 percent during the six months ended June 30, 2007.  Interest expense on the credit facility totaled $2.9 million and $7.6 million for the second quarter and six months ended June 30, 2008, respectively, including $1.3 million and $2.3 million of amortization expense associated with the related deferred financing costs and other fees.  During the six months ended June 30, 2007, interest expense totaled $0.4 million, including $0.2 million of amortization expense and other fees.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We were in compliance with these covenants at June 30, 2008.

Senior Term Loan
Effective January 19, 2007, we entered into a senior term loan agreement (term loan).  The term loan agreement provided for a five-year, $100 million term loan facility. Proceeds at closing, net of related fees and discounts, totaled approximately $98.0 million.  We used the net proceeds to repay borrowings then outstanding at that time under our previous revolving credit facility.   At the closing of the 2007 oil and gas property acquisition, we repaid this loan.  See Note 6 of the 2007 Form 10-K for information regarding repayment of the term loan.

Debt Conversion Transactions
During the six months ended June 30, 2008, we privately negotiated transactions to induce the conversion of $39.1 million of our 6% convertible senior notes which were scheduled to mature July 2, 2008 (6% notes), into approximately 2.75 million shares of our common stock.  We paid an aggregate of

$1.0 million in cash to induce these conversions, which is reflected as non-operating expense in the consolidated statements of operations.  Additionally, $18.2 million of the 6% notes were converted into approximately 1.3 million shares of our common stock in accordance with the terms of the 6% notes during the six months ended June 30, 2008.

On July 2, 2008, the remaining holders of the 6% notes elected to convert $43.5 million of the 6% notes into 3.05 million shares of our common stock (based on the $14.25 per share conversion price under the terms of the 6% Notes), in lieu of redemption.

During the six months ended June 30, 2008, we also privately negotiated transactions to induce the conversion of $40.2 million of our 5¼% convertible senior notes due October 6, 2011 (5¼% notes) into approximately 2.4 million shares of its common stock.  We paid an aggregate $1.7 million in cash to induce these conversions, which is reflected as non-operating expense in the consolidated statements of operations.  The 5¼% notes have a conversion price of $16.575 per share and are callable beginning October 6, 2009 if the closing price of McMoRan’s common stock has exceeded 130% of the conversion price for at least 20 trading days in any consecutive 30-day period.

Our outstanding convertible senior notes are summarized below (in thousands):

	December 31,	June 30,	July 2,
	2007	2008	2008
6% notes due 2008	$100,870	$43,503	$-
5¼% notes due 2011	115,000	74,720	74,720
Convertible senior notes	$215,870	$118,223	$74,720

STOCK-BASED COMPENSATION

For information regarding our accounting for stock-based awards see Note 1 of our 2007 Form 10-K.  Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Second Quarter		Six Months
	2008	2007	2008	2007
General and administrative expenses	$9,140	$1,087	$10,121	$4,143
Exploration expenses	9,158	1,063	10,047	4,277
Main Pass Energy Hub™ start-up costs	636	83	707	320
Total stock-based compensation cost	$18,934	$2,233	$20,875	$8,740

We had a minimal amount of stock options available for grant to our employees at December 31, 2007.  On January 28, 2008, our Board of Directors granted a total of 1,654,500 stock options subject to shareholder approval of the 2008 Stock Incentive Plan (2008 Plan).  The stock options were granted to our employees at an exercise price of $15.04 per share (the closing market price on that date), including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to our Co-Chairmen in lieu of cash compensation in 2008.  Stock options under the 2008 Plan and the 2004 Director Compensation Plan were also granted to non-employee directors and advisory directors effective June 1, 2008.  Approval of the 2008 Plan was received at the annual shareholders’ meeting held on June 5, 2008 when the closing market price was $34.40 per share. Accordingly, the related fair values of such grants was charged to expense in the second quarter 2008 in accordance with SFAS 123R.  The weighted average option value of the 1,694,500 options granted during the six months ended June 30, 2008 was $24.99.  See Note 10 of our 2007 Form 10-K.

As of June 30, 2008, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $28.9 million, which is expected to be recognized over a weighted average period of approximately one year.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”   This FASB Staff Position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  This will require the accretion of the resulting discount on the liability component of the convertible debt to result in additional interest expense equal to our nonconvertible debt borrowing rate.  This FASB Staff position is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively for all periods presented. We are currently evaluating the impact that this FASB Staff Position will have on our 5¼% notes and related interest expense.

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

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, such as: statements regarding our financial plans; our indebtedness; acquisitions; our exploration and development plans and the potential development of the MPEH™ project; the potential restart of our sulphur production operations at Main Pass Block 299; our ability to satisfy the MMS reclamation obligations with respect to Main Pass and our environmental obligations; drilling potential and results; anticipated flow rates of producing wells; anticipated initial flow rates of new wells; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and natural gas; trends in oil, natural gas prices and sulphur prices; amounts and timing of capital expenditures and reclamation costs; and our ability to obtain necessary permits for new operations.  Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in our 2007 Form 10-K.
–––––––––––––––––––––––––
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2007. Our senior secured revolving credit facility (see “Senior Secured Revolving Credit Facility” and Note 3) has a variable rate, which exposes us to interest rate risk.  Based on our outstanding borrowings under the revolving credit facility and interest rates at June 30, 2008, a change of 100 basis points in applicable annual interest rates would have an approximate $0.5 million annual pre-tax impact on our results of operations and cash flows.  Because the interest rate on our 11.875% senior notes is fixed, the fair value of these notes fluctuates over time as result of changes in market interest rates, our market credit ratings and other factors.  Without consideration of other factors, the fair value of our 11.875% senior notes will generally increase as market interest rates fall and, conversely, will decrease as interest rates rise.  The estimated fair value of our 11.875 senior notes as of June 30, 2008 was approximately $316.5 million.  The fair values of our 5¼% and 6% convertible senior notes are more closely aligned with changes in our common stock price as opposed to changes in market interest rates. The related fair values, were approximately $126.0 million and $83.6 million, respectively, as of June 30, 2008.

In connection with our 2007 oil and gas property acquisition (Note 2), we entered into various hedging contracts for a portion of our projected 2008-2010 sales of oil and natural gas (see “Gulf of Mexico Property Acquisition” and Note 5).  The sensitivity of a $1.00 per MMbtu change from the average swap price for the natural gas volumes covered by the remaining outstanding hedging contracts is as follows (in millions):

2008	$2.7
2009	7.3
2010	2.6

The sensitivity of a $5.00 per barrel change in the average swap price for the oil volumes covered by the hedging contracts is as follows (in millions):

2008	$0.6
2009	1.6
2010	0.6

We are currently not sensitive to changes in prices on our natural gas and oil puts as we would only exercise the put option if the price of natural gas and oil reached levels below $6.00 and $50.00, respectively.  For more information, please refer to the consolidated financial statements and notes thereto included in our 2007 Form 10-K.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased[a]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[b]

April 1-30, 2008	9,145	$ 27.68	-	300,000
May 1-31, 2008	23,825	27.62	-	300,000
June 1-30, 2008	0	-	-	300,000

Total	32,970	$ 27.64	-	300,000

a.	Consists of shares tendered to cover the cost of option exercises under our applicable stock incentive plans.

b.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares.  The program does not have an expiration date.  No shares were purchased during the three-month period ended June 30, 2008, and 0.3 million shares remain available for purchase.

Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held June 5, 2008 (Annual Meeting).  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
Richard C. Adkerson	50,237,916	575,600
Robert A. Day	50,411,015	402,501
Gerald J. Ford	50,190,408	623,108
H. Devon Graham, Jr.	49,483,355	1,330,161
Suzanne T. Mestayer	49,712,030	1,101,486
James R. Moffett	50,190,522	622,994
B. M. Rankin, Jr.	50,060,521	752,995

There were no abstentions with respect to the election of directors.

	For	Against	Abstentions
2. Ratification of Ernst & Young LLP as independent auditors	50,672,898	90,290	50,328

	For	Against	Abstentions
3. Approval of 2008 Stock Incentive Plan	32,730,370	5,744,869	144,524

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

Date: August 7, 2008

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
			10-Q	001-07791	11/12/1999
4.5	Indenture dated as of July 2, 2003 by and between McMoRan and The Bank of New York, as trustee		10-Q	001-07791	08/14/2003
4.6	Collateral Pledge and Security Agreement dated as of July 2, 2003 by and among McMoRan, as pledgor, The Bank of New York, as trustee, and the Bank of New York, as collateral agent		10-Q	001-07791	08/14/2003
4.7	Purchase Agreement dated September 30, 2004, by and among McMoRan Exploration Co., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities Inc		8-K	001-07791	10/07/2004
4.8	Indenture dated October 6, 2004 by and among McMoRan and the Bank of New York, as trustee		8-K	001-07791	10/07/2004
4.9	Collateral Pledge and Security Agreement dated October 6, 2004 by and among McMoRan, as pledgor, The Bank of New York, as trustee and the Bank of New York, as collateral agent		8-K	001-07791	10/07/2004
4.10
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
			10-Q	001-07791	11/01/2007
10.14	Credit Agreement dated as of August 12 2007, among McMoRan Exploration Co., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto		10-Q	001-07791	11/01/2007
10.15	First Amendment to Credit Agreement dated as of June 20, 2008, among McMoRan Exploration Co., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	X
10.16*	McMoRan Adjusted Stock Award Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.17*	McMoRan 1998 Stock Option Plan, as amended and restated	10-Q	001-07791	05/10/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
10.18*	McMoRan 1998 Stock Option Plan for non-Employee Directors		10-Q	001-07791	05/10/2007
10.19*	McMoRan Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan		10-Q	001-07791	08/04/2005
10.20*	McMoRan 2000 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.21*	McMoRan Form of Notice of Grant of Nonqualified Stock Options under the 2000 Stock Incentive Plan		10-Q	001-07791	08/04/2005
10.22*	McMoRan 2001 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.23*	McMoRan 2003 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.24*	McMoRan’s Performance Incentive Awards Program as amended effective February 1, 1999		10-K	001-07791	03/25/1999
10.25*	McMoRan Form of Notice of Grant of Nonqualified Stock Options under the 2001 Stock Incentive Plan		10-Q	001-07791	08/04/2005
10.26*	McMoRan Form of Restricted Stock Unit Agreement Under the 2001 Stock Incentive Plan		10-Q	001-07791	08/09/2007
10.27*	McMoRan Exploration Co. Executive Services Program		8-K	001-07791	05/05/2006
10.28*	McMoRan Form of Notice of Grants of Nonqualified Stock Options under the 2003 Stock Incentive Plan		10-Q	001-07791	08/04/2005
10.29*	McMoRan Form of Restricted Stock Unit Agreement Under the 2003 Stock Incentive Plan		10-Q	001-07791	08/09/2007
10.30*	McMoRan 2004 Director Compensation Plan, as amended and restated		10-Q	001-07791	05/10/2007
10.31*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options under the 2004 Director Compensation Plan		8-K	001-07791	05/05/2006
10.32*
Agreement for Consulting Services between Freeport-McMoRan Inc. and B. M. Rankin, Jr. effective as of January 1, 1991)(assigned to FM Services Company as of January 1, 1996); as amended on December 15, 1997 and on December 7, 1998
			10-K	001-07791	03/25/1999
10.33*	Supplemental Letter Agreement between FM Services Company and B.M. Rankin, Jr. effective as of January 1, 2008		10-K	001-07791	03/17/2008
10.34*	McMoRan Director Compensation	X
10.35*	McMoRan Exploration Co. 2005 Stock Incentive Plan		10-Q	001-07791	05/10/2007
10.36*	Form of Notice of Grant of Nonqualified Stock Options under the 2005 Stock Incentive Plan		8-K	001-07791	05/06/2005
10.37*	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan		10-Q	001-07791	08/09/2007
10.38*	McMoRan Exploration Co. Supplemental Executive Capital Accumulation Plan		10-Q	001-07791	05/08/2008
10.39*	McMoRan Exploration Co. Supplemental Executive Capital Accumulation Plan Amendment One		10-Q	001-07791	05/08/2008
10.40*	McMoRan Exploration Co. 2008 Stock Incentive Plan.		8-K	001-07791	06/11/2008

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
10.41*	Form of Notice of Grant of Nonqualified Stock Options under the 2008 Stock Incentive Plan.		8-K	001-07791	06/11/2008
10.42*	Form of Restricted Stock Unit Agreement under the 2008 Stock Incentive Plan.		8-K	001-07791	06/11/2008
10.43*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2008 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-07791	06/11/2008
12.1	Computation of Ratio of Earnings to Fixed Charges		10-K	001-07791	03/17/2008
14.1	Ethics and Business Conduct Policy		10-K	001-07791	03/15/2004
15.1	Letter dated August 6, 2008 from Ernst & Young LLP regarding unaudited interim financial statements	X
23.1	Consent of Ryder Scott Company, L.P.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

–––––––––––––––––––––––––
*  Indicates management contract or compensatory plan or agreement.