Form 10-Q
period 2009-03-31
MCMORAN EXPLORATION CO /DE/
filed 2009-05-11
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). ☐Yes ☒ No

On March 31,2009, there were issued and outstanding 70,475,267 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008
	(In Thousands)
ASSETS
Cash and cash equivalents	$95,435	$93,486
Accounts receivable	95,327	112,684
Inventories	44,135	31,284
Prepaid expenses	9,159	13,819
Fair value of oil and gas derivative contracts	32,230	31,624
Current assets from discontinued operations, primarily restricted cash
of $0.5 million	514	516
Total current assets	276,800	283,413
Property, plant and equipment, net	932,569	992,563
Restricted investments and cash	33,561	29,789
Sulphur business assets	3,010	3,012
Deferred financing costs	14,769	15,658
Fair value of oil and gas derivative contracts	6,018	5,847
Total assets	$1,266,727	$1,330,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$66,924	$77,009
Accrued liabilities	79,102	89,565
Accrued interest and dividends payable	17,409	7,586
Current portion of accrued oil and gas reclamation costs	64,380	103,550
Current portion of accrued sulphur reclamation costs	785	785
Current liabilities from discontinued operations	1,344	1,317
Total current liabilities	229,944	279,812
5¼% convertible senior notes	74,720	74,720
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	360,245	317,651
Accrued sulphur reclamation costs	22,719	22,218
Other long-term liabilities from discontinued operations	6,842	6,835
Other long-term liabilities	20,138	20,023
Total liabilities	1,014,608	1,021,259
Stockholders' equity	252,119	309,023
Total liabilities and stockholders' equity	$1,266,727	$1,330,282

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and natural gas	$95,082	$291,946
Service	2,294	3,530
Total revenues	97,376	295,476
Costs and expenses:
Production and delivery costs	49,046	55,646
Depletion, depreciation and amortization expense	93,397	121,332
Exploration expenses	28,426	6,813
(Gain) loss on oil and gas derivative contracts	(18,858)	45,231
General and administrative expenses	12,446	9,012
Start-up costs for Main Pass Energy Hub™	765	1,617
Insurance recoveries	(18,707)	-
Total costs and expenses	146,515	239,651
Operating income (loss)	(49,139)	55,825
Interest expense, net	(10,666)	(17,111)
Other income (expense), net	329	(627)
Income (loss) from continuing operations before income taxes	(59,476)	38,087
Provision for income taxes	(16)	(856)
Income (loss) from continuing operations	(59,492)	37,231
Loss from discontinued operations	(1,067)	(856)
Net income (loss)	(60,559)	36,375
Preferred dividends and amortization of convertible preferred stock
issuance costs	(2,682)	(4,366)
Net income (loss) applicable to common stock	$(63,241)	$32,009

Basic net income (loss) per share of common stock:
Continuing operations	$(0.88)	$0.61
Discontinued operations	(0.02)	(0.02)
Net income (loss) per share of common stock	$(0.90)	$0.59

Diluted net income (loss) per share of common stock:
Continuing operations	$(0.88)	$0.47
Discontinued operations	(0.02)	(0.01)
Net income (loss) per share of common stock	$(0.90)	$0.46

Average shares outstanding:
Basic	70,475	53,956
Diluted	70,475	85,154

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(60,559)	$36,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	1,067	856
Depletion, depreciation, and amortization	93,397	121,332
Exploration drilling and related expenditures (reimbursements), net	16,226	(735)
Compensation expense associated with stock-based awards	6,347	1,941
Amortization of deferred financing costs	931	1,256
Unrealized (gain) loss on oil and gas derivative contracts	(778)	41,591
Loss on induced conversion of convertible senior notes	-	699
Reclamation expenditures, net of prepayments by third parties	(12,351)	3,234
Increase in restricted cash	(3,772)	(3,783)
Other	64	(320)
(Increase) decrease in working capital:
Accounts receivable	14,697	(38,924)
Accounts payable and accrued liabilities	(12,846)	10,035
Prepaid expenses and inventories	(8,193)	2,204
Net cash provided by continuing operations	34,230	175,761
Net cash used in discontinued operations	(436)	(2,945)
Net cash provided by operating activities	33,794	172,816

Cash flow from investing activities:
Exploration, development and other capital expenditures	(29,163)	(51,379)
Acquisition of properties, net	-	(3,500)
Net cash used in continuing operations	(29,163)	(54,879)
Net cash activity from discontinued operations	-	-
Net cash used in investing activities	(29,163)	(54,879)

Cash flow from financing activities:
Payments under senior secured revolving credit facility, net	-	(111,000)
Dividends paid on convertible preferred stock	(2,682)	(4,755)
Payments for induced conversion of convertible senior notes	-	(699)
Proceeds from exercise of stock options and other	-	66
Net cash used in continuing operations	(2,682)	(116,388)
Net cash activity from discontinued operations	-	-
Net cash used in financing activities	(2,682)	(116,388)
Net increase in cash and cash equivalents	1,949	1,549
Cash and cash equivalents at beginning of year	93,486	4,830
Cash and cash equivalents at end of period	$95,435	$6,379

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations.  Separate from its oil and gas operations, McMoRan’s long-term business objectives include the development of the Main Pass Energy Hub (MPEH™), a multifaceted energy service project, including the potential development of a facility to receive and process liquefied natural gas (LNG) and store and distribute natural gas.  With the discontinuation of McMoRan’s sulphur operations in 2002, its sulphur results are presented as discontinued operations and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of discontinued operations amounts within the statement of cash flow.

2.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below.

	March 31,	December 31,
	2009	2008
Senior secured revolving credit facility	$-	$-
11.875% senior notes	300,000	300,000
5¼% convertible senior notes	74,720	74,720
Total debt	374,720	374,720
Less current maturities	-	-
Long-term debt	$374,720	$374,720

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $400 million at March 31, 2009.

Availability under the credit facility is subject to a borrowing base, which is recalculated semi-annually each April 1 and October 1.  The lenders completed the semi-annual redetermination of McMoRan’s borrowing base in April, and primarily as a result of the decline in natural gas and oil prices, McMoRan’s borrowing base was revised from $400 million to $235 million.  Unused borrowing capacity under the credit facility was $135 million after the redetermination.  McMoRan had no borrowings outstanding under the credit facility during the quarter ended March 31, 2009, although a letter of credit in the amount of $100 million remains outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (see Note 2 of McMoRan’s 2008 Form 10-K).

McMoRan agreed to amend the credit facility to increase borrowing costs and commitment fees.  LIBOR based borrowings will increase by one percent as a result of the amendment.  During the quarter ended March 31, 2009, interest expense on the credit facility totaled $1.3 million, which represented amortization expense associated with the credit facility’s related deferred financing costs and other fees.  During the same period in 2008, interest expense totaled $5.7 million, including $2.0 million of amortization expense associated with deferred financing costs.  The average interest rate on borrowings under the credit facility was 5.87 percent during the three months ended March 31, 2008.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan was in compliance with these covenants at March 31, 2009.

Debt Conversion Transactions
McMoRan’s 6% convertible senior notes matured on July 2, 2008 (6% notes).  During the quarter ended March 31, 2008, McMoRan privately negotiated transactions to induce the conversion of $24.5 million of its 6% notes into approximately 1.72 million shares of its common stock.  McMoRan paid an aggregate $0.7 million in cash to induce these conversions, which is reflected as non-operating expense in the consolidated statements of operations.

Fair Value of Debt
The fair value of McMoRan’s 5¼% convertible senior notes (5¼% notes) and 11.875% senior notes (11.875% senior notes) is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets.  At March 31, 2009, the estimated fair value of the 5¼% notes and the 11.875% senior notes was $57.4 million and $207.0 million, respectively.

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

McMoRan had a net loss from continuing operations in the first quarter of 2009.  Accordingly, the assumed exercise of stock options and stock warrants, as well as the assumed conversion of McMoRan’s 6¾% mandatorily convertible preferred stock (preferred stock) and 5¼% notes, have been excluded from the diluted net loss per share calculations.  These instruments were excluded because they are considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share from continuing operations during the quarter ended March 31, 2009.  The excluded share amounts are summarized below (in thousands):

Assumed conversion of preferred stock [a]	12,817
5¼% notes [b]	4,508

The table below reconciles McMoRan’s basic net income per share to its diluted net income per share for the quarter ended March 31, 2008 (amounts in thousands, except per share data):

Basic net income from continuing operations	$32,865
Add: Preferred dividends from assumed conversion of preferred stock [a]	4,366
Add: Net interest from assumed conversion of 6% notes [c]	1,297
Add: Net interest from assumed conversion of 5¼% notes [b]	1,565
Diluted net income from continuing operations	40,093
Loss from discontinued operations	(856)
Diluted net income applicable to common stock	$39,237

Weighted average common shares outstanding for purpose of calculating
basic net income per share	53,956
Assumed exercise of dilutive stock options [d,e]	1,008
Assumed exercise of stock warrants [d,f]	504
Assumed conversion of preferred stock [a]	17,389
Assumed conversion of 6% notes [c]	5,359
Assumed conversion of 5¼% notes [b]	6,938
Weighted average common shares outstanding
for purposes of calculating diluted net income per share	85,154

Diluted net income per share from continuing operations	$0.47
Diluted net loss per share from discontinued operations	(0.01)
Diluted net income per share	$0.46

a.	See Note 10 of the 2008 Form 10-K for information regarding McMoRan’s preferred stock.
b.
Net interest expense on the 5¼% notes totaled $1.0 million and $1.6 million during the first quarter of 2009 and 2008, respectively. Additional information regarding McMoRan’s 5¼% notes is disclosed in Note 8 of the 2008 Form 10-K.

c.
The 6% notes matured on July 2, 2008.  Net interest expense on the 6% notes totaled $1.3 million during the first quarter of 2008. Additional information regarding McMoRan’s 6% notes is disclosed in Note 8 of the 2008 Form 10-K.

d.	McMoRan uses the treasury stock method to determine total shares relating to in-the-money stock options and stock warrants to include in its diluted earning per share calculation.
e.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
f.	See Note 6 of McMoRan’s 2008 Form 10-K for additional information regarding the warrants.

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows:

	First Quarter
	2009	2008
Outstanding options (in thousands)	8,480	4,416
Average exercise price per share	$15.40	$18.01

4.  DERIVATIVE CONTRACTS
In connection with the closing of the 2007 oil and gas property acquisition and related financing (see Note 2 of McMoRan’s 2008 Form 10-K), MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010.  See Note 1 of McMoRan’s 2008 Form 10-K for McMoRan’s policies regarding derivative contracts.

At March 31, 2009, McMoRan’s oil and gas derivative contracts were as follows:

	Natural Gas Positions (million MMbtu)
	Open Swap Positions [a]		Put Options [b]
	Annual	Average	Annual	Average
	Volumes	Swap Price [c]	Volumes	Floor [c]
2009	3.9	$8.93	3.2	$6.00
2010	2.6	$8.63	1.2	$6.00

	Oil Positions (thousand bbls)
	Open Swap Positions [a]		Put Options [b]
	Annual	Average	Annual	Average
	Volumes	Swap Price [d]	Volumes	Floor [d]
2009	171	$71.73	125	$50.00
2010	118	$70.89	50	$50.00

a.	Remaining 2009 swaps cover periods April-June and November-December; 2010 swaps cover periods January-June and November-December.
b.	Covering periods July-October of the respective years.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, changes in the related fair values are recognized immediately in McMoRan’s operating results at each reporting period. During the first quarter of 2009 and 2008, McMoRan’s realized and unrealized (gains)/losses on these contracts were as follows (in thousands):

	First Quarter
	2009	2008
Realized (gain) loss
Gas puts	$-	$-
Oil puts	-	-
Gas swaps	(13,716)	(3,872)
Oil swaps	(4,364)	7,512
Total realized (gain) loss	(18,080)	3,640

Unrealized (gain) loss
Gas puts	(4,241)	1,597
Oil puts	358	6
Gas swaps	13	40,596
Oil swaps	3,092	(608)
Total unrealized (gain) loss	(778)	41,591
(Gain) loss on oil and gas derivative contracts	$(18,858)	$45,231

The original cost of the put options was $4.6 million.  There was no cost for entering into the swap contracts.  The derivative contracts are reported at fair value on McMoRan’s balance sheets.  The fair value of McMoRan’s swaps and puts is based on transaction counterparty acknowledgments and corroborated based on quoted market prices and internal valuation model analyses.  McMoRan has classified its derivative instruments as Level 2 inputs (see Note 9 of McMoRan’s 2008 Form 10-K).  The following tables provides fair value measurement information for these instruments as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$6,349	$598	$21,572	$3,711	$32,230
Other assets	1,315	256	3,952	495	6,018
Current liabilities	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Fair value of contracts	$7,664	$854	$25,524	$4,206	$38,248

	December 31, 2008
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$2,659	$915	$21,701	$6,349	$31,624
Other assets	765	297	3,837	948	5,847
Current liabilities	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Fair value of contracts	$3,424	$1,212	$25,538	$7,297	$37,471

5.  INCOME TAXES
As of March 31, 2009 and December 31, 2008, McMoRan had approximately $364.3 million and $343.1million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance against these deferred tax assets (see Note 14 of McMoRan’s 2008 Form 10-K).  McMoRan’s effective tax rate would be impacted in future periods to the extent these deferred tax assets are recognized. McMoRan will continue to assess whether or not deferred tax assets can be recognized based on operating results in future periods.  Federal tax regulations impose limitations on the utilization of net operating losses (NOL’s) from prior periods when a defined level of change in ownership of certain shareholders is exceeded.  Based on currently available information, no such change in ownership was determined to have occurred through March 31, 2009.  McMoRan continues to monitor stock ownership changes under the guidance of these provisions.  Should an ownership change be determined or considered probable of occurring, McMoRan will include the impact of such change in the period that determination is made.  Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  Tax periods open to audit for McMoRan include federal and Louisiana income tax returns subsequent to 2004.  NOL amounts prior to this time are also subject to audit.

6. OIL AND GAS ACTIVITIES
Exploration and Operations.
McMoRan has investments in four in-progress or unevaluated wells totaling $53.1 million at March 31, 2009, including $18.4 million for the Ammazzo well, $3.4 million for the Cordage well, $0.1 million for the Blueberry Hill sidetrack well and $31.2 million for the South Timbalier Block 168 No. 1 well.

If current or future well assessment, stimulation, or completion efforts are not successful in generating production that will allow McMoRan to recover its investment in any of the respective wells referenced above, McMoRan may be required to write down its investment in such properties to their net realizable value.  See Note 1 of McMoRan’s 2008 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

As also discussed in Note 1 of McMoRan’s 2008 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers.  Future cash flows are determined using published forward market prices adjusted for property-specific price basis and energy content differentials, net of estimated future production and development costs, excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers investors’ expected rates of return for similar type assets if acquired under current market conditions.  Due to the continuing declines in market prices for oil and natural gas and certain other operational factors that negatively impacted reserve recoverability during the first quarter of 2009, McMoRan recorded impairment charges of $39.0 million.  McMoRan considers the fair value measurement process used in its impairment evaluations as a Level 3 input under SFAS 157 (Note 1 of McMoRan’s Form 10-K).

The determination of oil and gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Subsequent evaluation of the same reserves may result in variations in estimated reserves and related estimates of future cash flows. These variations may be substantial.  If the capitalized costs of an individual oil and gas property exceed the related estimated future net cash flows, an impairment charge to reduce the capitalized costs to the property’s estimated fair value is required.  For more information regarding the risks associated with the reserve estimation process see Item 1A. “Risk Factors” located in McMoRan’s 2008 Form 10-K.

2008 Hurricane Activity.
Hurricanes Gustav and Ike impacted Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts on September 1, 2008 and September 13, 2008, respectively.  There was no significant damage to McMoRan’s properties resulting from Hurricane Gustav.  Assessments following Hurricane Ike identified several platforms with significant structural damage.  McMoRan expects to realize a substantial recovery under its insurance program for hurricane related costs that it expects to incur over several years.  McMoRan received net insurance proceeds of $18.7 million in the quarter ended March 31, 2009 as an initial payment associated with certain of McMoRan’s insured losses as a result of these hurricanes.

Accrued Reclamation Obligations.
McMoRan follows SFAS No. 143 “Accounting for Asset Retirement Obligations” in determining amounts to record for the fair value of obligations associated with the removal of long-lived assets in the period they are incurred.  For more information regarding McMoRan’s accounting for asset retirement obligations see Notes 1 and 17 of McMoRan’s 2008 Form 10-K.   A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2008 follows (in thousands):

Oil and Natural Gas
Asset retirement obligation at beginning of year	$421,201
Liabilities settled	(5,890)
Accretion expense	7,814
Reclamation costs assumed from third parties	524
Incurred liabilities	682
Revision for changes in estimates	294
Asset retirement obligations at March 31, 2009	$424,625

Sulphur
Asset retirement obligations at beginning of year	$23,003
Liabilities settled	-
Accretion expense	501
Revision for changes in estimates	-
Asset retirement obligation at March 31, 2009	$23,504

Inventory.
Product inventories totaled $0.9 million at March 31, 2009 and $1.0 million at December 31, 2008, consisting entirely of oil production from Main Pass Block 299.  Materials and supplies inventory totaled $43.3 million at March 31, 2009 and $30.3 million at December 31, 2008, and represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. These costs will be partially reimbursed by third party participants in wells supplied with these materials.  Due to the recent declines in market values related to certain drilling pipe and tubular inventory, McMoRan recorded a valuation allowance of $1.1 million in the first quarter of 2009 related to these assets (which were not dedicated to current drilling projects).

7. OTHER MATTERS
Interest Cost.
Interest expense capitalized by McMoRan totaled $0.9 million in the first quarter of 2009 and $1.2 million in the first quarter of 2008.

Pension Plan.
During 2000, McMoRan elected to terminate its defined benefit plan (Pension Plan).  McMoRan received notification dated April 14, 2008 that the Internal Revenue Service approved the Pension Plan’s termination.  McMoRan funded the approximate $2.3 million shortfall between the Pension Plan’s obligations and the underlying plan assets in August 2008.  McMoRan also provides certain health care and life insurance benefits (Other Benefits) to retired employees.  See Note 13 of McMoRan’s 2008 Form 10-K for more information regarding these Pension and Other Benefit plans.  The components of net periodic benefit cost for the first quarter of 2009 and 2008 for these plans follow (in thousands):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$-	$-	$13	$7
Interest cost	-	22	72	84
Return on plan assets	-	(9)	-	-
Amortization of prior service costs	-
and actuarial gains	-	-	(10)	(1)
Net periodic benefit expense	$-	$13	$75	$90

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of McMoRan’s 2008 Form 10-K.  Compensation cost charged to expense for stock-based awards is shown below (in thousands).

	First Quarter
	2009	2008
Stock options awarded to employees (including directors)	$6,013	$1,781
Stock options awarded to non-employees and advisory directors	253	128
Restricted stock units	81	32
Total compensation cost	$6,347	$1,941

On February 2, 2009, McMoRan’s Board of Directors granted a total of 1,815,500 stock options to its employees at an exercise price of $6.44 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2009.  The weighted average option value of these options granted during the first quarter of 2009 was $3.97.  McMoRan recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.

As of March 31, 2009, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $23.9 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive Income (loss).
McMoRan’s comprehensive income (loss) is shown below (in thousands).

	First Quarter
	2009	2008
Net income (loss)	$(60,559)	$36,375
Other comprehensive income (loss)
Amortization of previously unrecognized pension
components, net	(10)	(1)
Comprehensive income (loss)	$(60,569)	$36,374

8.  NEW ACCOUNTING STANDARDS & SEC DISCLOSURES
In December 2007, the FASB issued SFAS No. 141(R), “Applying the Acquisition Method.”  SFAS 141(R) requires an acquirer to recognize 100 percent of the fair values of acquired assets, with limited exceptions, even if the acquirer has not acquired 100 percent of its target.  Additionally, contingent consideration arrangements and preacquisition contingencies will be measured at fair value on the acquisition date and included in the basis of the purchase price.  Transaction costs will now be expensed as incurred and not considered as part of the fair value of the acquisition; however, acquired research and development will no longer be expensed at acquisition, but instead will be capitalized as an indefinite-lived intangible asset.  McMoRan adopted SFAS 141(R) on January 1, 2009 with no impact to its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Accounting for Noncontrolling Interests.”  SFAS 160 clarifies the classification of noncontrolling interests in the consolidated balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of these noncontrolling interests.  Under SFAS 160, noncontrolling interests (minority interests) are to be considered equity transactions and reflected accordingly in the balance sheet and related statement of cash flow.  SFAS 160 will require separate disclosure on the face of the income statement distinguishing between the controlling and noncontrolling interests. McMoRan adopted SFAS 160 on January 1, 2009 with no impact to its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. McMoRan adopted SFAS No. 161 on January 1, 2009 and has added certain additional disclosures in its financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”   This FASB Staff Position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  This will require the accretion of the resulting discount on the liability component of the convertible debt, which will result in additional interest expense based on McMoRan’s nonconvertible debt borrowing rate.  McMoRan adopted this FASB Staff Position on January 1, 2009 with no impact to its financial statements due to McMoRan’s instruments inability to be settled in cash except for in specific circumstances.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FASB Staff Position was issued to clarify that unvested share-based payment awards with a right to receive non-

forfeitable dividends are participating securities.  McMoRan adopted this FASB Staff Position on January 1, 2009 with no impact to its financial statements.

In December 2008 the Securities and Exchange Commission (SEC) approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments among other things:
•	allow the use of new technologies to determine proved reserves;
•	permit the optional disclosure of probable and possible reserves;
•	modify the prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a period-end price; and
•
require that if a third party is primarily responsible for preparing or auditing the reserve estimates, the company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit any report received from the third party.

The new SEC reserve estimation and disclosure requirements had no impact on McMoRan’s 2009 interim financial statements but will be effective for the disclosure included in McMoRan’s year-end 2009 financial reporting and its Annual Report on Form 10-K.

9.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 8 and 19 of McMoRan’s 2008 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at March 31, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and cash flow for the three months ended March 31, 2009 and 2008, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70	$95,231	$134	$-	$95,435
Accounts receivable	-	95,327	-	-	95,327
Inventories	-	44,135	-	-	44,135
Prepaid expenses	6,773	2,386	-	-	9,159
Fair value of derivative contracts	-	32,230	-	-	32,230
Current assets from discontinued
operations	-	-	514	-	514
Total current assets	6,843	269,309	648	-	276,800
Property, plant and equipment, net	-	932,538	31	-	932,569
Discontinued sulphur assets	-	-	3,010	-	3,010
Investment in subsidiaries	800,747	-	-	(800,747)	-
Amounts due from affiliates	-	167,165	(3,233)	(163,932)	-
Deferred financing costs and other assets	10,768	43,580	-	-	54,348
Total assets	$818,358	$1,412,592	$456	$(964,679)	$1,266,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305	$66,414	$205	$-	$66,924
Accrued liabilities	1,424	77,669	9	-	79,102
Current portion of oil and gas accrued
reclamation costs	-	64,380	-	-	64,380
Other current liabilities	16,721	688	-	-	17,409
Current liabilities from discontinued
operations	-	-	2,129	-	2,129
Total current liabilities	18,450	209,151	2,343	-	229,944
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	163,932	-	-	(163,932)	-
Accrued oil and gas reclamation costs	-	360,245	-	-	360,245
Accrued sulphur reclamation costs	-	-	22,719	-	22,719
Other long-term liabilities	9,137	9,386	8,457	-	26,980
Total liabilities	566,239	578,782	33,519	(163,932)	1,014,608
Commitments and contingencies
Stockholders’ equity (deficit)	252,119	833,810	(33,063)	(800,747)	252,119
Total liabilities and stockholders’ equity	$818,358	$1,412,592	$456	$(964,679)	$1,266,727

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35	$93,442	$9	$-	$93,486
Accounts receivable	-	112,684	-	-	112,684
Inventories	-	31,284	-	-	31,284
Prepaid expenses	12,794	1,025	-	-	13,819
Fair value of derivative contracts	-	31,624	-	-	31,624
Current assets from discontinued
operations	-	-	516	-	516
Total current assets	12,829	270,059	525	-	283,413
Property, plant and equipment, net	-	992,532	31	-	992,563
Discontinued sulphur assets	-	-	3,012	-	3,012
Investment in subsidiaries	841,882	-	-	(841,882)	-
Amounts due from affiliates		168,004	(2,993)	(165,011)	-
Deferred financing costs and other assets	11,122	40,172	-	-	51,294
Total assets	$865,833	$1,470,767	$575	$(1,006,893)	$1,330,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$512	$76,491	$6	$-	$77,009
Accrued liabilities	705	88,329	531	-	89,565
Current portion of oil and gas
accrued reclamation costs	-	103,550	-	-	103,550
Other current liabilities	6,835	751	-	-	7,586
Current liabilities from discontinued
operations	-	-	2,102	-	2,102
Total current liabilities	8,052	269,121	2,639	-	279,812
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	165,011	-	-	(165,011)	-
Accrued oil and gas reclamation costs	-	317,651	-	-	317,651
Accrued sulphur reclamation costs	-	-	22,218	-	22,218
Other long-term liabilities	9,027	9,380	8,451	-	26,858
Total liabilities	556,810	596,152	33,308	(165,011)	1,021,259
Commitments and contingencies
Stockholders’ equity (deficit)	309,023	874,615	(32,733)	(841,882)	309,023
Total liabilities and stockholders’ equity	$865,833	$1,470,767	$575	$(1,006,893)	$1,330,282

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$95,082	$-	$-	$95,082
Service	-	2,294	-	-	2,294
Total revenues	-	97,376	-	-	97,376
Costs and expenses:
Production and delivery costs	-	49,058	(12)	-	49,046
Depreciation and amortization	-	93,397	-	-	93,397
Exploration expenses	-	28,426	-	-	28,426
Gain on oil and gas derivative contracts	-	(18,858)	-	-	(18,858)
General and administrative expenses	1,777	10,648	21	-	12,446
Start-up costs for Main Pass
Energy HubTM	-	-	765	-	765
Insurance recovery	-	(18,707)	-	-	(18,707)
Total costs and expenses	1,777	143,964	774	-	146,515
Operating loss	(1,777)	(46,588)	(774)	-	(49,139)
Interest expense	(10,284)	(382)	-	-	(10,666)
Equity in earnings of consolidated					-
subsidiaries	(48,476)	-	-	48,476	-
Other income (expense), net	(6)	335	-	-	329
Loss from continuing operations before
income taxes	(60,543)	(46,635)	(774)	48,476	(59,476)
Provision for income taxes	(16)	-	-	-	(16)
Loss from continuing operations	(60,559)	(46,635)	(774)	48,476	(59,492)
Loss from discontinued operations	-	-	(1,067)	-	(1,067)
Net loss	(60,559)	(46,635)	(1,841)	48,476	(60,559)
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(2,682)	-	-	-	(2,682)
Net loss applicable to common stock	$(63,241)	$(46,635)	$(1,841)	$48,476	$(63,241)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$291,946	$-	$-	$291,946
Service	-	3,530	-	-	3,530
Total revenues	-	295,476	-	-	295,476
Costs and expenses:
Production and delivery costs	-	55,660	(14)	-	55,646
Depreciation and amortization	-	121,332	-	-	121,332
Exploration expenses	-	6,813	-	-	6,813
Loss on oil and gas derivative contracts	-	45,231	-	-	45,231
General and administrative expenses	1,900	7,008	104	-	9,012
Start-up costs for Main Pass
Energy HubTM	-	-	1,617	-	1,617
Total costs and expenses	1,900	236,044	1,707	-	239,651
Operating income (loss)	(1,900)	59,432	(1,707)	-	55,825
Interest expense	(12,406)	(4,705)	-	-	(17,111)
Equity in earnings of consolidated
subsidiaries	52,219	-	-	(52,219)	-
Other income (expense), net	(682)	55			(627)
Income (loss) from continuing operations
before income taxes	37,231	54,782	(1,707)	(52,219)	38,087
Provision for income taxes	(856)	-	-	-	(856)
Income (loss) from continuing operations	36,375	54,782	(1,707)	(52,219)	37,231
Loss from discontinued operations	-	-	(856)	-	(856)
Net income (loss)	36,375	54,782	(2,563)	(52,219)	36,375
Preferred dividends and amortization
of convertible preferred stock
issuance costs	(4,366)	-	-	-	(4,366)
Net income (loss) applicable to
common stock	$32,009	$54,782	$(2,563)	$(52,219)	$32,009

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2009

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$4,067	$30,952	$(789)	$34,230
Net cash used in discontinued operations	-	-	(436)	(436)
Net cash provided by (used in)
operating activities	4,067	30,952	(1,225)	33,794

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(29,163)	-	(29,163)
Net cash used in investing activities	-	(29,163)	-	(29,163)

Cash flow from financing activities:
Dividends paid on convertible preferred
stock	(2,682)	-	-	(2,682)
Investment from parent	(1,350)	-	1,350	-
Net cash provided by (used in)
financing activities	(4,032)	-	1,350	(2,682)

Net increase in cash and cash
equivalents	35	1,789	125	1,949
Cash and cash equivalents at beginning
of year	35	93,442	9	93,486
Cash and cash equivalents at end of
year	$70	$95,231	$134	$95,435

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2008

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by continuing
operations	$7,197	$168,434	$130	$175,761
Net cash used in discontinued operations	-	-	(2,945)	(2,945)
Net cash provided by (used in)
operating activities	7,197	168,434	(2,815)	172,816

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(51,379)	-	(51,379)
Acquisition of oil and gas properties, net	-	(3,500)	-	(3,500)
Net cash used in investing activities	-	(54,879)	-	(54,879)

Cash flow from financing activities:
Net payments under revolving credit
facility	-	(111,000)	-	(111,000)
Dividends paid on convertible preferred
stock	(4,755)	-	-	(4,755)
Payments for induced conversion of
convertible senior notes	(699)	-	-	(699)
Proceeds from exercise of stock
options, warrants and other	66	-	-	66
Investment from parent	(1,802)	-	1,802	-
Net cash provided by (used in)
financing activities	(7,190)	(111,000)	1,802	(116,388)

Net increase (decrease) in cash and
cash equivalents	7	2,555	(1,013)	1,549
Cash and cash equivalents at beginning
of year	143	3,446	1,241	4,830
Cash and cash equivalents at end of
year	$150	$6,001	$228	$6,379

10. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan sustained losses from continuing operations totaling $59.5 million for the first quarter of 2009, which were inadequate to cover its fixed charges of $11.8 million for the quarter ended March 31, 2009.  McMoRan’s ratio of earnings to fixed charges was 3.0 to 1.0 for the quarter ended March 31, 2008. For this calculation, earnings consist of earnings (losses) from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2009, and the related consolidated statements of operations and cash flow for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2008, and the related consolidated statements of operations, cash flow and changes in stockholders’ equity (deficit) for the year then ended (not presented herein), and in our report dated February 26, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
May 5, 2009

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.  Also see the 2008 Form 10-K for a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area. We have one of the largest acreage positions in the shallow waters of the Gulf of Mexico and Gulf Coast areas, which are our regions of focus. Our focused strategy enables us to make efficient use of our geological, engineering and production strengths in the area in which we have more than 35 years of operating experience. We also believe that our scale of operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary. Separate from our oil and gas operations, our long-term business objectives include the development of the Main Pass Energy Hub™ (MPEH™), a multifaceted energy service project, including the potential development of a facility to receive and process liquefied natural gas (LNG) and store and distribute natural gas through our other wholly-owned subsidiary, Freeport Energy.

We intend to continue to focus on pursuing opportunities presented by our expanded asset base created through our 2007 oil and gas property acquisition (see Note 2 of McMoRan’s 2008 Form 10-K).  We will continue to be responsive to current weak economic conditions and unfavorable commodity price levels by prudently managing our capital spending while seeking to build asset values through our focused drilling program.

Our technical and operational expertise is primarily in the Gulf of Mexico. We leverage our expertise in this region by attempting to identify exploration opportunities with high potential. Our exploration strategy, which we refer to as the “deeper pool concept,” involves exploring prospects on the Deep Miocene geologic trend that lie below shallower intervals where there has been significant past production. A significant advantage to our exploration strategy is that infrastructure to support the production and delivery of product is in most cases already in place and available, which we believe presents us with a material competitive advantage in bringing our discoveries on line quickly and lowering related development costs. We believe our techniques for identifying reservoirs using structural geology augmented by 3-D seismic data will enable us to identify and exploit additional “deeper pool” prospects at drilling depths exceeding 15,000 feet, including “ultra deep” exploration opportunities (prospects with total drilling depths in excess of 25,000 feet).

Implementing our business strategy will require significant expenditures during 2009 and beyond. During the first quarter of 2009, we invested $29.2 million on capital-related projects primarily associated with our exploration activities and the subsequent development of the related discoveries. Our exploration, development and other capital expenditures for 2009 are expected to approximate $200 million, including approximately $100 million in exploration costs, $45 million in development costs and $55 million for costs incurred in 2008 and funded in 2009. Capital spending will continue to be driven by opportunities and will be managed based on our available cash and cash flows.  We may pursue additional partner arrangements to further reduce capital expenditures.

In May 2009, we entered into an arrangement with a private partner to participate in various exploration and development activities, including three exploratory wells currently in progress and one of our near-term planned drilling prospects.  The private partner’s initial funding commitment is $30 million which will reduce our share of capital expenditures.

We also plan to spend approximately $80 million (including $12 million in carryover costs) in 2009 to plug, abandon and remove oil and gas structures and wells from the Gulf of Mexico, a portion of which is associated with the removal of structures damaged during the 2005 and 2008 hurricane seasons.  We believe that we are entitled to substantial recovery from our insurance program for the 2008 hurricane related costs, and we have received approximately $18.7 million from our insurers as an initial payment related to such losses.

We plan to fund our future exploration, development and reclamation activities with our cash on hand, operating cash flow and borrowings, if necessary, under our variable rate senior secured revolving credit facility (credit facility).

We will require commercial arrangements for the MPEH tm project to obtain financing, which may be in the form of additional debt and/or equity transactions. However, external financing in the capital markets is currently not available on reasonable pricing and/or other terms, and the ultimate outcome of our efforts to enter into commercial arrangements on reasonable terms to develop the MPEH tm project and obtain additional financing is subject to various uncertainties, many of which are beyond our control. For additional information on these and other risks, see Item 1A. “Risk Factors” included in our 2008 Form 10-K.

North American Natural Gas and Oil Market Environment
Market prices of natural gas and crude oil have continued to decline from the highs of the first six months of 2008.  Our current production volume is comprised of approximately 70 percent natural gas and 30 percent oil.  As a result, our revenues are generally more sensitive to changes in the market price of natural gas than to changes in the market price of oil.  North American natural gas averaged $4.49 per MMbtu during the first quarter of 2009.  The spot price for natural gas was $4.31 per MMbtu on May 8, 2009.  The average oil price for the first quarter of 2009 was $43.30 per barrel and the spot price for oil was $58.63 per barrel on May 8, 2009. In comparison, as of December 31, 2008, the spot prices for natural gas and oil were $5.62 per MMbtu and $44.60 per barrel, respectively.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in our 2008 Form 10-K).

OPERATIONAL ACTIVITIES
Oil and Gas Activities

Following the Flatrock discovery in OCS 310 on South Marsh Island Block 212 in July 2007, we have drilled five additional successful wells in the field.  The four wells in the field averaged a gross rate of approximately 220 MMcfe/d (41 MMcfe/d net to us) during the first quarter of 2009.  Production from these wells will be temporarily shut in during the second quarter for planned facility expansion, maintenance and remediation activities.  Completion efforts are under way at Flatrock Nos. 5 and 6, with first production from both wells expected by mid-year 2009.  Following these activities, we expect the gross production rate from the six wells in the field to approximate 335 MMcfe/d, 63 MMcfe/d net to us.  Below is a status report on activities in the area:

Flatrock Wells	Total Pay Intervals	Net Feet of Pay[a]	Status
No. 1 (#228) Discovery Well	8	260	Workover is in progress
No. 2 (#229) Delineation Well	8	289	Producing from Primary Rob-L sand
No. 3 (#230) Delineation Well	8	256	Recompletion planned for the second quarter of 2009
No. 4 (#231) Development Well	2	116	Producing from Primary Rob-L sand
No. 5 (#232) Development Well	8	155	Completing; first production expected mid-year 2009
No. 6 (#233) Delineation Well	2	40	Completing; first production expected mid-year 2009

a.	Confirmed with wireline logs.

We control approximately 150,000 gross acres in the Tiger Shoal/Mound Point area (OCS 310/Louisiana State Lease 340) and have multiple additional exploration opportunities with significant potential on this large acreage position.  We have a 25.0 percent working interest and an 18.8 percent net revenue interest in Flatrock.

We have investments in four in-progress or unevaluated wells totaling $53.1 million as of March 31, 2009, including $18.4 million for the Ammazzo well, $3.4 million for the Cordage well, $0.1 million for the Blueberry Hill sidetrack well and $31.2 million for the Blackbeard West well.

The Ammazzo deep gas exploratory prospect in 25 feet of water commenced drilling on November 22, 2008. The well has been drilled to approximately 24,500 feet and will be deepened to 26,000 feet. Following partner participation elections, we expect our working interest and net revenue interest will increase to approximately 33 percent and 27 percent, respectively. We were high bidder on South Marsh Island Block 256, which is a southern offset to the Ammazzo prospect, at the March 2009 Minerals Management Service Central Gulf of Mexico Lease Sale 208. We were also high bidder on a lease coving an ultra-deep prospect located on Ship Shoal Block 185.

The Cordage deep gas exploratory prospect commenced drilling on March 18, 2009 and is drilling below 16,800 feet towards a proposed total depth of 19,500 feet.  The Cordage prospect, which is located in 50 feet of water on West Cameron Block 207, is targeting Rob-L and Rob-M (Operc) sands in the Middle Miocene.  We currently have a 38.0 percent working interest and a 30.5 percent net revenue interest in the well.  Upon completion of operations at Cordage, the rig will be moved to the Sherwood prospect on High Island Block 133 to commence exploration drilling activities. We currently have a 29.3 percent working interest and a 23.5 percent net revenue interest in the Sherwood prospect.

On March 29, 2009, we reentered an existing wellbore and commenced sidetracking operations at the Blueberry Hill deep gas prospect located on Louisiana State Lease 340 in 10 feet of water.  The well has a proposed total depth of 24,000 feet.  As previously reported, in February 2005 we encountered four hydrocarbon bearing sands in the Gyro section below 22,200 feet in the original Blueberry Hill exploratory well.  Completion efforts in 2007 were unsuccessful because of blockage above the perforated intervals.  The sidetrack well currently in-progress is targeting the same Gyro sands, which we believe could be better developed in a down dip position on the flank of the structure. We currently have a 42.9 percent working interest and a 29.7 percent net revenue interest in the well. Substantially all of our investment in the well at March 31, 2009 ($23.6 million) was incurred prior to 2008.

We and our partners are continuing engineering planning for the completion and testing of the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168, which is temporarily abandoned and not yet fully evaluated.  The geological data below 30,000 feet derived from the Blackbeard West well is being incorporated into our exploration concepts to enhance existing prospects and develop additional ultra-deep opportunities on the Shelf, including potential drilling locations in the Blackbeard area.  In connection with the weak market conditions, we applied for a geophysical Suspension of Operations (SOO) with the Minerals Management Service in April 2009 that would extend our leases in our Blackbeard area, including South Timbalier Block 168.  The SOO will provide time for seismic re-processing, which will provide a clearer picture of the deep structure, and allow us to evaluate the decision whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones.  We are the operator and own a 32.3 percent working interest in the Blackbeard West well.

2008 Hurricane Activity
Hurricanes Gustav and Ike impacted Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts on September 1, 2008 and September 13, 2008, respectively.  There was no significant damage to our properties resulting from Hurricane Gustav.  Assessments following Hurricane Ike identified several platforms with significant structural damage.  We expect to realize a substantial recovery under our insurance program for hurricane related costs that we expect to incur over several years.  We received net insurance proceeds of $18.7 million in the quarter ended March 31, 2009 as an initial payment associated with certain of our insured losses as a result of these hurricanes.

Production Update
First quarter 2009 production averaged 198 MMcfe/d net to us, compared with 294 MMcfe/d in the first quarter of 2008.  We continue to work to restore production that has been shut-in as a result of the September 2008 hurricanes in the Gulf of Mexico.  Our production is expected to average approximately 180 MMcfe/d in the second quarter of 2009, primarily due to downtime at the Flatrock Field for planned facility expansion, maintenance and remediation activities.  An estimated 45 MMcfe/d of our production continues to be constrained by outages at third party facilities.  Based on recent information from operators of these facilities, daily production is expected to average 215 MMcfe/d for the year.  These production estimates are dependent on the timing of restoring downstream pipelines and facilities damaged by the September 2008 hurricanes and production performance from existing wells and new wells being completed.

Acreage Position
As of March 31, 2009, we owned or controlled interests in 400 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 1.16 million gross acres (0.54 million acres net to our interests). Our acreage position on the outer continental shelf of the Gulf of Mexico includes 1.06 million gross acres (0.50 million acres net to our interest).  Less than 0.10 million of our net leasehold interests are scheduled to expire in 2009.  We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies.  Interest in these leases will partially revert to us upon the achievement of specified production thresholds or the achievement of specified net production proceeds.

RESULTS OF OPERATIONS

Our only segment is “Oil and Gas.” Our long-term business objectives include a new segment, “Energy Services,” whose start-up activities are reflected as a single expense line item within our consolidated statements of operations under the caption “Start-up Costs for Main Pass Energy Hubtm.” See “Discontinued Operations” below for information regarding our former sulphur segment.

We use the successful efforts accounting method for our oil and gas operations, which requires exploration costs, other than costs of successful drilling and in-progress exploratory wells, to be charged to expense as incurred.

Our first quarter 2009 operating loss of $49.1 million reflects (a) impairment charges of $39.0 million for certain fields to reduce their net carrying value to fair value; (b) $16.2 million in charges to exploration expense primarily relating to the Tom Sauk and Gladstone East exploration wells which were determined to be non-productive; (c) $18.9 million of realized and unrealized gains on oil and gas derivative contracts; and (d) an $18.7 million gain associated with our share of the initial receipt of insurance proceeds related to the September 2008 hurricanes.

Our first quarter 2008 operating income of $55.8 million reflects (a) aggregate realized and unrealized losses of $45.2 million associated with the mark-to-market adjustment of the fair values of our oil and gas derivative contracts; (b) exploration expenses of $6.8 million, which includes $2.0 million of seismic data purchases; and (c) $1.6 million of start-up costs associated with MPEHTM.

Summarized operating data are as follows:

	First Quarter
	2009	2008
Sales Volumes
Gas (thousand cubic feet, or Mcf)	12,165,600	17,875,400
Oil (barrels)	749,200	1,089,100
Plant products (Mcf equivalent) [a]	1,118,100	2,486,300
Average Realization [b]
Gas (per Mcf)	$ 4.88	$ 9.06
Oil (per barrel)	40.91	97.40

a.
We received approximately $5.0 million and $23.9 million of revenues associated with plant products (ethane, propane, butane, etc.) during the first quarters of 2009 and 2008, respectively (see “Oil and Gas Operations” below).  One Mcf equivalent is determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

b.	Excludes the impact of realized gains and losses of derivative contracts.

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

First
Quarter
Oil and natural gas revenues – prior year period	$291,946
Increase (decrease)
Price realizations:
Natural gas	(50,852)
Oil and condensate	(42,322)
Sales volumes:
Natural gas	(51,731)
Oil and condensate	(33,106)
Plant products revenue	(18,866)
Other	13
Oil and natural gas revenues - current year period	$95,082

Our oil and natural gas sales volumes totaled 17.8 billion cubic feet of natural gas equivalent (Bcfe) in the first quarter of 2009 and 26.9 Bcfe in the first quarter of 2008. Average realizations received for both oil and natural gas sold during the first quarter of 2009 decreased 58 percent for oil and 46 percent for natural gas compared to amounts received in the comparable period of 2008 (see “—North American Natural Gas and Oil Market Environment” above).   Revenues from plant products totaled $5.0 million in the first quarter of 2009 compared with $23.9 million in the prior year period.  Our service revenues totaled $2.3 million in the first quarter of 2009 and $3.5 million in the same period of 2008.

Production and delivery costs. The following table reflects our production and delivery costs for the quarters ended March 31, 2009 and 2008 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2009	Mcfe	2008	Mcfe
Lease operating expense	$26.9	$1.51	$32.8	$1.22
Workover costs	2.0	0.11	3.9	0.14
Hurricane related expenses	10.8	0.61	-	-
Insurance	5.7	0.32	7.9	0.30
Transportation and production taxes	4.4	0.25	10.7	0.40
Other	(0.8)	(0.05)	0.3	0.01
Total	$49.0	$2.75	$55.6	$2.07

 Our lower lease operating expense reflects decreased production, as well as the results of efforts to lower our operating costs. Workover costs have decreased from the prior period due to the large amount of resources dedicated to hurricane repair in the first quarter of 2009.  Hurricane related expenses relate to additional repair costs at certain properties damaged by Hurricane Ike.  Decreased transportation and production taxes from the prior year reflect our decreased production as a result of wells that are shut-in following the 2008 hurricanes.

Our insurance costs reflect cost savings associated with the June 2008-May 2009 insurance renewal period compared to the prior annual insurance program.  Due to increased losses experienced in recent years with hurricanes in the Gulf of Mexico and disruption in the domestic and global financial markets, the windstorm component of property damage insurance coverage has become more limited and the cost of coverage has increased.  We expect future rates and coverage terms will be less favorable to us, and possibly commercially unreasonable, because of the impact that the 2008 hurricanes have had with respect to certain elements of insurance market availability for operators in the Gulf of Mexico.  Our insurers may not continue to offer the type and level of coverage currently available to us or our costs may increase substantially as a result of increased premiums and the increased risk of uninsured losses that may have been previously insured.  In connection with our May 2009 renewal, we have been notified that Gulf of Mexico windstorm coverage will not be available with respect to certain categories of assets.  If the coverage terms offered upon renewal are not commercially reasonable, we may have to pursue other risk financing alternatives, including self-coverage.  For additional information related to risks associated with our insurance coverage, see Item 1A. “Risk Factors” included in this Form 10-Q.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the quarters ended March 31, 2009 and 2008 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2009	Mcfe	2008	Mcfe
Depletion and depreciation expense	$46.3	$2.61	$115.3	$4.29
Accretion expense	8.1	0.46	6.0	0.22
Impairment charges/losses	39.0	2.19	-	-
Total	$93.4	$5.26	$121.3	$4.51

Our depletion, depreciation and amortization rates are affected by estimates of proved reserve quantities, which are subject to a significant level of uncertainty, especially for fields with little or no production history.  Subsequent revisions to individual fields’ reserve estimates can yield significantly different depletion, depreciation and amortization rates.  The decrease in our depletion and depreciation in the first quarter of 2009 compared to the prior year period primarily reflects lower property, plant and equipment balances as a result of our fourth quarter 2008 impairment charges (see Note 6 of our 2008 Form 10-K) as well as decreased production due to fields shut-in as a result of the 2008 hurricanes.  The increase in accretion expense over the prior year period reflects upward adjustments to existing reclamation obligations primarily related to hurricane damaged properties.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates.   As more fully explained in Item 1A, “Risk Factors” in our 2008 Form 10-K, a combination of any or all of these conditions could require impairment charges to be recorded in future periods.

Due to the continuing decline in market prices for oil and natural gas and certain other operational factors that impacted negatively reserve recoverability, we recorded impairment charges of $39.0 million in the first quarter of 2009.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	First Quarter
	2009		2008
Geological and geophysical,
including 3-D seismic purchases [a]	$9.9		$5.5
Non productive exploratory costs, including
related lease costs	16.2	[b]	(0.7)[c]
Other	2.3		2.0
	$28.4		$6.8

a.
Includes compensation costs associated with outstanding stock-based awards totaling $3.0 million in the first quarter of 2009 and $0.9 million in the first quarter of 2008 (see “Stock-Based Compensation” below and Note 7).

b.
In February 2009, the Gladstone East well was determined to be non-productive and we charged $5.4 million of drilling costs incurred through December 31, 2008 to exploration expense in the December 31, 2008 financial statements.  In the first quarter of 2009, we charged an additional $5.4 million to exploration expense for costs incurred subsequent to December 31, 2008.  We also charged $10.8 million to exploration expense in the first quarter of 2009 for the Tom Sauk well, which was also determined to be non-productive.

c.	Primarily reflects the reimbursement from third parties of nonproductive exploratory well drilling and related costs previously charged to expense.

Other Financial Results
Operating
General and administrative expense totaled $12.4 million in the first quarter of 2009 and $9.0 million in the first quarter of 2008.  The increase in these costs is primarily related to higher personnel costs, including stock based compensation.  Stock based compensation costs included in general and administrative expense increased to $3.1 million in the first quarter of 2009 from $1.0 million in the first quarter of 2008 (see “Stock-Based Compensation” below).

In the first quarter of 2009, we recorded an aggregate of $18.9 million in gains associated with our oil and gas derivative contracts, including $0.8 million of unrealized mark-to-market adjustments related to the fair values of open oil and gas derivative contracts at March 31, 2009 and $18.1 million of realized gains resulting from the settlement of contracts expiring during the quarter (Note 4).  In the first quarter of 2008, we recorded an aggregate of $45.2 million in losses associated with our oil and gas derivative contracts, including $41.6 million of unrealized mark-to-market adjustments and $3.6 million of realized losses.

Non-Operating
Interest expense, net of capitalized interest, totaled $10.7 million in the first quarter of 2009 and $17.1 million in the first quarter of 2008.  Capitalized interest totaled $0.9 million in the first quarter of 2009 and $1.2 million in the first quarter of 2008.  The decreased interest expense for 2009 reflects lower average debt balances from our repayment of debt throughout 2008.

Other income totaled $0.3 million in the first quarter of 2009 primarily relating to interest income.  Other expense totaled $0.6 million in the same period of 2008, including $0.7 million of costs to induce the conversion of $24.5 million of our 6% convertible senior notes into 1.72 million shares of our common stock, partly offset by interest income of $0.1 million.

Discontinued Operations
Our discontinued operations resulted in net losses of $1.1 million in the first quarter of 2009 and $0.9 million in the first quarter of 2008.  Future estimated closure costs for our Port Sulphur, Louisiana facilities approximates $11.6 million.  We incurred no closure costs for the three months ended March 31, 2009 related to this facility.  We may incur a significant amount of the remaining costs under our currently anticipated closure plans for our Port Sulphur facilities in 2010, which is subject to change pending regulatory approval of such final plans.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	First Quarter
	2009	2008
Continuing operations
Operating	$34.2	$175.7
Investing	(29.2)	(54.9)
Financing	(2.7)	(116.4)

Discontinued operations
Operating	(0.4)	(2.9)
Investing	-	-
Financing	-	-

Total cash flow
Operating	33.8	172.8
Investing	(29.2)	(54.9)
Financing	(2.7)	(116.4)

First-Quarter 2009 Cash Flows Compared with First-Quarter 2008

Operating Cash Flows
Decreased operating cash flow from our continuing operations in 2009 reflect lower average realizations for both natural gas and oil due to depressed levels of energy prices as well as decreased production as a result of fields shut-in due to the 2008 hurricanes.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $29.2 million for the first quarter of 2009 and $51.4 million for the first quarter of 2008.

Financing Cash Flows
Our continuing operations’ financing activities included payments of dividends on our 6¾% mandatory convertible preferred stock totaling $2.7 million in the first quarter of 2009 and $4.8 million in the same period of 2008.

Our financing activities during the first quarter of 2008 also reflected net payments of amounts borrowed under our senior secured financing arrangements of $111.0 million. Proceeds received from the exercise of stock options totaled $0.1 million in the first quarter of 2008.

Senior Secured Revolving Credit Facility
Our credit facility is secured by substantially all of our oil and gas properties and matures in August 2012.  The borrowing capacity was $400 million at March 31, 2009.

Availability under the credit facility is subject to a borrowing base, which is recalculated semi-annually each April 1 and October 1.  The lenders completed the semi-annual redetermination of our borrowing base in April, and primarily as a result of the decline in natural gas and oil prices, our borrowing base was revised from $400 million to $235 million.  Unused borrowing capacity under the credit facility was $135 million after the redetermination.  We had no borrowings outstanding under the credit facility during the quarter ended March 31, 2009, although a letter of credit in the amount of $100 million remains outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (see Note 2 of McMoRan’s 2008 Form 10-K).

We agreed to amend the credit facility to increase borrowing costs and commitment fees.  LIBOR based borrowings will increase by one percent as a result of the amendment.  During the quarter ended March 31, 2009, interest expense on the credit facility totaled $1.3 million, which represented amortization expense associated with the credit facility’s related deferred financing costs and other fees.  During the same period in 2008, interest expense totaled $5.7 million, including $2.0 million of amortization expense associated with deferred financing costs.  The average interest rate on borrowings under our credit facilities was 5.87 percent during the three months ended March 31, 2008.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We were in compliance with these covenants at March 31, 2009.

Debt Conversion Transactions
During the quarter ended March 31, 2008, we privately negotiated transactions to induce the conversion of $24.5 million of our 6% convertible senior notes into approximately 1.72 million shares of our common stock.  We paid an aggregate $0.7 million to induce these conversions, which is reflected as non-operating expense in the consolidated statements of operations.

STOCK-BASED COMPENSATION

See Note 13 of our 2008 Form 10-K for information regarding our accounting for stock-based awards.  Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	First Quarter
	2009	2008
General and administrative expenses	$3,120	$981
Exploration expenses	3,046	889
Main Pass Energy Hub start-up costs	181	71
Total stock-based compensation cost	$6,347	$1,941

Our stock based compensation for the first quarter of 2009 increased from amounts charged to expense in the comparable period last year primarily as a result of the timing of stock option grants to our employees.  On February 2, 2009, our Board of Directors granted a total of 1,815,500 stock options to our employees at an exercise price of $6.44 per share, including immediately exercisable options for an aggregate of 445,000 shares, including 400,000 shares to our Co-Chairmen, in lieu of cash compensation in 2009.  We recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  On January 28, 2008, our Board of Directors granted a total of 1,678,500 stock options to our employees at an exercise price of $15.04 per share which were subject to shareholder approval of a new stock incentive plan at the annual shareholders’ meeting in June 2008.  The stock incentive plan was approved and the related fair values of the grants were charged to expense in accordance with SFAS 123R, beginning in the second quarter of 2008.

As of March 31, 2009, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $23.9 million, which is expected to be recognized over a weighted average period of approximately one year.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives include the pursuit of a multifaceted energy services development of the MPEHtm project, including the potential development of an LNG regasification and storage facility through Freeport Energy. As of March 31, 2009, we have incurred approximately $51.1 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $0.6 million in the first quarter of 2009.  As of March 31, 2009, we have recognized a liability of $10.6 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project.

Since receiving our Deepwater Port permit for the establishment of the project in 2007, we have been pursing commercial arrangements for the MPEHtm project.  Market conditions have prevented us from obtaining long-term agreements required to finance the construction of the project.  We are spending limited amounts to continue to pursue the project’s long-term potential, although current market conditions make near-term development unlikely.  Our Main Pass Block 299 oil operations are not affected by these actions.

For additional information regarding the MPEHtm project, including estimates related to capital expenditures, see “Business — Business Strategy — Main Pass Energy Hubtm Project” in Items 1. and 2. “Business and Properties” in our 2008 Form 10-K.

NEW ACCOUNTING STANDARDS & SEC DISCLOSURES

For information regarding our adoption of new accounting standards, see Note 8 of the financial statements.

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

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (or other similar expressions) will, should or may occur in the future, including, without limitation:  statements regarding our financial plans; our indebtedness; acquisitions; our exploration and development plans; our ability to satisfy our reclamation, indemnification and environmental obligations; anticipated flow rates of producing and new wells; drilling potential and results; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; our ability to fully insure against the inherent risks and hazards of our operations at commercially reasonable costs; demand and potential demand for oil and natural gas; trends in oil and natural gas prices; amounts and timing of capital expenditures and reclamation costs; and our ability to obtain necessary permits for new operations. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in this Form 10-Q and our 2008 Form 10-K.

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2008. Our credit facility (see “Senior Secured Revolving Credit Facility” and Note 2) has a variable rate, which exposes us to interest rate risk when borrowings are drawn under the facility.  At March 31, 2009, we have no outstanding borrowings under the facility.  Because the interest rate on our 11.875% senior notes is fixed, the fair value of these notes fluctuates over time as result of changes in market interest rates, our market credit ratings and other factors.  Without consideration of other factors, the fair value of our 11.875% senior notes will generally increase as market interest rates fall and, conversely, will decrease as interest rates rise.  The estimated fair value of our 11.875% senior notes as of March 31, 2009 was approximately $207.0 million.  The fair value of our 5¼% notes is more closely aligned with changes in our common stock price as opposed to changes in market interest rates. The related fair value was approximately $57.4 million as of March 31, 2009.

In connection with our 2007 oil and gas property acquisition, we entered into various hedging contracts for a portion of our projected 2008-2010 sales of oil and natural gas (Note 3).  The sensitivity of a $1.00 per MMbtu change from the average swap and put prices for the natural gas volumes and a $5.00 per barrel change in the average swap and put prices for the oil volumes covered by the remaining outstanding hedging contracts is as follows (in millions):

	2009	2010
Swaps
+/- $1.00/MMbtu	$3.9	$2.6
+/- $5.00/Bbl	0.9	0.6
Puts
+/- $1.00/MMbtu	3.2	1.2
+/- $5.00/Bbl	0.6	0.3

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II––OTHER INFORMATION
Item 1.  Legal Proceedings.
We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business.  We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations.  We maintain liability insurance to cover some, but not all, of the potential liabilities normally incident to the ordinary course of our businesses as well as other insurance coverage customary in our business, with coverage limits as we deem prudent at an acceptable cost.

Item 1A.  Risk Factors.
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

We have historically maintained insurance for our operations, including liability, property damage, business interruption, limited coverage for sudden and accidental environmental damages and other insurance. Due to increased claims made by insureds for losses experienced in recent years from hurricanes in the Gulf of Mexico, and disruption in the domestic and global financial markets, the windstorm component of property damage insurance coverage has become more limited in scope and amount and the cost of coverage has increased.  Our insurers have indicated to us that they may not be in a position to continue to offer the type and level of coverage currently available to us, or our costs may increase substantially as a result of increased premiums and the increased risk of uninsured losses that may have been previously insured, all of which could either materially increase our insurance costs or our risks of casualty loss, either of which could have a material adverse effect on our results of operations and financial condition. It is possible that we will be unable to purchase insurance at any price or that if we do have a claim, the insurance companies will not pay our claim.  We no longer carry business interruption insurance as the increased level of hurricane activity in the Gulf of Mexico during 2005 increased premiums to levels that are currently no longer cost effective.  Any insurance that we purchase will not provide protection against all potential liabilities incident to the ordinary conduct of our business. Moreover, any insurance we maintain will be subject to coverage exclusions, limits, deductibles and other conditions. In addition, our insurance will not cover damages caused by war or environmental damages that occur over time. The occurrence of a material casualty loss that is not covered by insurance would adversely affect our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c)           Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2009 and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: May 11, 2009

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan	X
3.2	Amended and Restated By-Laws of McMoRan as amended effective January 30, 2006		8-K	001-07791	02/03/2006
10.1	Third Amendment to Credit Agreement dated as of April 17, 2009, among McMoRan Exploration Col, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	X
10.2*	McMoRan Exploration Co. Director Compensation	X
15.1	Letter dated May 5, 2009 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

–––––––––––––––––––––––––
*  Indicates management contract or compensatory plan or agreement.

E-1