Form 10-Q
period 2009-06-30
MCMORAN EXPLORATION CO /DE/
filed 2009-08-07
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). Yes ☒ No

On June 30, 2009, there were issued and outstanding 86,032,240 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.    Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008
	(In Thousands)
ASSETS
Cash and cash equivalents	$225,483	$93,486
Accounts receivable	97,106	112,684
Inventories	47,490	31,284
Prepaid expenses	2,340	13,819
Fair value of oil and gas derivative contracts	16,784	31,624
Current assets from discontinued operations, including restricted cash
of $0.5 million	479	516
Total current assets	389,682	283,413
Property, plant and equipment, net	866,410	992,563
Restricted investments and cash	37,327	29,789
Deferred financing costs	13,959	15,658
Fair value of oil and gas derivative contracts	2,231	5,847
Sulphur business assets, net	3,005	3,012
Total assets	$1,312,614	$1,330,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$68,434	$77,009
Accrued liabilities	65,336	89,565
Accrued interest and dividends payable	7,819	7,586
Current portion of accrued oil and gas reclamation costs	53,350	103,550
Current portion of accrued sulphur reclamation cost	303	785
Fair value of oil and gas derivative contracts	421	-
Current liabilities from discontinued operations	3,031	1,317
Total current liabilities	198,694	279,812
5¼% convertible senior notes	74,720	74,720
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	366,260	317,651
Accrued sulphur reclamation costs	23,219	22,218
Fair value of oil and gas derivative contracts	110	-
Other long-term liabilities	20,166	20,023
Other long-term liabilities from discontinued operations	6,953	6,835
Total liabilities	990,122	1,021,259
Stockholders' equity	322,492	309,023
Total liabilities and stockholders' equity	$1,312,614	$1,330,282

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas	$94,065	$372,321	$189,147	$664,267
Service	2,487	3,187	4,781	6,717
Total revenues	96,552	375,508	193,928	670,984
Costs and expenses:
Production and delivery costs	48,800	69,505	97,846	125,151
Depletion, depreciation and amortization expense	73,970	121,001	167,367	242,333
Exploration expenses	46,836	27,480	75,262	34,293
(Gain) loss on oil and gas derivative contracts	2,972	70,775	(15,886)	116,006
General and administrative expenses	10,916	18,237	23,362	27,249
Start-up costs for Main Pass Energy Hub™	351	1,645	1,116	3,262
Insurance recoveries	(35)	(3,391)	(18,742)	(3,391)
Total costs and expenses	183,810	305,252	330,325	544,903
Operating income (loss)	(87,258)	70,256	(136,397)	126,081
Interest expense, net	(10,275)	(12,520)	(20,941)	(29,631)
Other income (expense), net	2,843	(1,897)	3,172	(2,524)
Income (loss) from continuing operations before income taxes	(94,690)	55,839	(154,166)	93,926
Provision for income taxes	(17)	(1,009)	(33)	(1,865)
Income (loss) from continuing operations	(94,707)	54,830	(154,199)	92,061
Loss from discontinued operations	(3,050)	(748)	(4,117)	(1,604)
Net income (loss)	(97,757)	54,082	(158,316)	90,457
Preferred dividends	(2,855)	(4,357)	(5,537)	(8,723)
Net income (loss) applicable to common stock	$(100,612)	$49,725	$(163,853)	$81,734

Basic net income (loss) per share of common stock:
Continuing operations	$(1.36)	$0.88	$(2.24)	$1.50
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.03)
Net income (loss) per share of common stock	$(1.40)	$0.87	$(2.30)	$1.47

Diluted net income (loss) per share of common stock:
Continuing operations	$(1.36)	$0.64	$(2.24)	$1.11
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.02)
Net income (loss) per share of common stock	$(1.40)	$0.63	$(2.30)	$1.09

Average common shares outstanding:
Basic	71,943	57,450	71,209	55,703
Diluted	71,943	88,278	71,209	86,783

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(158,316)	$90,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	4,117	1,604
Depletion, depreciation and amortization	167,367	242,333
Exploration drilling and related expenditures, net	54,370	11,873
Compensation expense associated with stock-based awards	9,180	20,875
Amortization of deferred financing costs	1,862	2,757
Change in fair value of oil and gas derivative contracts	18,986	84,802
Loss on induced conversions of convertible senior notes	-	2,663
Reclamation expenditures, net of prepayments by third parties	(25,522)	(1,146)
Increase in restricted cash	(7,537)	(7,567)
Other	(47)	(262)
(Increase) decrease in working capital:
Accounts receivable	5,461	(82,176)
Accounts payable and accrued liabilities	(10,007)	22,295
Prepaid expenses and inventories	(4,728)	(2,024)
Net cash provided by continuing operations	55,186	386,484
Net cash used in discontinued operations	(1,655)	(4,259)
Net cash provided by operating activities	53,531	382,225

Cash flow from investing activities:
Exploration, development and other capital expenditures	(84,331)	(111,059)
Other	-	1,112
Net cash used in continuing operations	(84,331)	(109,947)
Net cash from discontinued operations	-	-
Net cash used in investing activities	(84,331)	(109,947)

Cash flow from financing activities:
Net proceeds from the sale of common stock	84,934	-
Net proceeds from the sale of 8% convertible perpetual
preferred stock	83,228	-
Payments under senior secured revolving credit facility, net	-	(269,500)
Dividends paid on preferred stock	(5,365)	(9,108)
Payments for induced conversion of convertible senior notes	-	(2,663)
Proceeds from exercise of stock options and other	-	4,686
Net cash provided by (used in) continuing operations	162,797	(276,585)
Net cash from discontinued operations	-	-
Net cash provided by (used in) financing activities	162,797	(276,585)
Net increase (decrease) in cash and cash equivalents	131,997	(4,307)
Cash and cash equivalents at beginning of year	93,486	4,830
Cash and cash equivalents at end of period	$225,483	$523

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations.  McMoRan’s previously discontinued sulphur operations are presented as discontinued operations and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of discontinued operations amounts within the statements of cash flow.

2.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands).

	June 30,	December 31,
	2009	2008
Senior secured revolving credit facility	$-	$-
11.875% senior notes due 2014	300,000	300,000
5¼% convertible senior notes due 2011	74,720	74,720
Total debt	374,720	374,720
Less current maturities	-	-
Long-term debt	$374,720	$374,720

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $235 million at June 30, 2009.

Availability under the credit facility is subject to a borrowing base, which is recalculated semi-annually each April 1 and October 1.  McMoRan’s lenders completed the semi-annual redetermination of McMoRan’s borrowing base in April 2009, and primarily as a result of the decline in oil and natural gas prices, McMoRan’s borrowing base was revised from $400 million to $235 million.  Unused borrowing capacity under the credit facility was $135 million at June 30, 2009.  McMoRan had no borrowings outstanding under the credit facility during the six months ended June 30, 2009, although a letter of credit in the amount of $100 million remains outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (see Note 2 of the 2008 Form 10-K).

McMoRan and its lenders also agreed in April 2009 to amend the credit facility to increase its related borrowing costs and commitment fees, resulting in an increase of the LIBOR-based interest rate of one percent as a result.  During the quarter and six months ended June 30, 2009, interest expense on the credit facility totaled $1.4 million and $2.8 million, respectively, representing amortization expense associated with the credit facility’s related deferred financing costs and other fees.  Interest expense totaled $2.9 million and $7.6 million for the second quarter and six months ended June 30, 2008, respectively, including $1.3 million and $2.3 million of amortization expense associated with related deferred financing costs and other fees.  The average interest rate on borrowings under the credit facility was 4.5 percent and 5.4 percent during the second quarter and six months ended June 30, 2008, respectively.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan has maintained compliance with all such covenants and restrictions at June 30, 2009.

Debt Conversion Transactions
McMoRan’s 6% convertible senior notes matured on July 2, 2008 (6% notes).  During the six months ended June 30, 2008, McMoRan privately negotiated transactions to induce the conversion of $39.1 million of its 6% notes into approximately 2.75 million shares of its common stock.  McMoRan paid an aggregate $1.0 million in cash to induce these conversions, which payment is reflected as non-operating expense in the 2008 consolidated statements of operations.  Additionally, $18.2 million of the 6% notes were converted into approximately 1.3 million shares of McMoRan common stock in accordance with the terms of the 6% notes during the six months ended June 30, 2008.

During the six months ended June 30, 2008, McMoRan also privately negotiated transactions to induce the conversion of $40.2 million of its 5¼% convertible senior notes due October 6, 2011 (5¼% notes) into approximately 2.4 million shares of its common stock.  McMoRan paid an aggregate $1.7 million in cash to induce these conversions, which is reflected as a non-operating expense in the 2008 consolidated statements of operations.  The 5¼% notes have a conversion price of $16.575 per share and are callable beginning October 6, 2009 if the closing price of McMoRan’s common stock exceeds 130% of the conversion price for at least 20 trading days in any consecutive 30-day period.

Fair Value of Debt
The fair value of the 5¼% notes and 11.875% senior notes due 2014 (11.875% senior notes) is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets.  At June 30, 2009, the estimated fair value of the 5¼% notes and 11.875% senior notes was $65.4 million and $254.3 million, respectively.

3.  EARNINGS PER SHARE
Basic net income (loss) per share of common stock has been calculated by dividing the net income (loss) applicable to continuing operations, net income (loss) from discontinued operations and net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented.  For purposes of the earnings per share computations, the net income (loss) applicable to continuing operations includes preferred stock dividends.

McMoRan had a net loss from continuing operations for the second quarter and six months ended June 30, 2009.  Accordingly, the assumed exercise of in-the-money stock options, as well as the assumed conversion of McMoRan’s 6¾% mandatorily convertible preferred stock (6¾% preferred stock), 8% convertible perpetual preferred stock (8% preferred stock) and 5¼% notes, have been excluded from the diluted net loss per share calculations.  These instruments were excluded because they are considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share from continuing operations during the second quarter and six months ended June 30, 2009.  The excluded common share equivalent amounts are summarized below (in thousands):

	Second	Six
	Quarter	Months
	2009
Stock options a,b	9	-
Assumed conversion of 6¾% preferred stock c	12,817	12,817
Assumed conversion of 8% preferred stock d	1,108	557
5¼% convertible senior notes e	4,508	4,508

The table below reconciles McMoRan’s basic net income per share to its diluted net income per share for the second quarter and six months ended June 30, 2008 (amounts in thousands, except per share data):

TABLE OF CONTENTS	Second	Six
	Quarter	Months
	2008
Net income from continuing operations	$54,830	$92,061
Preferred dividends	(4,357)	(8,723)
Net income from continuing operations applicable to common stock	50,473	83,338
Add: Preferred dividends from assumed conversion of 6¾% preferred stock	4,357	8,723
Add: Net interest from assumed conversion of 6% notes	281	1,533
Add: Net interest from assumed conversion of 5¼% notes	1,017	2,548
Diluted net income from continuing operations	56,128	96,142
Loss from discontinued operations	(748)	(1,604)
Diluted net income applicable to common stock	$55,380	94,538

Weighted average common shares outstanding for purpose of calculating
basic net income per share	57,450	55,703
Assumed exercise of dilutive stock options a, b	2,738	1,917
Assumed exercise of stock warrants a, f	495	522
Assumed conversion of 6¾% preferred stock c	17,346	17,368
Assumed conversion of 6% notes g	4,150	4,754
Assumed conversion of 5¼% notes e	6,099	6,519
Weighted average common shares outstanding
for purposes of calculating diluted net income per share	88,278	86,783

Diluted net income per share from continuing operations	$0.64	$1.11
Diluted net loss per share from discontinued operations	(0.01)	(0.02)
Diluted net income per share	$0.63	$1.09

a.	McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options and stock warrants for purposes of its diluted earnings per share calculation.
b.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
c.	See Note 10 of the 2008 Form 10-K for information regarding McMoRan’s 6¾% preferred stock.
d.
Represents the weighted average total equivalent common stock shares assuming conversion of 8% preferred stock (Note 5).  The amount is reduced from the 12.6 million equivalent shares issuable upon conversion to reflect the number of days that the 8% preferred stock was outstanding during the quarter and six months ended June 30, 2009.

e.
Net interest expense on the 5¼% notes totaled $1.0 million during the second quarters of 2009 and 2008, and $2.0 million and $2.5 million for the six month periods ended June 30, 2009 and 2008, respectively. Additional information regarding McMoRan’s 5¼% notes is disclosed in Note 8 of the 2008 Form 10-K.

f.	See Note 6 of the 2008 Form 10-K for additional information regarding the warrants.
g.
The 6% notes matured on July 2, 2008.  Net interest expense on the 6% notes totaled $0.3 million during the second quarter of 2008 and $1.5 million for the six month periods ended June 30, 2008.  Additional information regarding McMoRan’s 6% notes is disclosed in Note 8 of the 2008 Form 10-K.

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented are as follows:

TABLE OF CONTENTS	Second Quarter		Six Months
	2009	2008	2009	2008
Outstanding options (in thousands)	10,642	40	10,230	220
Average exercise price	$13.54	$31.92	$13.84	$23.91

4.  DERIVATIVE CONTRACTS
In connection with the 2007 oil and gas property acquisition and related financing (see Note 2 of the 2008 Form 10-K), MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010. See Note 1 of the 2008 Form 10-K for McMoRan’s accounting policies regarding derivative contracts.

At June 30, 2009, McMoRan’s outstanding oil and gas derivative contracts were as follows:

	Natural Gas Positions (million MMbtu)
	Open Swap Positions a		Put Options b
		Average		Average
	Volumes	Swap Price c	Volumes	Floor Price c
2009	1.1	$8.97	3.2	$6.00
2010	2.6	$8.63	1.2	$6.00

	Oil Positions (thousand bbls)
	Open Swap Positions a		Put Options b
		Average		Average
	Volumes	Swap Price d	Volumes	Floor Price d
2009	45	$71.16	125	$50.00
2010	118	$70.89	50	$50.00

a.	Remaining 2009 swaps cover periods November-December 2009; 2010 swaps cover periods January-June and November-December.
b.	Covering periods July-October of the respective years.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, changes in the related fair values are recognized immediately in McMoRan’s operating results at each reporting period.  During the second quarter and six months ended June 30, 2009 and 2008, McMoRan’s realized and unrealized (gains) losses on these contracts were as follows (in thousands):

	Second Quarter		Six Months
	2009	2008	2009	2008
Realized (gain) loss
Gas puts	$-	$-	$-	$-
Oil puts	-	-	-	-
Gas swaps	(15,171)	14,648	(28,887)	10,777
Oil swaps	(1,621)	12,916	(5,985)	20,427
Total realized (gain) loss	(16,792)	27,564	(34,872)	31,204

Unrealized (gain) loss
Gas puts	(226)	728	(4,467)	2,324
Oil puts	692	47	1,050	53
Gas swaps	14,561	25,203	14,574	65,800
Oil swaps	4,737	17,233	7,829	16,625
Total unrealized (gain) loss	19,764	43,211	18,986	84,802
(Gain) loss on oil and gas derivative contracts	$2,972	$70,775	$(15,886)	$116,006

The original cost of the put options was $4.6 million.  There was no cost for entering into the swap contracts.  The derivative contracts are reported at fair value on McMoRan’s balance sheets.  The fair value of McMoRan’s swaps and puts is based on transaction counterparty acknowledgments and corroborated based on quoted market prices and internal valuation model analyses.  McMoRan has classified its derivative instruments as Level 2 inputs (see Note 9 of the 2008 Form 10-K).  The following tables provide fair value measurement and classification information for these instruments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$6,768	$38	$9,978	$-	$16,784
Other assets	1,123	124	984	-	2,231
Current liabilities	-	-	-	(421)	(421)
Other long-term liabilities	-	-	-	(110)	(110)
Fair value of contracts	$7,891	$162	$10,962	$(531)	$18,484

	December 31, 2008
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$2,659	$915	$21,701	$6,349	$31,624
Other assets	765	297	3,837	948	5,847
Current liabilities	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Fair value of contracts	$3,424	$1,212	$25,538	$7,297	$37,471

5.  COMMON AND CONVERTIBLE PERPETUAL PREFERRED STOCK OFFERINGS
In June 2009, McMoRan completed a public offering of 15.5 million shares of common stock at $5.75 per share and a concurrent public offering of 86,250 shares of 8% convertible perpetual preferred stock with an offering price of $1,000 per share.  The net proceeds from these offerings, after deducting underwriters’ discounts and other expenses, were approximately $168 million.  McMoRan intends to use the net proceeds from the offerings for general corporate purposes, including funding its capital expenditures.

The 8% preferred stock is recorded at liquidation preference value ($1,000 per share) on the accompanying consolidated balance sheet.  The first quarterly cash dividend is $11.78 per share (reflecting the partial quarter) which will be paid on August 15, 2009; subsequent quarterly dividend payments will be $20.00 per share.  The 8% preferred stock is convertible in the aggregate into 12.6 million shares of McMoRan common stock (equivalent to a conversion price of $6.8425 per share), subject to certain anti-dilution adjustments.  Beginning June 15, 2014, McMoRan has the right to redeem shares of the 8% preferred stock by paying cash, McMoRan common stock or any combination thereof for $1,000 per share plus accumulated and unpaid dividends, but only if the trading price of McMoRan’s common stock has exceeded 130% of the initial conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date McMoRan gives the redemption notice.

Activity within McMoRan’s stockholders’ equity accounts for the six months ended June 30, 2009 follows:

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Common stock held in treasury	Total Stockholders’ Equity
Balance as of January 1, 2009	$158,934	$730	$971,977	$(776,153)	$(22)	$(46,443)	$309,023
Common stock offering,
15,547,400 shares issued	-	155	84,779	-	-	-	84,934
Preferred stock offering,
86,250 shares issued	86,250	-	(3,022)	-	-	-	83,228
Stock-based compensation
expense	-	-	9,180	-	-	-	9,180
Preferred stock dividends	-	-	(5,537)	-	-	-	(5,537)
Net loss	-	-	-	(158,316)	-	-	(158,316)
Other comprehensive loss	-	-	-	-	(20)	-	(20)
Balance as of June 30, 2009	$245,184	$885	$1,057,377	$(934,469)	$(42)	$(46,443)	$322,492

6.  INCOME TAXES
As of June 30, 2009 and December 31, 2008, McMoRan had approximately $398.5 million and $343.1 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan has recorded a full valuation allowance against these deferred tax assets (see Note 14 of the 2008 Form 10-K).  McMoRan’s effective tax rate would be impacted in future periods to the extent these deferred tax assets are recognized. McMoRan will continue to assess whether or not deferred tax assets can be recognized based on operating results and other factors in future periods.  Federal tax regulations impose certain annual limitations on the utilization of net operating losses (NOLs) from prior periods when a defined level of change in ownership of certain shareholders is exceeded.  If a corporation has a statutorily defined change of ownership, its ability to use its existing NOLs could be limited by Section 382 of the Internal Revenue Code depending upon the level of future taxable income generated in a given year and other factors.  McMoRan has determined that such a change of ownership has occurred, which, depending upon the amounts and timing of future taxable income generated, may limit McMoRan’s ability to use its existing NOLs to fully offset taxable income in future periods.

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

7. OIL AND GAS ACTIVITIES
Exploratory Wells In-Progress.
McMoRan has investments in four in-progress or unevaluated wells totaling $46.2 million at June 30, 2009, including $8.1 million for the Blueberry Hill sidetrack well, $6.0 million for the Davy Jones prospect, $0.3 million for the Sherwood prospect and $31.8 million for the South Timbalier Block 168 No. 1 well.

If current or future well assessment, stimulation, or completion efforts are not successful in generating production that will allow McMoRan to recover its investment in any of the respective wells referenced above, McMoRan may be required to write down its investment in such properties to their net realizable value.  See Note 1 of the 2008 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

Oil and Gas Property Impairment Charges.
As also discussed in Note 1 of the 2008 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be fully recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves supported by independent reserve engineering estimates.  Future cash flows are determined using published forward market prices adjusted for property-specific price basis and energy content differentials, net of estimated future production and development costs, excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers investors’ expected rates of return for similar type assets if acquired under current market conditions.  Due to the continuing declines in market prices for oil and natural gas and certain other operational factors that negatively impacted reserve recoverability, McMoRan recorded impairment charges of $14.6 million and $53.5 million, respectively, during the second quarter and six months ended June 30, 2009.  McMoRan considers the fair value measurement process used in its impairment evaluations as a Level 3 input under SFAS 157 (Note 1 of the Form 10-K).

The determination of oil and gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Subsequent evaluation of the same reserves may result in variations in estimated reserves and related estimates of future cash flows. These variations may be substantial.  If the capitalized costs of an individual oil and gas property exceed the related estimated future net cash flows, an impairment charge to reduce the capitalized costs to the property’s estimated fair value is required.  For more information regarding the risks associated with the reserve estimation process see Item 1A. “Risk Factors” in the 2008 Form 10-K.

2008 Hurricane Activity.
Hurricanes Gustav and Ike disrupted McMoRan’s Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts on September 1, 2008 and September 13, 2008, respectively.  There was no significant damage to McMoRan’s properties resulting from Hurricane Gustav.  However, Hurricane Ike caused significant structural damage to several platforms in which McMoRan had an investment interest.  Beginning in the third quarter of 2008, McMoRan has recorded charges in excess of $180 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been incurred to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by McMoRan over the next several years. McMoRan expects to realize a substantial recovery under its insurance program for a large portion of these hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  McMoRan received net insurance proceeds of $18.7 million in March 2009, after satisfying its $50 million deductible, as an initial payment associated with certain of its insured hurricane-related losses.   McMoRan received no insurance proceeds during the second quarter of 2009.  McMoRan recorded $3.8 million and $14.7 million in the second quarter and six months ended June 30, 2009, respectively, for hurricane related general repair costs which are included in production and delivery costs in McMoRan’s consolidated statement of operations.

Accrued Reclamation Obligations.
McMoRan follows SFAS No. 143 “Accounting for Asset Retirement Obligations” in determining amounts to record for the fair value of obligations associated with the removal of long-lived assets in the period they are incurred.  For more information regarding McMoRan’s accounting for asset retirement obligations see Notes 1 and 17 of the 2008 Form 10-K.   A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2008 follows (in thousands):

	Oil and
	Natural Gas	Sulphur
Asset retirement obligation at beginning of year	$421,201	$23,003
Liabilities settled	(20,801)	(482)
Accretion expense	15,677	1,001
Reclamation costs assumed from third parties	524	-
Incurred liabilities	2,152	-
Revision for changes in estimates	857	-
Asset retirement obligations at June 30, 2009	$419,610	$23,522

Inventory.
Product inventories totaled $0.8 million at June 30, 2009 and $1.0 million at December 31, 2008, consisting entirely of oil production from Main Pass Block 299.  Materials and supplies inventory totaled $46.7 million at June 30, 2009 and $30.3 million at December 31, 2008, and represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. These costs will be partially reimbursed by third party participants in wells supplied with these materials.  As a result of recent declines in market values related to certain inventory items, McMoRan recorded a valuation allowance of $3.3 million in the six months ended June 30, 2009, including $2.2 million in the quarter ended June 30, 2009 and $1.1 million for the quarter ended March 31, 2009, for materials not dedicated to current drilling projects.

Commitments.
In June 2009, McMoRan amended certain of the terms associated with an existing drilling rig lease contract whereby the lease rate was reduced by approximately 20 percent from June 1, 2009 through its remaining term (November 2010), resulting in a remaining contract amount of approximately $90 million as of June 30, 2009.  McMoRan also entered into an additional contract with the same service provider for the lease of a drilling rig currently under construction and expected to be completed in early 2010.  The additional contract has a two-year term, expected to initiate in early 2010 upon completion of construction and satisfactory delivery of the rig, and its total contract amount of approximately $130 million is expected to be shared with McMoRan’s partners in the deep and ultra deep exploration program.  McMoRan can elect to cancel the additional drilling contract prior to December 31, 2009 by paying a cancellation fee of $18 million.

8. OTHER MATERS
Interest Cost.
Interest expense capitalized by McMoRan totaled $1.5 million in the second quarter of 2009 and $2.4 million for the six months ended June 30, 2009.  Capitalized interest totaled $1.6 million in the second quarter of 2008 and $2.8 million for the six months ended June 30, 2008.

Pension Plan.
During 2000, McMoRan elected to terminate its defined benefit plan (Pension Plan).  McMoRan received notification dated April 14, 2008 that the Internal Revenue Service approved the Pension Plan’s termination and funded the approximate $2.3 million shortfall between the Pension Plan’s obligations and the underlying plan assets in 2009.  McMoRan also provides certain health care and life insurance benefits (Other Benefits) to retired employees.  See Note 13 of the 2008 Form 10K for more information regarding these Pension and Other Benefits plans.  The components of McMoRan’s net periodic pension (benefit) expense for the second quarter and six months ended June 30, 2009 and 2008 follows (in thousands):

	Second Quarter		Six Months
	2009	2008	2009	2008
Interest cost	$-	$(38)	$-	$(16)
Service cost	-	-	-	-
Return on plan assets	-	(9)	-	(18)
Change in plan payout assumptions	-	-	-	-
Net periodic benefit expense	$-	$(47)	$-	$(34)

The components of net periodic expense associated with McMoRan’s Other Benefits plans for the second quarter and six months ended June 30, 2009 and 2008 follows (in thousands):

TABLE OF CONTENTS	Second Quarter		Six Months
	2009	2008	2009	2008
Service cost	$13	$7	$26	$14
Interest cost	72	84	144	167
Return on plan assets	-	-	-	-
Amortization of prior service costs
and actuarial gains	(10)	(1)	(20)	(2)
Net periodic benefit expense	$75	$90	$150	$179

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of the 2008 Form 10-K.  Compensation cost charged to expense for stock-based awards for the second quarter and six months ended June 30, 2009 and 2008 follows (in thousands).

	Second Quarter		Six Months
	2009	2008	2009	2008
Cost of options awarded to employees (including
directors) a	$2,602	$18,280	$8,615	$20,060
Cost of options awarded to non-employees and advisory
directors	147	602	400	730
Cost of restricted stock units	84	52	165	85
Total compensation cost	$2,833	$18,934	$9,180	$20,875

a.
Includes compensation charges associated with immediately vested stock options totaling $2.9 million for the six months ended June 30, 2009 and $16.2 million for the second quarter and six months ended June 30, 2008.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.

On February 2, 2009, McMoRan’s Board of Directors granted a total of 1,815,500 stock options to its employees at an exercise price of $6.44 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2009.  The weighted average option value of the 1,855,500 options granted during the six months ended June 30, 2009 was $3.98.

As of June 30, 2009, total compensation cost related to unvested, approved stock option awards not yet recognized in earnings was approximately $21.3 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive Income (loss).
McMoRan’s comprehensive income (loss) is shown below (in thousands).

	Second Quarter		Six Months
	2009	2008	2009	2008
Net income (loss)	$(97,757)	$54,082	$(158,316)	$90,457
Other comprehensive income (loss)
Amortization of previously unrecognized pension
components, net	(10)	(1)	(20)	(2)
Comprehensive income (loss)	$(97,767)	$54,081	$(158,336)	$90,455

9.  NEW ACCOUNTING STANDARDS
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

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.”  This FASB Staff Position amends SFAS 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with FASB Statement No. 157, “Fair Value Measurements,” if the fair value can be determined during the measurement period.  McMoRan adopted this FASB Staff Position effective June 30, 2009 with no impact to its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. McMoRan adopted SFAS 161 on January 1, 2009 and has added certain additional disclosures in its financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”   This FASB Staff Position requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  This will require the accretion of the resulting discount on the liability component of the convertible debt, which will result in additional interest expense based on McMoRan’s nonconvertible debt borrowing rate.  McMoRan adopted this FASB Staff Position on January 1, 2009 with no impact to its financial statements due to McMoRan’s instruments’ inability to be settled in cash except for specific circumstances which are not within the scope of this FASB Staff Position.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FASB Staff Position was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  McMoRan adopted this FASB Staff Position on January 1, 2009 with no impact to its financial statements as its instruments do not meet the definition of participating securities as defined by this FASB Staff Position.

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

The new SEC reserve estimation and disclosure requirements had no impact on McMoRan’s 2009 interim financial statements but will be effective for the disclosure included in McMoRan’s year-end 2009 financial reporting and its 2009 Annual Report on Form 10-K.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FASB Staff Position extends the disclosure requirements of FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, “Interim Financial Reporting.”  SFAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), except for specific listed instruments, when practicable to do so.  These fair value disclosures must be presented together with the related carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet.  An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  McMoRan adopted this FASB Staff Position on June 30, 2009 with limited impact to its financial statement disclosures.

In May 2009, the FASB issued FAS 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:
•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

McMoRan adopted SFAS 165 on June 30, 2009 with limited impact to its financial statement disclosures. McMoRan has evaluated subsequent events for purposes of its second quarter 2009 financial reporting through August 7, 2009.

10.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 8 and 19 of the 2008 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at June 30, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and cash flow for the quarter and six months ended June 30, 2009 and 2008, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
June 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10	$225,469	$4	$-	$225,483
Accounts receivable	-	97,106	-	-	97,106
Inventories	-	47,490	-	-	47,490
Prepaid expenses	543	1,797	-	-	2,340
Fair value of derivative contracts	-	16,784	-	-	16,784
Current assets from discontinued
operations	-	-	479	-	479
Total current assets	553	388,646	483	-	389,682
Property, plant and equipment, net	-	866,379	31	-	866,410
Discontinued sulphur assets	-	-	3,005	-	3,005
Investment in subsidiaries	718,646	-	-	(718,646)	-
Amounts due from affiliates	-	16,716	(3,488)	(13,228)	-
Deferred financing costs and other assets	10,493	43,024	-	-	53,517
Total assets	$729,692	$1,314,765	$31	$(731,874)	$1,312,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227	$68,162	$45	$-	$68,434
Accrued liabilities	2,932	62,405	(1)	-	65,336
Current portion of oil and gas accrued
reclamation costs	-	53,350	-	-	53,350
Other current liabilities	7,008	1,232	-	-	8,240
Current liabilities from discontinued
operations	-	-	3,334	-	3,334
Total current liabilities	10,167	185,149	3,378	-	198,694
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	13,228	-	-	(13,228)	-
Accrued oil and gas reclamation costs	-	366,260	-	-	366,260
Accrued sulphur reclamation costs	-	-	23,219	-	23,219
Other long-term liabilities	9,085	9,574	8,570	-	27,229
Total liabilities	407,200	560,983	35,167	(13,228)	990,122
Commitments and contingencies
Stockholders’ equity (deficit)	322,492	753,782	(35,136)	(718,646)	322,492
Total liabilities and stockholders’ equity	$729,692	$1,314,765	$31	$(731,874)	$1,312,614

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35	$93,442	$9	$-	$93,486
Accounts receivable	-	112,684	-	-	112,684
Inventories	-	31,284	-	-	31,284
Prepaid expenses	12,794	1,025	-	-	13,819
Fair value of derivative contracts	-	31,624	-	-	31,624
Current assets from discontinued
operations	-	-	516	-	516
Total current assets	12,829	270,059	525	-	283,413
Property, plant and equipment, net	-	992,532	31	-	992,563
Discontinued sulphur assets	-	-	3,012	-	3,012
Investment in subsidiaries	841,882	-	-	(841,882)	-
Amounts due from affiliates		168,004	(2,993)	(165,011)	-
Deferred financing costs and other assets	11,122	40,172	-	-	51,294
Total assets	$865,833	$1,470,767	$575	$(1,006,893)	$1,330,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$512	$76,491	$6	$-	$77,009
Accrued liabilities	705	88,329	531	-	89,565
Current portion of oil and gas
accrued reclamation costs	-	103,550	-	-	103,550
Other current liabilities	6,835	751	-	-	7,586
Current liabilities from discontinued
operations	-	-	2,102	-	2,102
Total current liabilities	8,052	269,121	2,639	-	279,812
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	165,011	-	-	(165,011)	-
Accrued oil and gas reclamation costs	-	317,651	-	-	317,651
Accrued sulphur reclamation costs	-	-	22,218	-	22,218
Other long-term liabilities	9,027	9,380	8,451	-	26,858
Total liabilities	556,810	596,152	33,308	(165,011)	1,021,259
Commitments and contingencies
Stockholders’ equity (deficit)	309,023	874,615	(32,733)	(841,882)	309,023
Total liabilities and stockholders’ equity	$865,833	$1,470,767	$575	$(1,006,893)	$1,330,282

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Second Quarter Ended June 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$94,065	$-	$-	$94,065
Service	-	2,487	-	-	2,487
Total revenues	-	96,552	-	-	96,552
Costs and expenses:
Production and delivery costs	-	48,815	(15)	-	48,800
Depreciation and amortization	-	73,970	-	-	73,970
Exploration expenses	-	46,836	-	-	46,836
Loss on oil and gas derivative contracts	-	2,972	-	-	2,972
General and administrative expenses	1,508	9,401	7	-	10,916
Start-up costs for Main Pass
Energy Hub™	-	-	351	-	351
Insurance recoveries	-	(35)	-	-	(35)
Total costs and expenses	1,508	181,959	343	-	183,810
Operating loss	(1,508)	(85,407)	(343)	-	(87,258)
Interest expense	(10,284)	9	-	-	(10,275)
Equity in earnings of consolidated					-
subsidiaries	(85,937)	-	-	85,937	-
Other income (expense), net	(11)	2,854	-	-	2,843
Loss from continuing operations before
income taxes	(97,740)	(82,544)	(343)	85,937	(94,690)
Provision for income taxes	(17)	-	-	-	(17)
Loss from continuing operations	(97,757)	(82,544)	(343)	85,937	(94,707)
Loss from discontinued operations	-	-	(3,050)	-	(3,050)
Net loss	(97,757)	(82,544)	(3,393)	85,937	(97,757)
Preferred dividends	(2,855)	-	-	-	(2,855)
Net loss applicable to common stock	$(100,612)	$(82,544)	$(3,393)	$85,937	$(100,612)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$189,147	$-	$-	$189,147
Service	-	4,781	-	-	4,781
Total revenues	-	193,928	-	-	193,928
Costs and expenses:
Production and delivery costs	-	97,873	(27)	-	97,846
Depreciation and amortization	-	167,367	-	-	167,367
Exploration expenses	-	75,262	-	-	75,262
Gain on oil and gas derivative contracts	-	(15,886)	-	-	(15,886)
General and administrative expenses	3,285	20,049	28	-	23,362
Start-up costs for Main Pass
Energy Hub™	-	-	1,116	-	1,116
Insurance recoveries	-	(18,742)	-	-	(18,742)
Total costs and expenses	3,285	325,923	1,117	-	330,325
Operating loss	(3,285)	(131,995)	(1,117)	-	(136,397)
Interest expense	(20,568)	(373)	-	-	(20,941)
Equity in earnings of consolidated					-
subsidiaries	(134,413)	-	-	134,413	-
Other income (expense), net	(17)	3,189	-	-	3,172
Loss from continuing operations before
income taxes	(158,283)	(129,179)	(1,117)	134,413	(154,166)
Provision for income taxes	(33)	-	-	-	(33)
Loss from continuing operations	(158,316)	(129,179)	(1,117)	134,413	(154,199)
Loss from discontinued operations	-	-	(4,117)	-	(4,117)
Net loss	(158,316)	(129,179)	(5,234)	134,413	(158,316)
Preferred dividends	(5,537)	-	-	-	(5,537)
Net loss applicable to common stock	$(163,853)	$(129,179)	$(5,234)	$134,413	$(163,853)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Second Quarter Ended June 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$372,321	$-	$-	$372,321
Service	-	3,187	-	-	3,187
Total revenues	-	375,508	-	-	375,508
Costs and expenses:
Production and delivery costs	-	69,517	(12)	-	69,505
Depreciation and amortization	-	121,001	-	-	121,001
Exploration expenses	-	27,480	-	-	27,480
Loss on oil and gas derivative contracts	-	70,775	-	-	70,775
General and administrative expenses	1,763	16,407	67	-	18,237
Start-up costs for Main Pass
Energy Hub™	-	-	1,645	-	1,645
Insurance recovery	-	(3,391)	-	-	(3,391)
Total costs and expenses	1,763	301,789	1,700	-	305,252
Operating income (loss)	(1,763)	73,719	(1,700)	-	70,256
Interest expense	(10,732)	(1,788)	-	-	(12,520)
Equity in earnings of consolidated					-
subsidiaries	69,541	-	-	(69,541)	-
Other income (expense), net	(1,955)	58	-	-	(1,897)
Income (loss) from continuing operations
before income taxes	55,091	71,989	(1,700)	(69,541)	55,839
Provision for income taxes	(1,009)	-	-	-	(1,009)
Income (loss) from continuing operations	54,082	71,989	(1,700)	(69,541)	54,830
Loss from discontinued operations	-	-	(748)	-	(748)
Net income (loss)	54,082	71,989	(2,448)	(69,541)	54,082
Preferred dividends	(4,357)	-	-	-	(4,357)
Net income (loss) applicable to
common stock	$49,725	$71,989	$(2,448)	$(69,541)	$49,725

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$664,267	$-	$-	$664,267
Service	-	6,717	-	-	6,717
Total revenues	-	670,984	-	-	670,984
Costs and expenses:
Production and delivery costs	-	125,177	(26)	-	125,151
Depreciation and amortization	-	242,333	-	-	242,333
Exploration expenses	-	34,293	-	-	34,293
Loss on oil and gas derivative contracts	-	116,006	-	-	116,006
General and administrative expenses	3,663	23,415	171	-	27,249
Start-up costs for Main Pass
Energy Hub™	-	-	3,262	-	3,262
Insurance recovery	-	(3,391)	-	-	(3,391)
Total costs and expenses	3,663	537,833	3,407	-	544,903
Operating income (loss)	(3,663)	133,151	(3,407)	-	126,081
Interest expense	(23,138)	(6,493)	-	-	(29,631)
Equity in earnings of consolidated					-
subsidiaries	121,760	-	-	(121,760)	-
Other income (expense), net	(2,637)	113	-	-	(2,524)
Income (loss) from continuing operations
before income taxes	92,322	126,771	(3,407)	(121,760)	93,926
Provision for income taxes	(1,865)	-	-	-	(1,865)
Income (loss) from continuing operations	90,457	126,771	(3,407)	(121,760)	92,061
Loss from discontinued operations	-	-	(1,604)	-	(1,604)
Net income (loss)	90,457	126,771	(5,011)	(121,760)	90,457
Preferred dividends	(8,723)	-	-	-	(8,723)
Net income (loss) applicable to
common stock	$81,734	$126,771	$(5,011)	$(121,760)	$81,734

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Six Months Ended June 30, 2009

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in) continuing
operations	$(160,217)	$216,358	$(955)	$55,186
Net cash used in discontinued operations	-	-	(1,655)	(1,655)
Net cash provided by (used in) operating
activities	(160,217)	216,358	(2,610)	55,531

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(84,331)	-	(84,331)
Net cash used in investing activities	-	(84,331)	-	(84,331)

Cash flow from financing activities:
Proceeds from the sale of common stock	84,934	-	-	84,934
Proceeds from the sale of 8% preferred stock	83,228	-	-	83,228
Dividends paid on convertible preferred stock	(5,365)	-	-	(5,365)
Investment from parent	(2,605)	-	2,605	-
Net cash provided by financing activities	160,192	-	2,605	162,797

Net increase (decrease) in cash and cash
equivalents	(25)	132,027	(5)	131,997
Cash and cash equivalents at beginning
of year	35	93,442	9	93,486
Cash and cash equivalents at end of year	$10	$225,469	$4	$225,483

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Six Months Ended June 30, 2008

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by continuing operations	$8,812	$376,432	$1,240	$386,484
Net cash used in discontinued operations	-	-	(4,259)	(4,259)
Net cash provided by (used in) operating
activities	8,812	376,432	(3,019)	382,225

Cash flow from investing activities:
Exploration, development and other capital
expenditures	-	(111,059)	-	(111,059)
Other	-	1,112	-	1,112
Net cash used in investing activities	-	(109,947)	-	(109,947)

Cash flow from financing activities:
Net payments under revolving credit facility	-	(269,500)	-	(269,500)
Dividends paid on convertible preferred stock	(9,108)	-	-	(9,108)
Payments for induced conversion of
convertible senior notes	(2,663)	-	-	(2,663)
Proceeds from exercise of stock options,
warrants and other	4,686	-	-	4,686
Investment from parent	(1,802)	-	1,802	-
Net cash provided by (used in) financing
activities	(8,887)	(269,500)	1,802	(276,585)

Net decrease in cash and cash equivalents	(75)	(3,015)	(1,217)	(4,307)
Cash and cash equivalents at beginning
of year	143	3,446	1,241	4,830
Cash and cash equivalents at end of year	$68	$431	$24	$523

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan sustained losses from continuing operations totaling $154.2 million for the six months ended June 30, 2009, which were inadequate to cover its fixed charges of $23.1 million for the six months ended June 30, 2009.  McMoRan’s ratio of earnings to fixed charges was 3.8 to 1.0 for the six months ended June 30, 2008. For this calculation, earnings consist of income (loss) from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of June 30, 2009, and the related consolidated statements of operations and cash flow for the three-and six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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
August 7, 2009

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

We engage in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area. We have one of the largest acreage positions in the shallow waters of these areas, which are our regions of focus. Our focused strategy enables us to capitalize on our geological and technical capabilities, and our more than 35 years of operating experience in this region. We also believe that our scale of operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

Implementing our business strategy will require significant expenditures during the remainder of 2009 and beyond.  We recently completed $176 million in equity financings through the issuance of 15.5 million shares of common stock at a price of $5.75 per share and 86,250 shares of $1,000 par value 8% convertible perpetual preferred stock.  These offerings generated approximately $168 million of net proceeds that will be used for general corporate purposes, including funding capital expenditures.  During the six months ended June 30, 2009, we invested $84.3 million in various projects primarily associated with our exploration activities and the subsequent development of the related discoveries. Our exploration, development and other capital expenditures for 2009 are expected to approximate $180 million. Capital spending will continue to be driven by opportunities and will be managed prudently based on our available cash and cash flows.  We may pursue additional partner arrangements in the future to further reduce capital expenditures.

We also plan to spend approximately $80 million in 2009 to plug, abandon and remove oil and gas structures and wells from the Gulf of Mexico, some of which has been incurred and a portion of which is associated with the removal of structures damaged during the 2005 and 2008 hurricane seasons.  We believe that we are entitled to substantial recovery from our insurance program for the 2008 hurricane related costs, and we have received approximately $18.7 million from our insurers as an initial payment related to such losses.

We plan to fund our future exploration, development and reclamation activities with our cash on hand, operating cash flow and borrowings, if necessary, under our variable rate senior secured revolving credit facility (credit facility).

North American Natural Gas and Oil Market Environment
Market prices of natural gas and crude oil have continued to decline from the highs of the first six months of 2008.  Our current production volume is comprised of approximately 70 percent natural gas and 30 percent oil.  As a result, our revenues are generally more sensitive to changes in the market price of natural gas than to changes in the market price of oil.  North American natural gas averaged $3.80 per MMbtu during the second quarter of 2009.  The spot price for natural gas was $3.74 per MMbtu on August 6, 2009.  The average oil price for the second quarter of 2009 was $59.93 per barrel and the spot price for oil was $71.94 per barrel on August 6, 2009. In comparison, as of December 31, 2008, the spot prices for natural gas and oil were $5.62 per MMbtu and $44.60 per barrel, respectively.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in our 2008 Form 10-K).

OPERATIONAL ACTIVITIES
Production
Second-quarter 2009 production averaged 187 MMcfe/d net to us, compared with 294 MMcfe/d in the second quarter of 2008.  Production is expected to average approximately 220 MMcfe/d in the third quarter of 2009 and 210 MMcfe/d for the year.  We continue to work to restore production shut-in as a result of the September 2008 hurricanes in the Gulf of Mexico.  As of June 30, 2009, an estimated 30 MMcfe/d of our production was shut-in pending repairs to third party operated pipelines and facilities.  Our production rates are dependent on the timing of restoring downstream pipelines and facilities damaged by the September 2008 hurricanes, the timing of planned recompletions and production performance.  Additionally, in late July and early August 2009, operators of two third party Gulf of Mexico pipeline facilities utilized by us declared force majeure for required repairs to the facilities. Approximately 20 MMcfe/day of our production is being affected by these outages and the timing of completing the repairs is currently uncertain. Extended delays in restarting this production would adversely affect our production estimates (see Item 1A. “Risk Factors” included in our 2008 Form 10-K).

Following the Flatrock discovery in OCS 310 on South Marsh Island Block 212 in July 2007, we have drilled five additional successful wells in the field.  In May 2009, the operator completed a planned facility expansion at the Tiger Shoal production facility and production from the Flatrock Nos. 5 and 6 wells commenced in July 2009 and June 2009, respectively.  The field is currently producing at a gross rate of approximately 300 MMcfe/d (55 MMcfe/d net to McMoRan).  We have a 25.0 percent working interest in Flatrock.

Exploration Activities
We have investments in four in-progress or unevaluated wells totaling $46.2 million as of June 30, 2009, including $8.1 million for the Blueberry Hill sidetrack well, $0.3 million for the Sherwood prospect, $6.0 million for the Davy Jones ultra-deep prospect and $31.8 million for the Blackbeard West well.

On March 29, 2009, we re-entered a previously existing well bore and commenced sidetracking operations at the Blueberry Hill deep gas prospect located on Louisiana State Lease 340. As previously reported, the exploratory sidetrack well was drilled to a true vertical depth of 21,900 feet and log-while-drilling tools indicated resistive zones approximating 150 gross feet.  These zones will be evaluated with wireline logs.  After encountering a mechanical issue during drilling, we commenced by-pass operations at 18,600 feet.  The well is drilling below 20,700 feet to a proposed total depth of 24,000 feet to evaluate the resistive zones further and to assess deeper targets.  The well is targeting Gyro sands in a down-dip position on the flank of the structure that were encountered in the original Blueberry Hill well.  The results to date indicate a potentially large structure which we believe could lead to additional exploration and development opportunities.

Blueberry Hill is located in approximately 10 feet of water near existing infrastructure.  We are reviewing alternatives of using production processing facilities in the area.  We own a 42.9 percent working interest and a 29.7 percent net revenue interest in the Blueberry Hill well.  In February 2005 we encountered four hydrocarbon bearing sands in the Gyro section below 22,200 feet in the original Blueberry Hill exploratory well; however, completion efforts in 2007 were unsuccessful because of blockage above the perforated intervals.   Additional drilling, including the sidetrack well discussed above, will determine future development plans for the Blueberry Hill prospect, including the development of the hydrocarbon bearing sands associated with the original Blueberry Hill well.

The Blueberry Hill discovery follows prior discoveries we made in the Tiger Shoal/Mound Point area (OCS Block 310/Louisiana State Lease 340), including Flatrock, Hurricane, Hurricane Deep, JB Mountain, and Mound Point.  We control 150,000 gross acres in this important area and believe we have multiple additional exploration opportunities on this large acreage position.  We are incorporating the new information from Blueberry Hill into our existing database to identify future drilling opportunities.

The Sherwood deep gas exploratory prospect commenced drilling on July 2, 2009 and is drilling below 10,600 feet towards a proposed total depth of 16,200.  The Sherwood prospect, which is located in 48 feet of water, is targeting Cris R sands in the Lower Miocene.  We own a 29.3 percent working interest and a 23.5 percent net revenue interest in the Sherwood prospect.

We have commenced drilling at the Davy Jones ultra-deep prospect and we are currently drilling through the cement plugs set in the original well bore.  The previously abandoned well bore located on South Marsh Island Block 230 was drilled to 19,957 feet.  We are commencing by-pass operations out of the existing well bore at 17,300 feet and we plan to drill to a proposed total depth of 28,000 feet.  The Davy Jones prospect involves a large deep seated structure located in 20 feet of water.  This exploratory well, which we will operate, will test Eocene (Wilcox), Paleocene and possibly the Cretaceous (Tuscaloosa) sections below the salt weld/listric fault on the Shelf of the Gulf of Mexico.  We are finalizing our partnership arrangements for the Davy Jones prospect.

In May 2009 the Minerals Management Service granted our request for a geophysical Suspension of Operations (SOO) to extend our leases in the Blackbeard area, including South Timbalier Block 168.  The SOO will provide time for seismic re-processing and enable us to evaluate whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones.  We are operator and own a 32.3 percent working interest in the Blackbeard West.

We are reviewing a sidetrack of the Hurricane Deep well on the southern flank of the Flatrock structure for an up-dip test of the significant Gyro sand encountered in the Hurricane Deep well (No. 226) on South Marsh Island Block 217. The Hurricane Deep exploratory well was drilled to a true vertical depth of 20,712 feet in the first quarter of 2007 and logs indicated a thick upper Gyro sand totaling 900 gross feet, the top 40 feet of which was hydrocarbon bearing.  We believe an up-dip well has the potential to contain a thicker hydrocarbon column.

Acreage Position
As of June 30, 2009, we owned or controlled interests in 369 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 1.1 million gross acres (0.5 million acres net to our interests), including 0.2 million gross acres associated with the ultra-deep trend. Our acreage position on the outer continental shelf of the Gulf of Mexico includes 1.0 million gross acres (0.5 million acres net to our interest).  Less than 0.1 million acres of our net leasehold interests are scheduled to expire over the remainder of 2009.  We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies.  Interest in these leases will partially revert to us upon the achievement of specified production thresholds or the achievement of specified net production proceeds.

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

Our second quarter 2009 operating loss of $87.3 million includes (a) $38.1 million in charges to exploration expense primarily relating to the Ammazzo and Cordage exploration wells which were determined to be non-productive; (b) impairment charges of $14.6 million for certain fields to reduce their net carrying value to fair value; and (c) $3.0 million of net losses on oil and gas derivative contracts.

Our operating loss for the six months ended June 30, 2009 of $136.4 million includes (a) $54.4 million in charges to exploration expense primarily relating to exploration wells which were determined to be non-productive; (b) impairment charges of $53.5 million for certain fields to reduce their net carrying value to fair value; (c) an $18.7 million gain associated with our share of the initial receipt of insurance proceeds related to the September 2008 hurricanes; and (d) $15.9 million of net gains on oil and gas derivative contracts.

Our second quarter 2008 operating income of $70.3 million includes (a) $70.8 million of net losses on oil and gas derivative contracts; (b) $13.1 million of non productive exploratory well drilling and related costs and $9.2 million of stock compensation expense primarily associated with immediately vested stock options in exploration expense; (c) $9.1 million of stock compensation expense primarily associated with immediately vested stock options included in general and administrative expense; and (d) a $3.4 million insurance recovery related to the final settlement for inspection and repairs associated with underwater platform damage from Hurricane Katrina at Main Pass Block 299.

Our operating income for the six months ended June 30, 2008 totaled $126.1 million, which includes (a) $116.0 million of net losses on oil and gas derivative contracts; (b) $12.4 million of non productive exploratory well drilling and related costs and $10.0 million of stock compensation expense primarily associated with immediately vested stock options in exploration expense; (c) $10.1 million of stock compensation expense primarily associated with immediately vested stock options included in general and administrative expense; and (d) $3.4 million of insurance recovery related to the final settlement for inspection and repairs associated with underwater platform damage at Main Pass Block 299 from Hurricane Katrina.

Summarized operating data are as follows:

	Second Quarter		Six Months
	2009	2008	2009	2008
Sales volumes:
Gas (thousand cubic feet, or Mcf)	11,206,000	17,858,000	23,371,600	35,401,400
Oil (barrels)	751,500	1,125,400	1,500,700	2,214,500
Plant products (per Mcf equivalent) a	1,301,700	2,114,000	2,419,800	4,479,000
Average realizations b
Gas (per Mcf)	$ 3.92	$ 12.11	$ 4.42	$ 10.60
Oil (per barrel)	58.24	122.99	49.59	110.40

a.
Results include approximately $6.2 million and $11.2 million of revenues associated with plant products (ethane, propane, butane, etc.) during the second quarter and six months ended June 30, 2009, respectively.  Plant product revenues for the comparable prior year periods totaled $21.0 million and $44.1 million.  One Mcf equivalent is determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

b.
Excludes the impact of realized gains (losses) resulting from settlements under our commodity derivative contracts which we report as a component of “Gains (losses) on oil and gas derivative contracts” in our accompanying consolidated statements of operations.  We received cash of $16.8 million and $34.9 million, respectively, associated with the settlement of contracts in the second quarter and six months ended June 30, 2009.  We paid cash of $27.6 million and $31.2 million, respectively, associated with the settlement of contracts in the second quarter and six months ended June 30, 2008.

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

	Second	Six
	Quarter	Months
Oil and natural gas revenues – prior year period	$372,321	$664,267
Increase (decrease)
Price realizations:
Natural gas	(92,450)	(144,436)
Oil and condensate	(48,660)	(91,258)
Sales volumes:
Natural gas	(76,914)	(127,516)
Oil and condensate	(45,986)	(78,804)
Plant products revenues	(14,804)	(32,885)
Other	558	(221)
Oil and natural gas revenues – current year period	$94,065	$189,147

Our oil and natural gas sales volumes totaled 17.0 billion cubic feet of natural gas equivalent (Bcfe) in the second quarter of 2009 and 26.7 Bcfe in the second quarter of 2008, with the decline in volumes reflecting the impact of 2008 hurricane damage to third party downstream pipelines and facilities. Average realizations received for oil and natural gas sold during the second quarter of 2009 decreased 53 percent for oil and 68 percent for natural gas compared to amounts received in 2008, primarily due to significant decreases in commodity prices (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $6.2 million in the second quarter of 2009 compared with $21.0 million in the prior year period.  Our service revenues totaled $2.5 million in the second quarter of 2009 and $3.2 million in the same period for 2008.

Our oil and natural gas sales volumes totaled 34.8 Bcfe and 53.2 Bcfe in the six months ended June 30, 2009 and 2008, respectively. Average realizations received for both oil and natural gas sold during the six months ended June 30, 2009 decreased 55 percent for oil and 58 percent for natural gas compared to amounts received in 2008 (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $11.2 million in the six months ended June 30, 2009 compared with $44.1 million in the prior year period.  Our service revenues totaled $4.8 million in the six months ended June 30, 2009 and $6.7 million in the same period for 2008.

Production and delivery costs. The following table reflects our production and delivery costs for the second quarter and six months ended June 30, 2009 and 2008 (in millions, except per Mcfe amounts):

	Second Quarter				Six Months
		Per		Per		Per		Per
	2009	Mcfe	2008	Mcfe	2009	Mcfe	2008	Mcfe
Lease operating expense	$29.1	$1.71	$36.8	$1.37	$56.0	$1.60	$68.8	$1.29
Workover costs	5.1	0.30	16.7	0.62	7.0	0.20	21.0	0.40
Hurricane related expenses	3.8	0.23	-	-	14.7	0.42	-	-
Insurance	5.6	0.33	4.9	0.18	11.3	0.33	12.8	0.24
Transportation and production taxes	4.8	0.28	10.4	0.40	9.2	0.27	21.0	0.39
Other	0.4	0.02	0.7	0.03	(0.4)	(0.01)	1.6	0.03
Total production and delivery costs	$48.8	$2.87	$69.5	$2.60	$97.8	$2.81	$125.2	$2.35

Our lower lease operating expense reflects decreased production, as well as the results of efforts to lower our operating costs. Workover costs have decreased from the prior period due the type and number of projects being completed in the current year.  Hurricane related expenses relate to additional repair costs at certain properties damaged by Hurricane Ike.  Decreased transportation and production taxes from the prior year reflect our decreased production which is primarily a result of wells that are shut-in following the 2008 hurricanes.

Our insurance rates and coverage terms associated with our recent June 2009-May 2010 insurance program renewal were less favorable to us than in prior years because of the impact that the 2008 hurricanes have had on coverage capacity and premium costs for operators in the Gulf of Mexico.  Available windstorm coverage associated with our 2009 renewal was limited and costly.  After assessing various alternatives, we elected to purchase insurance with significantly reduced coverage for “windstorm event” related risks in comparison to our previous insurance program.  The total insurance premiums under the renewal program provided less coverage at similar costs to the previous program. For additional information related to risks associated with our insurance coverage, see Item 1A. “Risk Factors” included in our 2008 Form 10-K and our first-quarter 2009 Form 10-Q.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization (DD&A) expense for the second quarter and six months ended June 30, 2009 and 2008 (in millions, except per Mcfe amounts):

	Second Quarter				Six Months
		Per		Per		Per		Per
	2009	Mcfe	2008	Mcfe	2009	Mcfe	2008	Mcfe
DD&A expense	$51.0	$2.99	$106.3	$3.97	$97.4	$2.80	$221.6	$4.17
Accretion expense	8.4	0.50	7.3	0.27	16.5	0.47	13.3	0.25
Impairment charges/losses	14.6	0.86	7.4	0.28	53.5	1.54	7.4	0.14
Total	$74.0	$4.35	$121.0	$4.52	$167.4	$4.81	$242.3	$4.56

Our DD&A rates are affected by estimates of proved reserve quantities, which are subject to a significant level of uncertainty, especially for fields with little or no production history.  Subsequent revisions to individual fields’ reserve estimates can yield significantly different DD&A rates.  The decrease in our DD&A expense in the second quarter and six months ended June 30, 2009 compared to the prior year periods primarily reflects lower property, plant and equipment balances as a result of impairment charges (see Note 6 of our 2008 Form 10-K and 2009 discussion below) as well as decreased production primarily due to fields shut-in as a result of the 2008 hurricanes.  The increase in accretion expense over the prior year period reflects upward adjustments to existing reclamation obligations primarily related to hurricane damaged properties.

As further described in Note 1 and in Item 1A, “Risk Factors” in our 2008 Form 10-K, accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates.

Due to the continuing decline in market prices for oil and natural gas and certain other operational factors that negatively impacted reserve recoverability, we recorded impairment charges of $14.6 million in the second quarter of 2009 and $53.5 million in the six months ended June 30, 2009.   In the second quarter of 2008, we recorded a $7.4 million charge to DD&A expense to write off our remaining investment in two properties after remedial operations were unable to restore production.

Additional write-downs of the capitalized costs of individual oil and natural gas properties may occur if oil and natural gas prices decline or if we have substantial downward adjustments to our estimated proved oil and gas reserves, increases in our estimates of development costs or nonproductive drilling results.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	Second Quarter			Six Months
	2009		2008	2009		2008
Geological and geophysical
including 3-D seismic purchases a	$6.9		$12.5	$16.8		$18.0
Nonproductive exploratory costs, including
related lease costs	38.1	b	13.1	54.4	b	12.4
Other	1.8		1.9	4.1		3.9
	$46.8		$27.5	$75.3		$34.3

a.
Includes compensation costs associated with outstanding stock-based awards totaling $1.3 million in the second quarter of 2009 and $4.4 million in the six months ended June 30, 2009 compared with $9.2 million and $10.0 million of compensation costs during comparable periods in 2008 (see “Stock-Based Compensation” below).

b.
Includes non-productive well costs of $24.4 million related to the Ammazzo well and $11.0 million related to the Cordage well in the second quarter of 2009 as well as $10.8 million related to the Tom Sauk well and $5.4 million related to the Gladstone East well in the first quarter of 2009.

Other Financial Results
Operating
General and administrative expense totaled $10.9 million in the second quarter of 2009 and $23.4 million for the six months ended June 30, 2009 compared with $18.2 million in the second quarter of 2008 and $27.2 million for the six months ended June 30, 2008.  We charged $1.4 million of related stock-based compensation costs to general and administrative expense during the second quarter of 2009 and $4.6 million for the six months ended June 30, 2009 compared to $9.1 million and $10.1 million for the comparable periods in 2008 (see “Stock-Based Compensation” below).

In the second quarter of 2009, we recorded an aggregate of $3.0 million in losses associated with our oil and gas derivative contracts (Note 4).   For the six months ended June 30, 2009, we recorded an aggregate of $15.9 million in gains associated with our oil and gas derivative contracts.  In the second quarter of 2008, we recorded an aggregate of $70.8 million in losses associated with our oil and gas derivative contracts.   For the six months ended June 30, 2008, we recorded an aggregate of $116.0 million in losses associated with our oil and gas derivative contracts.

Hurricanes Gustav and Ike disrupted McMoRan’s Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts on September 1, 2008 and September 13, 2008, respectively.  There was no significant damage to McMoRan’s properties resulting from Hurricane Gustav.  However, Hurricane Ike caused significant structural damage to several platforms in which McMoRan had an investment interest.  Beginning in the third quarter of 2008, McMoRan has recorded charges in excess of $180 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been incurred to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by McMoRan over the next several years. McMoRan expects to realize a substantial recovery under its insurance program for a large portion of these hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  McMoRan received net insurance proceeds of $18.7 million in March 2009, after satisfying its $50 million deductible, as an initial payment associated with certain of its insured hurricane-related losses.   McMoRan received no insurance proceeds during the second quarter of 2009.

Non-Operating
Interest expense, net of capitalized interest, totaled $10.3 million in the second quarter of 2009 and $20.9 million for the six months ended June 30, 2009 compared with $12.5 million in the second quarter of 2008 and $29.6 million for the six months ended June 30, 2008.  Capitalized interest totaled $1.5 million in the second quarter of 2009, $1.6 million in the second quarter of 2008, $2.4 million for the six months ended June 30, 2009 and $2.8 million for the six months ended June 30, 2008.  The decreased interest expense for 2009 reflects lower average debt balances from our repayment of debt throughout 2008.

Other income totaled $2.8 million in the second quarter of 2009 and $3.2 million for the six months ended June 30, 2009 compared with other expense of $1.9 million in the second quarter of 2008 and $2.5 million for six months ended June 30, 2008.  Other income in the second quarter and six months ended June 30, 2009 includes a $2.7 million gain related to the settlement of a contingency associated with the 2007 oil and gas property acquisition (see Note 2 of our 2008 Form 10-K).  Other expense primarily represents $2.0 million and $2.7 million of fees paid to induce the conversion of a portion of our 6% and 5¼% convertible senior notes during the second quarter and six months ended June 30, 2008, respectively.

No benefits for income taxes have been provided to reduce our operating losses in 2009, and a full valuation allowance has been established against our net deferred tax assets because of our recent history of operating losses.  Our income tax provision totaled $1.0 million in the second quarter of 2008 and $1.9 million for the six months ended June 30, 2008, representing taxes due under the alternative minimum tax provisions of the Internal Revenue Code.  Federal tax regulations impose certain annual limitations on the utilization of net operating losses (NOLs) from prior periods when a defined level of change in ownership of certain shareholders is exceeded.  If a corporation has a statutorily defined change of ownership, its ability to use its existing NOLs could be limited by Section 382 of the Internal Revenue Code depending upon the level of future taxable income generated in a given year and other factors.  We have determined that such a change of ownership has occurred, which, depending upon the amounts and timing of future taxable income generated, may limit our ability to use our existing NOLs to fully offset taxable income in future periods.

Various proposals by the current executive and legislative branches of the U.S. government would eliminate certain key U.S. federal income tax preferences currently available to companies involved in oil and gas exploration, development and production. It is uncertain whether any of the proposed tax changes will actually be enacted or how soon any changes could become effective. The passage of any legislation requiring these or similar changes in U.S. federal income tax law could negatively impact our financial condition and results of operations.

Discontinued Operations
Our discontinued operations resulted in a net loss of $3.1 million in the second quarter of 2009 and $4.1 million for the six months ended June 30, 2009 compared with losses of $0.7 million in the second quarter of 2008 and $1.6 million for the six months ended June 30, 2008.  We recorded $2.0 million in the second quarter and six months ended June 30, 2009 related to certain environmental remediation activities at our Port Sulphur, Louisiana facility.  Future estimated closure costs for these facilities approximate $11.4 million.  We incurred $0.5 million in closure costs for the six months ended June 30, 2009 related to this facility.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

TABLE OF CONTENTS	Six Months Ended
	June 30,
	2009	2008
Continuing operations
Operating	$55.2	$386.5
Investing	(84.3)	(109.9)
Financing	162.8	(276.6)

Discontinued operations
Operating	(1.7)	(4.3)
Investing	-	-
Financing	-	-

Total cash flow
Operating	53.5	382.2
Investing	(84.3)	(109.9)
Financing	162.8	(276.6)

Six-Month 2009 Cash Flows Compared with Six-Month 2008

Operating Cash Flows
Decreased operating cash flow from our continuing operations in 2009 reflect lower average realizations for both oil and natural gas due to depressed levels of energy prices as well as decreased production primarily as a result of fields shut-in due to the 2008 hurricanes and related pipeline restrictions.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $84.3 million for the first half of 2009 and $111.1 million for the first half of 2008.

Financing Cash Flows
Our financing cash flows during the first half of 2009 reflect the net proceeds of $168.2 million from the sale of 15.5 million shares of our common stock and 86,250 shares of $1,000 par value 8% convertible perpetual preferred stock (8% preferred stock) (see Note 5 and “Equity Financings” below).

Our financing activities during the first half of 2008 reflect net payments of amounts borrowed under our senior secured financing arrangements of $269.5 million.  We paid $2.7 million in inducement fees related to the conversion of our senior convertible notes during the six months ended June 30, 2008. Proceeds received from the exercise of stock options totaled $4.7 million in the first half of 2008.

We paid dividends on preferred stock of $5.4 million and $9.1 million in the six months ended June 30, 2009 and 2008, respectively.  The lower dividends in 2009 reflect the effect of conversions of our 6¾% mandatory convertible preferred stock into our common stock during 2008.

Equity Financing
In June 2009, we completed a public offering of 15.5 million shares of common stock at $5.75 per share and a concurrent public offering of 86,250 shares of 8% convertible perpetual preferred stock with an offering price of $1,000 per share.  The net proceeds from these offerings, after deducting the underwriters’ discounts and other expenses, were approximately $168 million.  We intend to use the net proceeds from the offerings for general corporate purposes, including funding of capital expenditures.

The 8% preferred stock is recorded at liquidation preference value ($1,000 per share) on the accompanying consolidated balance sheet.  The first quarterly cash dividend is $11.78 per share (reflecting the partial quarter) which will be paid on August 15, 2009; subsequent quarterly dividend payments will be $20.00 per share.  The 8% preferred stock is convertible in the aggregate into 12.6 million shares of our common stock (equivalent to a conversion price of $6.8425 per share), subject to certain anti-dilution adjustments.  Beginning June 15, 2014, we have the right to redeem shares of the 8%

preferred stock by paying cash, our common stock or any combination thereof for $1,000 per share plus accumulated and unpaid dividends, but only if the trading price of our common stock has exceeded 130% of the initial conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the redemption notice.

Long-Term Debt
For information regarding our long-term debt, see Note 2 of the financial statements.

Commitments
In June 2009, we amended certain of the terms associated with an existing drilling rig lease contract whereby the lease rate was reduced by approximately 20 percent from June 1, 2009 through its remaining term (November 2010), resulting in a remaining contract amount of approximately $90 million as of June 30, 2009.  We also entered into an additional contract with the same service provider for the lease of a drilling rig currently under construction and expected to be completed in early 2010.  The additional contract has a two-year term, expected to initiate in early 2010 upon completion of construction and satisfactory delivery of the rig, and its total contract amount of approximately $130 million is expected to be shared with our partners in the deep and ultra deep exploration program.  We can elect to cancel the additional drilling contract prior to December 31, 2009 by paying a cancellation fee of $18 million.  See “Commitments and Contractual Obligations and Commitments” in Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

STOCK-BASED COMPENSATION

See Note 13 of our 2008 Form 10-K for information regarding our accounting for stock-based awards.  Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Second Quarter		Six Months
	2009	2008	2009	2008
General and administrative expenses	$1,446	$9,140	$4,566	$10,121
Exploration expenses	1,309	9,158	4,355	10,047
Main Pass Energy Hub™ start-up costs	78	636	259	707
Total stock-based compensation cost	$2,833	$18,934	$9,180	$20,875

Our stock based compensation for 2009 decreased from amounts charged to expense in the comparable period last year primarily as a result of the timing of stock option grants to our employees and lower fair values of options granted in the current year.  In January 2008, our Board of Directors granted stock options to our employees which were subject to shareholder approval of a new stock incentive plan at the annual shareholders’ meeting in June 2008.  The stock incentive plan was approved and the related fair values of the grants were charged to expense in accordance with SFAS 123R, beginning in the second quarter of 2008.

On February 2, 2009, our Board of Directors granted a total of 1,815,500 stock options to our employees at an exercise price of $6.44 per share, including immediately exercisable options for an aggregate of 445,000 shares, including 400,000 shares to our Co-Chairmen, in lieu of cash compensation in 2009.  We recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  The weighted average option value of the 1,855,500 options granted during the six months ended June 30, 2009 was $3.98.

As of June 30, 2009, total compensation cost related to unvested, approved stock option awards not yet recognized in earnings was approximately $21.3 million, which is expected to be recognized over a weighted average period of approximately one year.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives include the pursuit of a multifaceted energy services development of the MPEHtm project, including the potential development of an LNG regasification and storage facility through Freeport Energy. As of June 30, 2009, we have recognized a liability of $10.8 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project.

Since receiving our Deepwater Port permit for the establishment of the project in 2007, we have been pursing commercial arrangements for the MPEHtm project.  Market conditions have prevented us from obtaining long-term agreements required to finance the construction of the project.  We are spending limited amounts to continue to pursue the project’s long-term potential, although current market conditions make near-term development unlikely.  As of June 30, 2009, we have incurred approximately $51.4 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $0.9 million in the six months ended June 30, 2009.

For additional information regarding the MPEHtm project, including estimates related to capital expenditures, see “Business — Business Strategy — Main Pass Energy Hubtm Project” in Items 1. and 2. “Business and Properties” in our 2008 Form 10-K.

NEW ACCOUNTING STANDARDS & SEC DISCLOSURES

For information regarding our adoption of new accounting standards, see Note 9 of the financial statements.

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

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (or other similar expressions) will, should or may occur in the future, including, without limitation:  statements regarding our financial plans; our indebtedness; acquisitions; our exploration and development plans; our ability to satisfy our reclamation, indemnification and environmental obligations; anticipated flow rates of producing and new wells; drilling potential and results; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; our ability to fully insure against the inherent risks and hazards of our operations at commercially reasonable costs; demand and potential demand for oil and natural gas; trends in oil and natural gas prices; amounts and timing of capital expenditures and reclamation costs; our ability to obtain necessary permits for new operations; and our expectation of the receipt of future insurance proceeds related to Hurricane Ike. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in our 2008 Form 10-K and subsequent quarterly reports on Form 10-Q.

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risks since the year ended December 31, 2008. Our credit facility (see “Senior Secured Revolving Credit Facility” and Note 2) has a variable rate, which exposes us to interest rate risk when borrowings are drawn under the facility.  At June 30, 2009, we have no outstanding borrowings under the facility.  Because the interest rate on our 11.875% senior notes is fixed, the fair value of these notes fluctuates over time as result of changes in market interest rates, our market credit ratings and other factors.  Without consideration of other factors, the fair value of our 11.875% senior notes will generally increase as market interest rates fall and, conversely, will decrease as interest rates rise.  The estimated fair value of our 11.875% senior notes as of June 30, 2009 was approximately $254.3 million.  The fair value of our 5¼% notes is also impacted by changes in our common stock price in addition to changes in market interest rates. The related fair value of the 5¼% notes was approximately $65.4 million as of June 30, 2009.

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

	2009	2010
Swaps
+/- $1.00/MMbtu	$1.1	$2.6
+/- $5.00/Bbl	0.2	0.6
Puts
+/- $1.00/MMbtu	3.2	1.2
+/- $5.00/Bbl	0.6	0.3

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

(b) Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes to our risk factors during the three-month period ended June 30, 2009.  For additional information regarding our risk factors, please read Item 1A. included in our 2008 Form 10-K and our Form 10-Q for the quarter ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2009:

TABLE OF CONTENTS Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programsa

April 1-30, 2009	-	$ -	-	300,000
May 1-31, 2009	-	-	-	300,000
June 1-30, 2009	-	-	-	300,000

Total	-	$ -	-	300,000

a.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares.  The program does not have an expiration date.  No shares were purchased during the three-month period ended June 30, 2009, and 0.3 million shares remain available for purchase.

 Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on June 11, 2009 (Annual Meeting).  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
Richard C. Adkerson	64,609,971	1,093,709
Robert A. Day	64,633,861	1,069,819
Gerald J. Ford	63,741,101	1,962,579
H. Devon Graham, Jr.	64,651,740	1,051,940
Suzanne T. Mestayer	64,793,468	910,212
James R. Moffett	64,593,516	1,110,164
B. M. Rankin, Jr.	63,841,329	1,862,351

There were no abstentions with respect to the election of directors.

	For	Against	Abstentions
2. Ratification of Ernst & Young LLP as independent auditors	65,605,748	69,811	28,121

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: August 7, 2009

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan	X
3.2	Amended and Restated By-Laws of McMoRan as amended effective January 30, 2006		8-K	001-07791	02/03/2006
10.1	Underwriting Agreement dates June 16, 2009 between McMoRan Exploration Co. and J.P. Morgan Securities Inc., as representative of the several underwriters named in Schedule 1 thereto		8-K	001-07791	06/19/2009
10.2	Underwriting Agreement dated June 16, 2009 between McMoRan Exploration Co. and J.P. Morgan Securities Inc., as a representative of the several underwriters named in Schedule 1 thereto		8-K	001-07791	06/19/2009
15.1	Letter dated August 7, 2009 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

–––––––––––––––––––––––––
*  Indicates management contract or compensatory plan or agreement.

E-1