Form 10-Q
period 2009-09-30
MCMORAN EXPLORATION CO /DE/
filed 2009-11-06
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller	Smaller reporting company ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). ☐Yes ☒ No

On September 30, 2009, there were issued and outstanding 86,040,579 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2009	2008
	(In Thousands)
ASSETS
Cash and cash equivalents	$224,664	$93,486
Accounts receivable	77,652	112,684
Inventories	48,820	31,284
Prepaid expenses	18,147	13,819
Fair value of oil and gas derivative contracts	11,995	31,624
Current assets from discontinued operations, including restricted cash
of $0.5 million	1,008	516
Total current assets	382,286	283,413
Property, plant and equipment, net	821,288	992,563
Restricted cash	41,083	29,789
Deferred financing costs and other assets	12,963	15,658
Fair value of oil and gas derivative contracts	1,201	5,847
Sulphur business assets, net	3,002	3,012
Total assets	$1,261,823	$1,330,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$66,370	$77,009
Accrued liabilities	64,082	89,565
Accrued interest and dividends payable	18,428	7,586
Current portion of accrued oil and gas reclamation costs	108,609	103,550
Current portion of accrued sulphur reclamation cost	5,000	785
Fair value of oil and gas derivative contracts	221	-
Current liabilities from discontinued operations	1,891	1,317
Total current liabilities	264,601	279,812
5¼% convertible senior notes	74,720	74,720
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	303,050	317,651
Accrued sulphur reclamation costs	19,022	22,218
Fair value of oil and gas derivative contracts	98	-
Other long-term liabilities	20,047	20,023
Other long-term liabilities from discontinued operations	6,964	6,835
Total liabilities	988,502	1,021,259
Stockholders' equity	273,321	309,023
Total liabilities and stockholders' equity	$1,261,823	$1,330,282

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and gas	$105,822	$282,688	$294,969	$946,955
Service	3,713	2,557	8,494	9,274
Total revenues	109,535	285,245	303,463	956,229
Costs and expenses:
Production and delivery costs	49,087	69,923	146,933	195,074
Depletion, depreciation and amortization expense	75,980	250,124	243,347	492,457
Exploration expenses	10,802	15,092	86,064	49,385
(Gain) loss on oil and gas derivative contracts	(738)	(80,399)	(16,624)	35,607
General and administrative expenses	9,621	10,720	32,983	37,969
Main Pass Energy Hub™ costs	297	1,728	1,413	4,990
Insurance recoveries	-	-	(18,742)	(3,391)
Total costs and expenses	145,049	267,188	475,374	812,091
Operating income (loss)	(35,514)	18,057	(171,911)	144,138
Interest expense, net	(10,930)	(10,870)	(31,871)	(40,501)
Other income (expense), net	298	202	3,470	(2,322)
Income (loss) from continuing operations before income taxes	(46,146)	7,389	(200,312)	101,315
Income tax benefit (expense)	177	(1,284)	144	(3,149)
Income (loss) from continuing operations	(45,969)	6,105	(200,168)	98,166
Loss from discontinued operations	(1,575)	(1,356)	(5,692)	(2,960)
Net income (loss)	(47,544)	4,749	(205,860)	95,206
Preferred dividends and inducement payments for early
conversion of preferred stock	(4,388)	(10,881)	(9,925)	(19,604)
Net income (loss) applicable to common stock	$(51,932)	$(6,132)	$(215,785)	$75,602

Basic net income (loss) per share of common stock:
Continuing operations	$(0.58)	$(0.08)	$(2.76)	$1.34
Discontinued operations	(0.02)	(0.02)	(0.07)	(0.05)
Net income (loss) per share of common stock	$(0.60)	$(0.10)	$(2.83)	$1.29

Diluted net income (loss) per share of common stock:
Continuing operations	$(0.58)	$(0.08)	$(2.76)	$1.17
Discontinued operations	(0.02)	(0.02)	(0.07)	(0.03)
Net income (loss) per share of common stock	$(0.60)	$(0.10)	$(2.83)	$1.14

Average common shares outstanding:
Basic	86,038	64,446	76,152	58,617
Diluted	86,038	64,446	76,152	87,718

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(205,860)	$95,206
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	5,692	2,960
Depletion, depreciation and amortization	243,347	492,457
Exploration drilling and related expenditures, net	61,707	15,692
Compensation expense associated with stock-based awards	11,966	25,546
Amortization of deferred financing costs	2,793	3,675
Change in fair value of oil and gas derivative contracts	23,586	2,548
Loss on induced conversions of convertible senior notes	-	2,663
Reclamation expenditures, net of prepayments by third parties	(39,625)	(6,500)
Increase in restricted cash	(11,293)	(11,364)
Payment to fund terminated pension plan	-	(2,291)
Other	(316)	83
(Increase) decrease in working capital:
Accounts receivable	32,914	18,229
Accounts payable and accrued liabilities	(14,219)	37,702
Prepaid expenses and inventories	(20,861)	(35,299)
Net cash provided by continuing operations	89,831	641,307
Net cash used in discontinued operations	(4,373)	(5,144)
Net cash provided by operating activities	85,458	636,163

Cash flow from investing activities:
Exploration, development and other capital expenditures	(113,375)	(186,904)
Other	-	(613)
Net cash used in continuing operations	(113,375)	(187,517)
Net cash from discontinued operations	-	-
Net cash used in investing activities	(113,375)	(187,517)

Cash flow from financing activities:
Net proceeds from the sale of common stock	84,929	-
Net proceeds from the sale of 8% convertible perpetual
preferred stock	83,228	-
Payments under senior secured revolving credit facility, net	-	(274,000)
Dividends and inducement payments on preferred stock	(9,062)	(20,883)
Payments for induced conversion of convertible senior notes	-	(2,663)
Proceeds from exercise of stock options and other	-	4,705
Net cash provided by (used in) continuing operations	159,095	(292,841)
Net cash from discontinued operations	-	-
Net cash provided by (used in) financing activities	159,095	(292,841)
Net increase in cash and cash equivalents	131,178	155,805
Cash and cash equivalents at beginning of year	93,486	4,830
Cash and cash equivalents at end of period	$224,664	$160,635

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION
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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of discontinued operations amounts within the statements of cash flow.

2.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands).

	September 30,	December 31,
	2009	2008
Senior secured revolving credit facility	$-	$-
11.875% senior notes due 2014	300,000	300,000
5¼% convertible senior notes due 2011	74,720	74,720
Total debt	374,720	374,720
Less current maturities	-	-
Long-term debt	$374,720	$374,720

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  Total availability was $235 million at September 30, 2009.

Availability under the credit facility is subject to a borrowing base, which is recalculated semi-annually each April 1 and October 1.  Unused borrowing capacity under the credit facility was $135 million at September 30, 2009.  McMoRan had no borrowings outstanding under the credit facility during the nine months ended September 30, 2009, although a letter of credit in the amount of $100 million remains outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition (see Note 2 of the 2008 Form 10-K).

During the quarter and nine months ended September 30, 2009, interest expense on the credit facility totaled $1.5 million and $4.2 million, respectively, representing amortization expense associated with the credit facility’s related deferred financing costs and other fees.  Interest expense totaled $1.6 million and $10.6 million for the third quarter and nine months ended September 30, 2008, respectively, including $1.4 million and $5.1 million of amortization expense associated with related deferred financing costs and other fees.  The average interest rate on borrowings under the credit facility was 5.0 percent and 5.5 percent during the third quarter and nine months ended September 30, 2008, respectively.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities; McMoRan is in compliance with all of the terms of the credit facility.

McMoRan’s lenders are currently completing their semi-annual redetermination of its borrowing base.  The review is expected to be completed in the fourth quarter of 2009.  McMoRan expects its borrowing base will be reduced from the current level, reflecting the impact of year-to-date production and lower natural gas prices assumptions used by the lenders in the assessments.    McMoRan does not expect the redetermination to impact its future plans or operations.

Debt Conversion Transactions
McMoRan’s 6% convertible senior notes matured on July 2, 2008 (6% notes).  During the nine months ended September 30, 2008, McMoRan privately negotiated transactions to induce the conversion of $39.1 million of its 6% notes into approximately 2.75 million shares of its common stock.  McMoRan paid an aggregate $1.0 million in cash to induce these conversions, which is reflected as non-operating expense in the 2008 consolidated statements of operations.  Additionally, $61.7 million of the 6% notes were converted into approximately 4.3 million shares of McMoRan common stock in accordance with the terms of the 6% notes during the nine months ended September 30, 2008 (including the 6% notes converted into shares of common stock upon maturity on July 2, 2008).

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

Fair Value of Debt
The fair value of the 5¼% notes and 11.875% senior notes due 2014 (11.875% senior notes) is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets.  At September 30, 2009, the estimated fair value of the 5¼% notes and 11.875% senior notes was $68.7 million and $303.0 million, respectively.

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

McMoRan had a net loss from continuing operations for the third quarter and nine months ended September 30, 2009 and the third quarter ended September 30, 2008.  Accordingly, the assumed exercise of in-the-money stock options, as well as the assumed conversion of McMoRan’s 6¾% mandatorily convertible preferred stock (6¾% preferred stock), 8% convertible perpetual preferred stock (8% preferred stock) and 5¼% notes, have been excluded from the diluted net loss per share calculations.  These instruments were excluded because they are considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share from continuing operations during the third quarter and nine months ended September 30, 2009 and the third quarter ended September 30, 2008.  The excluded common share equivalent amounts are summarized below (in thousands):

	Third	Nine	Third
	Quarter	Months	Quarter
	2009		2008
Stock options a, b	-	-	2,947
Assumed conversion of 6¾% preferred stock c	12,817	12,817	16,899
Assumed conversion of 8% preferred stock d	12,605	4,617	-
Assumed conversion of 5¼% convertible senior notes e	4,508	4,508	4,508
Assumed conversion of 6% notes f	-	-	66

The table below reconciles McMoRan’s basic net income per share to its diluted net income per share for the nine months ended September 30, 2008 (amounts in thousands, except per share data):

Nine
Months
2008
Net income from continuing operations	$98,166
Preferred dividends	(19,604)
Net income from continuing operations applicable to common stock	78,562
Add: Preferred dividends from assumed conversion of 6¾% preferred stock	19,604
Add: Net interest from assumed conversion of 6% notes	1,514
Add: Net interest from assumed conversion of 5¼% notes	3,484
Diluted net income from continuing operations	103,164
Loss from discontinued operations	(2,960)
Diluted net income applicable to common stock	$100,204

Weighted average common shares outstanding for purpose of calculating
basic net income per share	58,617
Assumed exercise of dilutive stock options a, b	2,183
Assumed exercise of stock warrants a, g	368
Assumed conversion of 6¾% preferred stock c	17,187
Assumed conversion of 6% notes f	3,520
Assumed conversion of 5¼% notes e	5,843
Weighted average common shares outstanding
for purposes of calculating diluted net income per share	87,718

Diluted net income per share from continuing operations	$1.17
Diluted net loss per share from discontinued operations	(0.03)
Diluted net income per share	$1.14

a.	McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options and stock warrants for purposes of its diluted earnings per share calculation.
b.	Represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.
c.	See Note 10 of the 2008 Form 10-K for information regarding McMoRan’s 6¾% preferred stock.
d.
Represents the weighted average total equivalent common stock shares assuming conversion of 8% preferred stock (Note 5).  The amount is reduced from the 12.6 million equivalent shares issuable upon conversion to reflect the number of days that the 8% preferred stock was outstanding during the nine months ended September 30, 2009.

e.
Net interest expense on the 5¼% notes totaled $1.0 million during each of the third quarters of 2009 and 2008, respectively, and $3.0 million and $3.5 million for the nine month periods ended September 30, 2009 and 2008, respectively. Additional information regarding McMoRan’s 5¼% notes is disclosed in Note 8 of the 2008 Form 10-K.

f.
The 6% notes matured on July 2, 2008.  Net interest expense on the 6% notes totaled $1.5 million for the nine month period ended September 30, 2008.  Additional information regarding McMoRan’s 6% notes is disclosed in Note 8 of the 2008 Form 10-K.

g.	See Note 6 of the 2008 Form 10-K for additional information regarding the warrants.

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented are as follows:

TABLE OF CONTENTS	Third Quarter		Nine Months
	2009	2008	2009	2008
Outstanding options (in thousands)	8,457	40	8,457	45
Average exercise price	$15.36	$31.92	$15.36	$31.08

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

At September 30, 2009, McMoRan’s outstanding oil and gas derivative contracts were as follows:
	Natural Gas Positions (million MMbtu)
	Open Swap Positions a		Put Options b
		Average		Average
	Volumes	Swap Price c	Volumes	Floor Price c
2009	1.1	$8.97	0.7	$6.00
2010	2.6	$8.63	1.2	$6.00
	Oil Positions (thousand bbls)
	Open Swap Positions a		Put Options b
		Average		Average
	Volumes	Swap Price d	Volumes	Floor Price d
2009	45	$71.16	29	$50.00
2010	118	$70.89	50	$50.00

a.	Remaining 2009 swaps cover periods November-December 2009; 2010 swaps cover periods January-June and November-December.
b.	Remaining 2009 puts cover October 2009; 2010 puts cover periods July-October.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, unrealized (gains) losses representing changes in the related fair values along with realized (gains) losses representing cash settlements are recognized immediately in McMoRan’s operating results at each reporting period.  During the third quarter and nine months ended September 30, 2009 and 2008, McMoRan’s realized and unrealized (gains) losses on these contracts were as follows (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Realized (gain) loss
Gas puts	$(5,521)	$1,579	$(5,521)	$1,579
Oil puts	183	274	183	274
Gas swaps	-	-	(28,887)	10,777
Oil swaps	-	3	(5,985)	20,429
Total realized (gain) loss	(5,338)	1,856	(40,210)	33,059

Unrealized (gain) loss
Gas puts	4,568	(2,356)	101	(32)
Oil puts	(157)	(357)	893	(304)
Gas swaps	405	(58,752)	14,979	7,048
Oil swaps	(216)	(20,790)	7,613	(4,164)
Total unrealized (gain) loss	4,600	(82,255)	23,586	2,548
(Gain) loss on oil and gas derivative contracts	$(738)	$(80,399)	$(16,624)	$35,607

The original cost of the put options was $4.6 million.  There was no cost for entering into the swap contracts.  The derivative contracts are reported at fair value on McMoRan’s balance sheets.  The fair value of McMoRan’s swaps and puts is based on transaction counterparty acknowledgments and corroborated based on quoted market prices and internal valuation model analyses.  McMoRan has classified the fair value measurement of its derivative instruments as being derived from Level 2 inputs, as defined under generally accepted accounting principles (see Note 9 of the 2008 Form 10-K).  The following tables provide fair value measurement and classification information for these instruments as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$2,251	$101	$9,640	$3	$11,995
Other assets	248	35	918	-	1,201
Current liabilities	-	-	-	(221)	(221)
Other long-term liabilities	-	-	-	(98)	(98)
Fair value of contracts	$2,499	$136	$10,558	$(316)	$12,877

	December 31, 2008
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$2,659	$915	$21,701	$6,349	$31,624
Other assets	765	297	3,837	948	5,847
Current liabilities	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Fair value of contracts	$3,424	$1,212	$25,538	$7,297	$37,471

5.  COMMON AND CONVERTIBLE PERPETUAL PREFERRED STOCK OFFERINGS
In June 2009, McMoRan completed a public offering of 15.5 million shares of common stock at $5.75 per share and a concurrent public offering of 86,250 shares of 8% convertible perpetual preferred stock with an offering price of $1,000 per share.  The net proceeds from these offerings, after deducting underwriters’ discounts and other expenses, were approximately $168 million.  McMoRan is using the net proceeds from the offerings for general corporate purposes, including funding its capital expenditures.

The 8% preferred stock is recorded at liquidation preference value ($1,000 per share) on the accompanying consolidated balance sheet.  The first quarterly cash dividend was $11.78 per share (reflecting the partial quarter) which was paid on August 15, 2009; subsequent quarterly dividend payments will be $20.00 per share.  The 8% preferred stock is convertible in the aggregate into 12.6 million shares of McMoRan common stock (equivalent to a conversion price of $6.8425 per share), subject to certain anti-dilution adjustments.  Beginning June 15, 2014, McMoRan has the right to redeem shares of the 8% preferred stock by paying cash, McMoRan common stock or any combination thereof for $1,000 per share plus accumulated and unpaid dividends, but only if the trading price of McMoRan’s common stock has exceeded 130% of the initial conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date McMoRan gives the redemption notice.

Activity within McMoRan’s stockholders’ equity accounts for the nine months ended September 30, 2009 follows:

TABLE OF CONTENTS	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Common stock held in treasury	Total Stockholders’ Equity
Balance as of January 1, 2009	$158,934	$730	$971,977	$(776,153)	$(22)	$(46,443)	$309,023
Common stock offering,
15,547,400 shares issued	-	155	84,774	-	-	-	84,929
Preferred stock offering,
86,250 shares issued	86,250	-	(3,022)	-	-	-	83,228
Stock-based compensation
expense	-	-	11,966	-	-	-	11,966
Preferred stock dividends	-	-	(9,925)	-	-	-	(9,925)
Net loss	-	-	-	(205,860)	-	-	(205,860)
Stock tendered for taxes	-	-	-	-	-	(10)	(10)
Other comprehensive loss	-	-	-	-	(30)	-	(30)
Balance as of September 30, 2009	$245,184	$885	$1,055,770	$(982,013)	$(52)	$(46,453)	$273,321

6.  INCOME TAXES
As of September 30, 2009 and December 31, 2008, McMoRan had approximately $414.8 million and $343.1 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan has recorded a full valuation allowance against these deferred tax assets (see Note 14 of the 2008 Form 10-K).  McMoRan’s effective tax rate would be impacted in future periods to the extent these deferred tax assets are recognized. McMoRan will continue to assess whether or not deferred tax assets can be recognized based on operating results and other factors in future periods.  Federal tax regulations impose certain annual limitations on the utilization of net operating losses (NOLs) from prior periods when a defined level of change in ownership of certain shareholders is exceeded.  If a corporation has a statutorily defined change of ownership, its ability to use its existing NOLs could be limited by Section 382 of the Internal Revenue Code depending upon the level of future taxable income generated in a given year and other factors.  McMoRan has determined that such a change of ownership has occurred, which, depending upon the amounts and timing of future taxable income generated, may limit McMoRan’s ability to use its existing NOLs to fully offset taxable income in future periods.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  Tax periods open to audit for McMoRan include federal income tax returns subsequent to 2005 and Louisiana income tax returns subsequent to 2004.  NOL amounts prior to this time are also subject to audit.

7. OIL AND GAS ACTIVITIES
Exploratory Wells In-Progress.
McMoRan has investments in three in-progress or unevaluated wells totaling $62.1 million at September 30, 2009, including $18.9 million for the Blueberry Hill sidetrack well, $11.5 million for the Davy Jones prospect and $31.7 million for the South Timbalier Block 168 No. 1 well.   These in-progress and unevaluated wells do not include McMoRan’s investment in the original Blueberry Hill well ($23.3 million at September 30, 2009) which was drilled in 2005 and was assigned proved and probable reserves at that time.

If current or future well assessment, stimulation, or completion efforts are not successful in generating production that will allow McMoRan to recover its investment in any of these wells, McMoRan would be required to write down its investment in such properties to their net realizable value.  See Note 1 of the 2008 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

Oil and Gas Property Impairment Charges.
As also discussed in Note 1 of the 2008 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be fully recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves supported by independent reserve engineering estimates.  Future cash flows are determined using published forward market prices adjusted for property-specific price basis and energy content differentials, net of estimated future production and development costs, excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers investors’ expected rates of return for similar types of assets if acquired under current market conditions.  Due to the declines in market prices for oil and natural gas and certain other operational factors that negatively impacted reserve recoverability, McMoRan recorded impairment charges totaling $11.2 million and $64.8 million, respectively, during the third quarter and nine months ended September 30, 2009.  Due to operational factors and the 2008 hurricane activity, McMoRan recorded impairment charges totaling $33.4 million and $40.8 million, respectively, during the third quarter and nine months ended September 30, 2008.  McMoRan considers the fair value measurements used in its impairment evaluations to be derived from Level 3 inputs, as defined under generally accepted accounting principles (Note 1 of the 2008 Form 10-K).

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

2008 Hurricane Activity.
Hurricanes Gustav and Ike disrupted McMoRan’s Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts on September 1, 2008 and September 13, 2008, respectively.  There was no significant damage to McMoRan’s properties resulting from Hurricane Gustav.  However, Hurricane Ike caused significant structural damage to several platforms in which McMoRan had an investment interest.  Since the third quarter of 2008, McMoRan recorded charges totaling in excess of $180 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been incurred to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by McMoRan over the next several years. McMoRan expects to realize a substantial recovery in future periods under its insurance program for a large portion of these hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  McMoRan received net insurance proceeds of $18.7 million in March 2009, after satisfying its $50 million deductible, as an initial payment associated with certain of its insured hurricane-related losses.   McMoRan recorded $(0.5) million and $14.2 million in the third quarter and nine months ended September 30, 2009, respectively, for hurricane related general repair costs (credits) which are included in production and delivery costs in McMoRan’s consolidated statements of operations.  McMoRan recorded $6.3 million in the third quarter and nine months ended September 30, 2008 for hurricane related general repair costs.

Accrued Reclamation Obligations.
For more information regarding McMoRan’s accounting for asset retirement obligations see Notes 1 and 17 of the 2008 Form 10-K.   A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2008 follows (in thousands):

TABLE OF CONTENTS	Oil and
	Natural Gas	Sulphur
Asset retirement obligation at December 31, 2008	$421,201	$23,003
Liabilities settled	(36,881)	(482)
Accretion expense	23,398	1,501
Reclamation costs assumed from third parties	842	-
Incurred liabilities	1,608	-
Revision for changes in estimates	1,491	-
Asset retirement obligations at September 30, 2009	$411,659	$24,022

Inventory.
Product inventories totaled $0.4 million at September 30, 2009 and $1.0 million at December 31, 2008, related to oil production from Main Pass Block 299.  Materials and supplies inventory totaled $48.4 million at September 30, 2009 and $30.3 million at December 31, 2008, and represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. A portion of the cost of such inventory will be reimbursed to McMoRan by joint operating partners as future well drilling activity requires the supply of these materials.  As a result of declines in market values related to certain inventory items, McMoRan recorded a valuation allowance of $3.3 million in the nine months ended September 30, 2009 for materials not dedicated to currently planned drilling projects.

Commitments.
In June 2009, McMoRan amended certain of the terms associated with an existing drilling rig lease contract that reduced the lease rate by approximately 20 percent from June 1, 2009 through its remaining term (November 2010), resulting in a remaining contract obligation of approximately $90 million as of June 30, 2009.  McMoRan also entered into an additional contract with the same service provider for the option to lease a drilling rig currently under construction and expected to be completed in early 2010.  The additional contract has a two-year term, expected to commence in early 2010 upon completion of construction and satisfactory delivery of the rig, and its total contract amount of approximately $130 million is expected to be shared with McMoRan’s partners in the deep and ultra deep exploration program.  McMoRan can elect to cancel the additional drilling contract prior to December 31, 2009 by incurring a cancellation fee of $18 million.

8. OTHER MATERS
Interest Cost.
Interest expense capitalized by McMoRan totaled $0.8 million in the third quarter of 2009 and $3.2 million for the nine months ended September 30, 2009.  Capitalized interest totaled $1.0 million in the third quarter of 2008 and $3.8 million for the nine months ended September 30, 2008.

Pension Plan.
During 2000, McMoRan elected to terminate its defined benefit plan (Pension Plan).  McMoRan received notification dated April 14, 2008 that the Internal Revenue Service approved the Pension Plan’s termination and funded the approximate $2.3 million shortfall between the Pension Plan’s obligations and the underlying plan assets in 2009.  McMoRan also provides certain health care and life insurance benefits (Other Benefits Plan) to retired employees.  See Note 13 of the 2008 Form 10K for more information regarding the Pension and Other Benefits Plans.

The components of McMoRan’s net periodic pension expense associated with McMoRan’s Pension Plan for the third quarter and nine months ended September 30, 2009 and 2008 follows (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Interest cost	$-	$81	$-	$65
Service cost	-	-	-	-
Return on plan assets	-	(5)	-	(23)
Change in plan payout assumptions	-	-	-	-
Net periodic expense	$-	$76	$-	$42

The components of net periodic expense associated with McMoRan’s Other Benefits plans for the third quarter and nine months ended September 30, 2009 and 2008 follows (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Service cost	$13	$7	$38	$20
Interest cost	72	84	215	251
Return on plan assets	-	-	-	-
Amortization of prior service costs
and actuarial gains	(10)	(1)	(30)	(4)
Net periodic expense	$75	$90	$223	$267

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of the 2008 Form 10-K.  Compensation cost charged to expense for stock-based awards for the third quarter and nine months ended September 30, 2009 and 2008 follows (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Cost of options awarded to employees (including
directors) a	$2,553	$4,329	$11,168	$24,389
Cost of options awarded to non-employees	143	261	543	991
Cost of restricted stock units	90	81	255	166
Total compensation cost	$2,786	$4,671	$11,966	$25,546

a.
Includes compensation charges associated with immediately vested stock options totaling $2.9 million and $16.2 million, respectively, for the nine months ended September 30, 2009 and 2008.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.

On February 2, 2009, McMoRan’s Board of Directors granted a total of 1,815,500 stock options to its employees at an exercise price of $6.44 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2009.  The weighted average option value of the 1,855,500 options granted during the nine months ended September 30, 2009 was $3.98 per option.

As of September 30, 2009, total compensation cost related to unvested, approved stock option awards not yet recognized in earnings was approximately $18.5 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive Income (loss).
McMoRan’s comprehensive income (loss) is shown below (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Net income (loss)	$(51,932)	$(6,132)	$(215,785)	$75,602
Other comprehensive income (loss)
Amortization of previously unrecognized pension
components, net	(10)	(1)	(30)	(4)
Comprehensive income (loss)	$(51,942)	$(6,133)	$(215,815)	$75,598

9.  NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (FASB) issued an accounting standard that requires an acquirer to recognize 100 percent of the fair values of acquired assets, with limited exceptions, even if the acquirer has not acquired 100 percent of its target.  Additionally, contingent consideration arrangements and preacquisition contingencies will be measured at fair value on the acquisition date and included in the basis of the purchase price.  Transaction costs are expensed as incurred and not considered as part of the fair value of the acquisition; however, acquired research and development are no longer expensed at acquisition, but instead are capitalized as an indefinite-lived intangible asset.  McMoRan adopted this accounting standard on January 1, 2009 with no impact to its financial statements.

In April 2009, the FASB issued accounting guidance that requires assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period.  McMoRan adopted this accounting guidance effective June 30, 2009 with no impact to its financial statements.

In March 2008, the FASB issued an accounting standard that requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting.  Entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under GAAP; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard was applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. McMoRan adopted this accounting standard on January 1, 2009 and has added certain additional disclosures in its financial statements.

In May 2008, the FASB issued accounting guidance that requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  This requires the accretion of the resulting discount on the liability component of the convertible debt, which results in additional interest expense based on McMoRan’s nonconvertible debt borrowing rate.  McMoRan adopted this guidance on January 1, 2009 with no impact to its financial statements due to McMoRan’s instruments’ inability to be settled in cash except for specific circumstances which are not within the scope of this guidance.

In June 2008, the FASB issued accounting guidance to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  McMoRan adopted this guidance on January 1, 2009 with no impact to its financial statements as its instruments do not meet the definition of participating securities as defined in the guidance.

In December 2008 the Securities and Exchange Commission (SEC) approved amendments to revise its oil and gas reserve estimation and disclosure requirements. The amendments among other things:
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

The new SEC reserve estimation and disclosure requirements had no impact on McMoRan’s 2009 interim financial statements but will be effective for the disclosures included in McMoRan’s year-end 2009 financial reporting and its 2009 Annual Report on Form 10-K.

In September 2009, the FASB issued an exposure draft to align the reserve calculation and disclosure requirements of generally accepted accounting principles with the new SEC oil and gas reserve estimation and disclosure rules.  As proposed, the exposure draft would be effective for reporting periods ending on or after December 31, 2009.   McMoRan expects that the exposure draft will impact its oil and gas disclosures in its December 31, 2009 financial statements.

In April 2009, the FASB issued accounting guidance that extends the fair value disclosure requirements to interim financial statements of publicly traded companies.  Disclosures of the fair value of all financial instruments (recognized or unrecognized), except for specific listed instruments, is required when practicable to do so.  These fair value disclosures must be presented together with the related carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet.  An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  McMoRan adopted this accounting guidance on June 30, 2009 with limited impact to its financial statement disclosures.

In May 2009, the FASB issued an accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard provides:
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

McMoRan adopted this accounting standard on June 30, 2009 with limited impact to its financial statement disclosures. McMoRan has evaluated subsequent events for purposes of its third quarter 2009 financial reporting through November 6, 2009.

10.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 8 and 19 of the 2008 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at September 30, 2009 and December 31, 2008 and the related condensed consolidating statements of operations and cash flow for the quarter and nine months ended September 30, 2009 and 2008, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
September 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23	$224,635	$6	$-	$224,664
Accounts receivable	-	77,652	-	-	77,652
Inventories	-	48,820	-	-	48,820
Prepaid expenses	570	17,577	-	-	18,147
Fair value of derivative contracts	-	11,995	-	-	11,995
Current assets from discontinued
operations	-	-	1,008	-	1,008
Total current assets	593	380,679	1,014	-	382,286
Property, plant and equipment, net	-	821,257	31	-	821,288
Discontinued sulphur assets	-	-	3,002	-	3,002
Investment in subsidiaries	687,257	-	-	(687,257)	-
Amounts due from affiliates	-	26,260	-	(26,260)	-
Deferred financing costs and other assets	10,031	45,216	-	-	55,247
Total assets	$697,881	$1,273,412	$4,047	$(713,517)	$1,261,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247	$65,914	$209	$-	$66,370
Accrued liabilities	906	63,346	(170)	-	64,082
Current portion of oil and gas accrued
reclamation costs	-	108,609	-	-	108,609
Other current liabilities	17,585	1,064	-	-	18,649
Current liabilities from discontinued
operations	-	-	6,891	-	6,891
Total current liabilities	18,738	238,933	6,930	-	264,601
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	22,142	-	4,118	(26,260)	-
Accrued oil and gas reclamation costs	-	303,050	-	-	303,050
Accrued sulphur reclamation costs	-	-	19,022	-	19,022
Other long-term liabilities	8,960	9,569	8,580	-	27,109
Total liabilities	424,560	551,552	38,650	(26,260)	988,502
Commitments and contingencies
Stockholders’ equity (deficit)	273,321	721,860	(34,603)	(687,257)	273,321
Total liabilities and stockholders’ equity	$697,881	$1,273,412	$4,047	$(713,517)	$1,261,823

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35	$93,442	$9	$-	$93,486
Accounts receivable	-	112,684	-	-	112,684
Inventories	-	31,284	-	-	31,284
Prepaid expenses	12,794	1,025	-	-	13,819
Fair value of derivative contracts	-	31,624	-	-	31,624
Current assets from discontinued
operations	-	-	516	-	516
Total current assets	12,829	270,059	525	-	283,413
Property, plant and equipment, net	-	992,532	31	-	992,563
Discontinued sulphur assets	-	-	3,012	-	3,012
Investment in subsidiaries	841,882	-	-	(841,882)	-
Amounts due from affiliates		168,004	-	(168,004)	-
Deferred financing costs and other assets	11,122	40,172	-	-	51,294
Total assets	$865,833	$1,470,767	$3,568	$(1,009,886)	$1,330,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$512	$76,491	$6	$-	$77,009
Accrued liabilities	705	88,329	531	-	89,565
Current portion of oil and gas
accrued reclamation costs	-	103,550	-	-	103,550
Other current liabilities	6,835	751	-	-	7,586
Current liabilities from discontinued
operations	-	-	2,102	-	2,102
Total current liabilities	8,052	269,121	2,639	-	279,812
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	165,011	-	2,993	(168,004)	-
Accrued oil and gas reclamation costs	-	317,651	-	-	317,651
Accrued sulphur reclamation costs	-	-	22,218	-	22,218
Other long-term liabilities	9,027	9,380	8,451	-	26,858
Total liabilities	556,810	596,152	36,301	(168,004)	1,021,259
Commitments and contingencies
Stockholders’ equity (deficit)	309,023	874,615	(32,733)	(841,882)	309,023
Total liabilities and stockholders’ equity	$865,833	$1,470,767	$3,568	$(1,009,886)	$1,330,282

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Third Quarter Ended September 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$105,822	$-	$-	$105,822
Service	-	3,713	-	-	3,713
Total revenues	-	109,535	-	-	109,535
Costs and expenses:
Production and delivery costs	-	49,104	(17)	-	49,087
Depletion, depreciation and amortization	-	75,980	-	-	75,980
Exploration expenses	-	10,802	-	-	10,802
Gain on oil and gas derivative contracts	-	(738)	-	-	(738)
General and administrative expenses	1,189	8,435	(3)	-	9,621
Main Pass Energy Hub™ costs	-	-	297	-	297
Insurance recoveries	-	-	-	-	-
Total costs and expenses	1,189	143,583	277	-	145,049
Operating loss	(1,189)	(34,048)	(277)	-	(35,514)
Interest expense	(10,283)	(647)	-	-	(10,930)
Equity in earnings of consolidated					-
subsidiaries	(36,243)	-	-	36,243	-
Other income (expense), net	(6)	304	-	-	298
Loss from continuing operations before
income taxes	(47,721)	(34,391)	(277)	36,243	(46,146)
Income tax benefit	177	-	-	-	177
Loss from continuing operations	(47,544)	(34,391)	(277)	36,243	(45,969)
Loss from discontinued operations	-	-	(1,575)	-	(1,575)
Net loss	(47,544)	(34,391)	(1,852)	36,243	(47,544)
Preferred dividends and inducement
payments	(4,388)	-	-	-	(4,388)
Net loss applicable to common stock	$(51,932)	$(34,391)	$(1,852)	$36,243	$(51,932)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$294,969	$-	$-	$294,969
Service	-	8,494	-	-	8,494
Total revenues	-	303,463	-	-	303,463
Costs and expenses:
Production and delivery costs	-	146,977	(44)	-	146,933
Depreciation and amortization	-	243,347	-	-	243,347
Exploration expenses	-	86,064	-	-	86,064
Gain on oil and gas derivative contracts	-	(16,624)	-	-	(16,624)
General and administrative expenses	4,474	28,484	25	-	32,983
Main Pass Energy Hub™ costs	-	-	1,413	-	1,413
Insurance recoveries	-	(18,742)	-	-	(18,742)
Total costs and expenses	4,474	469,506	1,394	-	475,374
Operating loss	(4,474)	(166,043)	(1,394)	-	(171,911)
Interest expense	(30,851)	(1,020)	-	-	(31,871)
Equity in earnings of consolidated					-
subsidiaries	(170,656)	-	-	170,656	-
Other income (expense), net	(23)	3,493	-	-	3,470
Loss from continuing operations before
income taxes	(206,004)	(163,570)	(1,394)	170,656	(200,312)
Income tax benefit	144	-	-	-	144
Loss from continuing operations	(205,860)	(163,570)	(1,394)	170,656	(200,168)
Loss from discontinued operations	-	-	(5,692)	-	(5,692)
Net loss	(205,860)	(163,570)	(7,086)	170,656	(205,860)
Preferred dividends and inducement
payments	(9,925)	-	-	-	(9,925)
Net loss applicable to common stock	$(215,785)	$(163,570)	$(7,086)	$170,656	$(215,785)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Third Quarter Ended September 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$282,688	$-	$-	$282,688
Service	-	2,557	-	-	2,557
Total revenues	-	285,245	-	-	285,245
Costs and expenses:
Production and delivery costs	-	69,936	(13)	-	69,923
Depreciation and amortization	-	250,124	-	-	250,124
Exploration expenses	-	15,092	-	-	15,092
Gain on oil and gas derivative contracts	-	(80,399)	-	-	(80,399)
General and administrative expenses	2,049	8,605	66	-	10,720
Main Pass Energy Hub™ costs	-	-	1,728	-	1,728
Insurance recoveries	-	-	-	-	-
Total costs and expenses	2,049	263,358	1,781	-	267,188
Operating income (loss)	(2,049)	21,887	(1,781)	-	18,057
Interest expense	(10,284)	(586)	-	-	(10,870)
Equity in earnings of consolidated					-
subsidiaries	18,362	-	-	(18,362)	-
Other income, net	4	198	-	-	202
Income (loss) from continuing operations
before income taxes	6,033	21,499	(1,781)	(18,362)	7,389
Income tax expense	(1,284)	-	-	-	(1,284)
Income (loss) from continuing operations	4,749	21,499	(1,781)	(18,362)	6,105
Loss from discontinued operations	-	-	(1,356)	-	(1,356)
Net income (loss)	4,749	21,499	(3,137)	(18,362)	4,749
Preferred dividends and inducement
payments	(10,881)	-	-	-	(10,881)
Net income (loss) applicable to
common stock	$(6,132)	$21,499	$(3,137)	$(18,362)	$(6,132)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2008

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and gas	$-	$946,955	$-	$-	$946,955
Service	-	9,274	-	-	9,274
Total revenues	-	956,229	-	-	956,229
Costs and expenses:
Production and delivery costs	-	195,113	(39)	-	195,074
Depreciation and amortization	-	492,457	-	-	492,457
Exploration expenses	-	49,385	-	-	49,385
Loss on oil and gas derivative contracts	-	35,607	-	-	35,607
General and administrative expenses	5,712	32,020	237	-	37,969
Main Pass Energy Hub™ costs	-	-	4,990	-	4,990
Insurance recoveries	-	(3,391)	-	-	(3,391)
Total costs and expenses	5,712	801,191	5,188	-	812,091
Operating income (loss)	(5,712)	155,038	(5,188)	-	144,138
Interest expense	(33,422)	(7,079)	-	-	(40,501)
Equity in earnings of consolidated					-
subsidiaries	140,122	-	-	(140,122)	-
Other income (expense), net	(2,633)	311	-	-	(2,322)
Income (loss) from continuing operations
before income taxes	98,355	148,270	(5,188)	(140,122)	101,315
Income tax expense	(3,149)	-	-	-	(3,149)
Income (loss) from continuing operations	95,206	148,270	(5,188)	(140,122)	98,166
Loss from discontinued operations	-	-	(2,960)	-	(2,960)
Net income (loss)	95,206	148,270	(8,148)	(140,122)	95,206
Preferred dividends and inducement
payments	(19,604)	-	-	-	(19,604)
Net income (loss) applicable to
common stock	$75,602	$148,270	$(8,148)	$(140,122)	$75,602

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Nine Months Ended September 30, 2009

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in) continuing
operations	$(154,182)	$244,568	$(555)	$89,831
Net cash used in discontinued operations	-	-	(4,373)	(4,373)
Net cash provided by (used in) operating
activities	(154,182)	244,568	(4,928)	85,458

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(113,375)	-	(113,375)
Net cash used in investing activities	-	(113,375)	-	(113,375)

Cash flow from financing activities:
Proceeds from the sale of common stock	84,929	-	-	84,929
Proceeds from the sale of 8% preferred stock	83,228	-	-	83,228
Dividends and inducement payments on
convertible preferred stock	(9,062)	-	-	(9,062)
Investment from parent	(4,925)	-	4,925	-
Net cash provided by financing activities	154,170	-	4,925	159,095

Net increase (decrease) in cash and cash
equivalents	(12)	131,193	(3)	131,178
Cash and cash equivalents at beginning
of year	35	93,442	9	93,486
Cash and cash equivalents at end of year	$23	$224,635	$6	$224,664

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Nine Months Ended September 30, 2008

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by continuing operations	$20,519	$618,661	$2,127	$641,307
Net cash used in discontinued operations	-	-	(5,144)	(5,144)
Net cash provided by (used in) operating
activities	20,519	618,661	(3,017)	636,163

Cash flow from investing activities:
Exploration, development and other capital
expenditures	-	(186,904)	-	(186,904)
Other	-	(613)	-	(613)
Net cash used in investing activities	-	(187,517)	-	(187,517)

Cash flow from financing activities:
Net payments under revolving credit facility	-	(274,000)	-	(274,000)
Dividends and inducement payments on
convertible preferred stock	(20,883)	-	-	(20,883)
Payments for induced conversion of
convertible senior notes	(2,663)	-	-	(2,663)
Proceeds from exercise of stock options,
warrants and other	4,705	-	-	4,705
Investment from parent	(1,802)	-	1,802	-
Net cash provided by (used in) financing
activities	(20,643)	(274,000)	1,802	(292,841)

Net increase (decrease) in cash and cash
equivalents	(124)	157,144	(1,215)	155,805
Cash and cash equivalents at beginning
of year	143	3,446	1,241	4,830
Cash and cash equivalents at end of year	$19	$160,590	$26	$160,635

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan sustained losses from continuing operations totaling $200.2 million for the nine months ended September 30, 2009, which were inadequate to cover its fixed charges of $35.0 million for the nine months ended September 30, 2009.  McMoRan’s ratio of earnings to fixed charges was 3.2 to 1.0 for the nine months ended September 30, 2008. For this calculation, earnings consist of income (loss) from continuing operations net of fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of September 30, 2009, and the related consolidated statements of operations and cash flow for the three-and nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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
November 6, 2009

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

We engage in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area. Our exploration strategy is focused on the “deep gas play,” drilling to depths of 15,000 to 25,000 feet in the shallow waters of the Gulf of Mexico and Gulf Coast area to target large structures in the Deep Miocene, and on the “ultra-deep gas play” below 25,000 feet.  We have one of the largest acreage positions in the shallow waters of these areas, which are our regions of focus. Our focused strategy enables us to capitalize on our geological and technical capabilities, and our more than 35 years of operating experience in this region. We also believe that our scale of operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

Implementing our business strategy will require significant expenditures during the remainder of 2009 and beyond.  In June 2009, we completed $176 million in equity financings through the issuance of 15.5 million shares of common stock at a price of $5.75 per share and 86,250 shares of $1,000 par value 8% convertible perpetual preferred stock.  These offerings generated approximately $168 million of net proceeds that will be used for general corporate purposes, including funding future capital expenditures.  During the nine months ended September 30, 2009, we invested $113.4 million in various projects primarily associated with our exploration activities and the subsequent development of the related discoveries. Our exploration, development and other capital expenditures for 2009 are expected to approximate $155 million. Capital spending will continue to be driven by opportunities and will be prudently managed based on our available cash and cash flows.  We may pursue additional partner arrangements in the future to further reduce capital expenditures.

We also plan to spend approximately $60 million in 2009, of which $39.6 million has been funded through September 30, 2009 net of prepayments by third parties, to plug, abandon and remove oil and gas structures and wells from the Gulf of Mexico, some of which has been incurred and a portion of which is associated with the removal of structures damaged during the 2005 and 2008 hurricane seasons.  We believe that we are entitled to substantial recovery from our insurance program for a portion (net of deductible) of the 2008 hurricane related costs, and we have received approximately $18.7 million from our insurers as an initial payment related to such losses.

We plan to fund our future exploration, development and reclamation activities with our cash on hand, operating cash flow and borrowings, if necessary, under our variable rate senior secured revolving credit facility (credit facility).

North American Natural Gas and Oil Market Environment
Our current production volume is comprised of approximately 70 percent natural gas and 30 percent oil.  As a result, our revenues are generally more sensitive to changes in the market price of natural gas than to changes in the market price of oil.  Natural gas prices continue to be impacted by weak industrial demand and abundant supply.  North American natural gas averaged $3.42 per MMbtu during the third quarter of 2009.  The spot price for natural gas was $4.78 per MMbtu on November 5, 2009.  The average oil price for the third quarter of 2009 was $68.24 per barrel and the spot price for oil was $79.62 per barrel on November 5, 2009.  In comparison, as of December 31, 2008, the spot prices for natural gas and oil were $5.62 per MMbtu and $44.60 per barrel, respectively.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in our 2008 Form 10-K).

OPERATIONAL ACTIVITIES
Production

Third-quarter 2009 production averaged 215 MMcfe/d net to us, compared with 187 MMcfe/d in the second quarter of 2009 and 225 MMcfe/d in the third quarter of 2008.  Our third quarter production reflects the restoration of most of the remaining production shut-in as a result of the September 2008 hurricanes in the Gulf of Mexico.  Production is expected to average approximately 215 MMcfe/d in the fourth quarter of 2009 and 204 MMcfe/d for the year.  Our estimated production rates are dependent on the timing of planned recompletions, production performance and other factors (see Item 1A. “Risk Factors” included in our 2008 Form 10-K).

Following the Flatrock discovery in OCS 310 on South Marsh Island Block 212 in July 2007, we have drilled five additional successful wells in the field.  The Flatrock No. 5 well (#232) was recompleted in the primary Rob-L zone in September 2009.  Production from the six wells in the field averaged a gross rate of approximately 280 MMcfe/d (52 MMcfe/d net to us) in the third quarter of 2009.  The Flatrock No. 4 (#231) well was shut in in August 2009 because of a mechanical issue associated with the well bore (not reservoir related).  The operator completed remedial activities to address the mechanical issue in November 2009.  The well is expected to recommence production in November 2009 at similar rates seen prior to the shut in.  The Flatrock No. 4 well produced at a rate of approximately 100 MMcfe/d (18 MMcfe/d net to us) for over six months prior to being shut in.  The Flatrock No. 3 (#230) well is currently offline and will be recompleted in the fourth quarter of 2009.  We have a 25.0 percent working interest in Flatrock.

Exploration Activities

Deep Gas Activities

On March 29, 2009, we re-entered a previously existing well bore and commenced sidetracking operations at the Blueberry Hill deep gas prospect located on Louisiana State Lease 340.  As previously reported, we encountered positive drilling results in the original sidetrack (ST#1) well (drilled to true vertical depth (TVD) of 21,900 feet in July 2009) and a subsequent by-pass (BP) well (drilled to TVD of 22,778 feet in September 2009).  Following mechanical issues with the ST#1 and BP wells, we drilled a second sidetrack well (ST#2).  In total, the three wells (ST#1, BP and ST#2) encountered three hydrocarbon bearing zones with good porosity.

The ST#2 well was drilled to TVD of 21,942 feet in October 2009 and log-while-drilling tools, including porosity measurements, indicated that the well encountered two hydrocarbon bearing sands totaling 45 net feet of pay, including a sand believed to be connected to sands seen in the ST#1 and BP wells.  This sand approximated 30 net feet of pay in the ST #2 well and increased the vertical column of this common hydrocarbon bearing zone to approximately 285 feet as measured from the top of the sand in the ST#2 well to the gas-water level in the BP well approximately 1,000 feet away.

We plan to temporarily abandon the ST#2 well and drill an offset appraisal well approximately 2,000 feet southeast of the ST#2 well.  We believe the sands seen to date could thicken in the offset well as they are expected to be structurally high to the sands in the ST#1, BP and ST #2 wells.  The offset well is also expected to test deeper potential in the area.  A rig is on location, and we are preparing to commence drilling at the offset location, which has a proposed TVD of 21,850 feet.  Development plans for the Blueberry Hill area are pending results of the well to be drilled at the offset location.  We are in the planning stages for production facilities and potential offset wells as we continue to define the Blueberry Hill area.

Blueberry Hill is located in approximately 10 feet of water approximately 11 miles southeast of Flatrock.  We own a 42.9 percent working interest and a 29.7 percent net revenue interest in the Blueberry Hill well.  Our investment in Blueberry Hill totaled $42.2 million at September 30, 2009, $18.9 million of which was incurred on the sidetrack and by-pass wells and $23.3 million on the original Blueberry Hill well drilled in 2005.

We plan to commence sidetrack operations on the Hurricane Deep well in November 2009.  A rig is expected to arrive on location imminently.  The Hurricane Deep sidetrack has a proposed total depth of 21,750 feet and is located on the southern flank of the Flatrock structure on South Marsh Island Block 217.  This up dip test will target the significant Gyro sand encountered in the Hurricane Deep well (No. 226) and deeper potential.  As previously reported, the No. 226 well was drilled to a TVD of 20,712 feet in the first quarter of 2007 and logs indicated an exceptionally thick upper Gyro sand totaling 900 gross feet, the top 40 feet of which was hydrocarbon bearing.  We believe an up dip well has the potential to contain a thicker hydrocarbon column.  We own a 25.0 percent working interest and 17.7 percent net revenue interest in the well.  Our investment in Hurricane Deep totaled $13.9 million at September 30, 2009, $13.8 million related to the original well and $0.1 million incurred on the sidetrack well.

Ultra-Deep Activities

We expect to maintain an active ultra-deep drilling program in 2010.  Our ultra-deep prospects on the Shelf below the salt weld are targeting similar geologic features present in recent deepwater discoveries by other industry participants.

On June 28, 2009, we re-entered a well bore located on South Marsh Island Block 230 to evaluate the Davy Jones prospect, which involves a large ultra-deep structure encompassing four OCS lease blocks located in 20 feet of water on the Shelf of the Gulf of Mexico.  The well is drilling below 26,300 feet to a proposed total depth of 28,000 feet.  This exploratory well is expected to test Eocene (Wilcox), Paleocene and possibly the Cretaceous (Tuscaloosa) sections below the salt weld (i.e. listric fault).  Drilling data to date confirms our geologic model correlating our objectives on the Shelf in the Miocene and older age sections to those productive sections seen in the deepwater.

We operate the Davy Jones prospect and are funding 25.7 percent of the exploratory costs for a 32.7 percent working interest and 25.9 percent net revenue interest.  Our investment in Davy Jones totaled $11.5 million at September 30, 2009.

Drilling results at Davy Jones are expected to provide additional information about other ultra-deep structures on the Shelf of the Gulf of Mexico, including Blackbeard West on South Timbalier Block 168.  This information will allow us to evaluate various options, including deepening the Blackbeard West well, drilling an offset location or completing the well to test the existing zones.  We are the operator and own a 32.3 percent working interest in the Blackbeard West.  Our investment in Blackbeard West totaled $31.7 million at September 30, 2009.

In August 2009, we announced that we entered into an agreement with W.A. “Tex” Moncrief Jr. (Moncrief) to participate in our ultra-deep drilling program.  Moncrief has agreed to fund drilling and production operations on a promoted basis to explore and develop ultra-deep prospects.  We and two of our partners assigned 10 percent of the group’s collective working interests in Davy Jones to Moncrief.  Moncrief may also participate for 10 percent of the collective interests of these parties in future ultra-deep wells.  We may pursue additional partner arrangements for our future drilling activities.

Acreage Position
As of September 30, 2009, we owned or controlled interests in 358 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 1.00 million gross acres (0.50 million acres net to our interests), including 0.15 million gross acres associated with the ultra-deep trend. Our acreage position on the outer continental shelf of the Gulf of Mexico includes 0.90 million gross acres (0.45 million acres net to our interest).  Less than 0.1 million acres of our net leasehold interests are scheduled to expire over the remainder of 2009.  We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies.  Interest in these leases will partially revert to us upon the achievement of specified production thresholds or the achievement of specified net production proceeds.

RESULTS OF OPERATIONS

Our only segment is “Oil and Gas.” Our long-term business objectives include a new segment, “Energy Services,” whose start-up activities are reflected as a single expense line item within our consolidated statements of operations under the caption “Main Pass Energy Hubtm costs.” See “Discontinued Operations” below for information regarding our former sulphur segment.

We use the successful efforts accounting method for our oil and gas operations, which requires exploration costs, other than costs of successful drilling and in-progress exploratory wells, to be charged to expense as incurred.

Our third quarter 2009 operating loss of $35.5 million includes (a) impairment charges of $11.2 million for certain fields to reduce their net carrying value to fair value and (b) $7.3 million in charges to exploration expense primarily relating to the Sherwood exploration well which was determined to be non-productive.

Our operating loss for the nine months ended September 30, 2009 of $171.9 million includes (a) impairment charges of $64.8 million for certain fields to reduce their net carrying value to fair value; (b) $61.7 million in charges to exploration expense primarily relating to exploration wells which were determined to be non-productive; (c) an $18.7 million insurance recovery associated with our share of the initial receipt of insurance proceeds related to the September 2008 hurricanes; and (d) $16.6 million of net gains on oil and gas derivative contracts.

Our third quarter 2008 operating income of $18.1 million includes (a) $152.6 million of Hurricane Ike related charges; (b) $80.4 million of net gains on oil and gas derivative contracts; (c) $11.5 million of impairment charges not related to Hurricane Ike; and (d) $4.4 million in charges to exploration expense primarily related to exploration wells which were determined to be non-productive.

Our operating income for the nine months ended September 30, 2008 totaled $144.1 million, which includes (a) $152.6 million of Hurricane Ike related charges; (b) $35.6 million of net losses on oil and gas derivative contracts; (c) stock-based compensation expense primarily associated with immediately vested stock options totaling $25.5 million; (d) $18.9 million of impairment charges not related to Hurricane Ike; (e) $16.8 million in charges to exploration expense related to exploration wells which were determined to be non-productive; and (f) $3.4 million of insurance recovery related to the final settlement for inspection and repairs associated with underwater platform damage at Main Pass Block 299 from Hurricane Katrina.

Summarized operating data are as follows:

	Third Quarter		Nine Months
	2009	2008	2009	2008
Sales volumes:
Gas (thousand cubic feet, or Mcf)	13,619,300	13,537,100	36,990,900	49,637,500
Oil (barrels)	761,600	811,900	2,262,300	3,027,800
Plant products (per Mcf equivalent) a	1,568,300	2,288,100	3,988,100	6,959,300
Average realizations b
Gas (per Mcf)	$ 3.39	$ 10.67	$ 4.04	$ 10.62
Oil (per barrel)	66.81	124.05	55.39	114.07

a.
Results include approximately $8.6 million and $19.8 million of revenues associated with plant products (ethane, propane, butane, etc.) during the third quarter and nine months ended September 30, 2009, respectively.  Plant product revenues for the comparable prior year periods totaled $27.8 million and $73.6 million.  One Mcf equivalent is determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

b.
Excludes the impact of realized gains (losses) resulting from settlements under our commodity derivative contracts which we report as a component of “Gains (losses) on oil and gas derivative contracts” in our accompanying consolidated statements of operations.  We received cash of $6.3 million and $41.2 million, respectively, associated with the settlement of contracts in the third quarter and nine months ended September 30, 2009.  We paid cash of $31.2 million associated with the settlement of contracts in the nine months ended September 30, 2008.  We did not pay any additional amounts associated with the loss on our puts during the third quarter ended September 30, 2009.

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

	Third	Nine
	Quarter	Months
Oil and natural gas revenues – prior year period	$282,688	$946,955
Increase (decrease)
Price realizations:
Natural gas	(99,285)	(243,400)
Oil and condensate	(43,564)	(132,752)
Sales volumes:
Natural gas	(6,587)	(134,307)
Oil and condensate	(6,411)	(87,321)
Plant products revenues	(20,922)	(53,808)
Other	(97)	(398)
Oil and natural gas revenues – current year period	$105,822	$294,969

Our oil and natural gas sales volumes totaled 19.8 billion cubic feet of natural gas equivalent (Bcfe) in the third quarter of 2009 and 20.7 Bcfe in the third quarter of 2008, with the decline in volumes reflecting the impact of 2008 hurricane damage to third party downstream pipelines and facilities. Average realizations received for oil and natural gas sold during the third quarter of 2009 decreased 46 percent for oil and 68 percent for natural gas compared to amounts received in 2008, primarily due to significant decreases in commodity prices (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $8.6 million in the third quarter of 2009 compared with $27.8 million in the prior year period.  Our service revenues totaled $3.7 million in the third quarter of 2009 and $2.6 million in the same period for 2008.

Our oil and natural gas sales volumes totaled 54.6 Bcfe and 74.8 Bcfe in the nine months ended September 30, 2009 and 2008, respectively. Average realizations received for both oil and natural gas sold during the nine months ended September 30, 2009 decreased 51 percent for oil and 62 percent for natural gas compared to amounts received in 2008 (see “—North American Natural Gas and Oil Market

Environment” above). Revenues from plant products totaled $19.8 million in the nine months ended September 30, 2009 compared with $73.6 million in the prior year period.  Our service revenues totaled $8.5 million in the nine months ended September 30, 2009 and $9.3 million in the same period for 2008.

Production and delivery costs. The following table reflects our production and delivery costs for the third quarter and nine months ended September 30, 2009 and 2008 (in millions, except per Mcfe amounts):

	Third Quarter				Nine Months
		Per		Per		Per		Per
	2009	Mcfe	2008	Mcfe	2009	Mcfe	2008	Mcfe
Lease operating expense	$31.5	$1.59	$37.7	$1.82	$87.4	$1.59	$106.4	$1.42
Workover costs	5.5	0.27	10.7	0.52	12.5	0.23	31.7	0.43
Hurricane related expenses	(0.5)	(0.02)	6.3	0.30	14.2	0.26	6.3	0.08
Insurance	6.5	0.33	4.7	0.23	17.8	0.33	17.6	0.23
Transportation and production taxes	5.8	0.29	10.4	0.50	15.1	0.28	31.4	0.42
Other	0.3	0.02	0.1	0.01	(0.1)	-	1.7	0.02
Total production and delivery costs	$49.1	$2.48	$69.9	$3.38	$146.9	$2.69	$195.1	$2.60

Our lower lease operating expense reflects decreased production, as well as the results of efforts to lower our operating costs. Workover costs have decreased from the prior period due the type and number of projects being completed in the current year.  Hurricane related expenses relate to repair costs at certain properties damaged by Hurricane Ike.  Decreased transportation and production taxes from the prior year reflect our decreased production which is primarily a result of wells that are shut-in following the 2008 hurricanes.

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

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization (DD&A) expense for the third quarter and nine months ended September 30, 2009 and 2008 (in millions, except per Mcfe amounts):

	Third Quarter				Nine Months
		Per		Per		Per		Per
	2009	Mcfe	2008	Mcfe	2009	Mcfe	2008	Mcfe
DD&A expense	$56.4	$2.86	$81.1	$3.92	$153.6	$2.82	$302.8	$4.05
Accretion expense	8.4	0.42	135.6	6.55	24.9	0.45	148.9	2.00
Impairment charges/losses	11.2	0.57	33.4	1.61	64.8	1.19	40.8	0.55
Total	$76.0	$3.85	$250.1	$12.08	$243.3	$4.46	$492.5	$6.60

Our DD&A rates are affected by estimates of proved reserve quantities, which are subject to a significant level of uncertainty, especially for fields with little or no production history.  Subsequent revisions to individual fields’ reserve estimates can yield significantly different DD&A rates.  The decrease in our DD&A expense in the third quarter and nine months ended September 30, 2009 compared to the prior year periods primarily reflects lower property, plant and equipment balances as a result of impairment charges (see Note 6 of our 2008 Form 10-K and 2009 discussion below) as well as decreased production primarily due to fields shut-in as a result of the 2008 hurricanes.  The decrease in accretion expense over the prior year period reflects upward adjustments in the third quarter of 2008 to reclamation obligations primarily related to hurricane damaged properties.

As further described in Note 1 and in Item 1A, “Risk Factors” in our 2008 Form 10-K, accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, unsuccessful workover remedial activities, increased future development, and/or production costs and downward revisions of reserve estimates.

Due to the decline in market prices for oil and natural gas and certain other operational factors that negatively impacted reserve recoverability, we recorded impairment charges of $11.2 million in the third quarter of 2009 and $64.8 million in the nine months ended September 30, 2009.   In the third quarter of 2008, we recorded a $33.4 million charge to DD&A expense to write off our remaining investment in properties due to damage from Hurricane Ike and after remedial operations were unable to restore production at two properties.  Impairment charges for the nine months ended September 30, 2008 were $40.8 million.

Additional write-downs of the capitalized costs of individual oil and natural gas properties may occur if oil and natural gas prices decline or if we have substantial downward adjustments to our estimated proved oil and gas reserves, increases in our estimates of future development and/or production costs or nonproductive drilling results.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	Third Quarter		Nine Months
	2009	2008	2009		2008
Geological and geophysical
including 3-D seismic purchases a	$2.6	$8.6	$19.4		$26.5
Nonproductive exploratory costs, including
related lease costs	7.3	4.4	61.7	b	16.8
Other	0.9	2.1	5.0		6.1
	$10.8	$15.1	$86.1		$49.4

a.
Includes compensation costs associated with outstanding stock-based awards totaling $1.3 million in the third quarter of 2009 and $5.6 million in the nine months ended September 30, 2009 compared with $2.2 million and $12.2 million of compensation costs during comparable periods in 2008 (see “Stock-Based Compensation” below).

b.
Includes non-productive well costs of $6.3 million related to the Sherwood well, $25.5 million related to the Ammazzo well, $11.0 million related to the Cordage well, $11.1 million related to the Tom Sauk well and $6.2 million related to the Gladstone East well.

Other Financial Results
Operating
General and administrative expense totaled $9.6 million in the third quarter of 2009 and $33.0 million for the nine months ended September 30, 2009 compared with $10.7 million in the third quarter of 2008 and $38.0 million for the nine months ended September 30, 2008.  We charged $1.4 million of related stock-based compensation costs to general and administrative expense during the third quarter of 2009 and $6.0 million for the nine months ended September 30, 2009 compared to $2.4 million and $12.5 million for the comparable periods in 2008 (see “Stock-Based Compensation” below).

In the third quarter and nine months ended September 30, 2009, we recorded an aggregate of $0.7 million and $16.6 million, respectively, in gains associated with our oil and gas derivative contracts (Note 4).   In the third quarter and nine months ended September 30, 2008, we recorded an aggregate of $80.4 million in gains and $35.6 million in losses, respectively, associated with our oil and gas derivative contracts.

Hurricanes Gustav and Ike disrupted our Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts on September 1, 2008 and September 13, 2008, respectively.  There was no significant damage to our properties resulting from Hurricane Gustav.  However, Hurricane Ike caused significant structural damage to several platforms in which we had an investment interest.  Since the third quarter of 2008, we have recorded charges totaling in excess of $180 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been incurred to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by us over the next several years. We expect to realize a substantial recovery in future periods under our insurance program for a large portion of these hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  We received net insurance proceeds of $18.7 million in March 2009, after satisfying our $50 million deductible, as an initial payment associated with certain of our insured hurricane-related losses.

Non-Operating
Interest expense, net of capitalized interest, totaled $10.9 million in the third quarter of 2009 and $31.9 million for the nine months ended September 30, 2009 compared with $10.9 million in the third quarter of 2008 and $40.5 million for the nine months ended September 30, 2008.  Capitalized interest totaled $0.8 million in the third quarter of 2009, $1.0 million in the third quarter of 2008, $3.2 million for the nine months ended September 30, 2009 and $3.8 million for the nine months ended September 30, 2008.  The decreased interest expense for 2009 reflects lower average debt balances from our repayment of debt throughout 2008.

Other income totaled $0.3 million in the third quarter of 2009 and $3.5 million for the nine months ended September 30, 2009 compared with other income (expense) of $0.2 million in the third quarter of 2008 and ($2.3) million for the nine months ended September 30, 2008.  Other income in the nine months ended September 30, 2009 includes a $2.7 million gain related to the settlement of a contingency associated with the 2007 oil and gas property acquisition (see Note 2 of our 2008 Form 10-K).  Other income represents interest income earned on cash accounts during the third quarter of 2009 and 2008.  Other expense primarily represents $1.0 million and $1.7 million of fees paid to induce the conversion of a portion of our 6% and 5¼% convertible senior notes during the nine months ended September 30, 2008 offset by interest income earned during the period.

No benefit for income taxes has been provided to reduce our operating losses in 2009, and a full valuation allowance has been established against our net deferred tax assets because of our recent history of operating losses.  Our income tax benefit totaled $0.2 million and $0.1 million, respectively, in the third quarter and nine months ended September 30, 2009 primarily due to our 2008 federal income tax refund.  Our income tax provision totaled $1.3 million in the third quarter of 2008 and $3.1 million for the nine months ended September 30, 2008, representing taxes due under the alternative minimum tax provisions of the Internal Revenue Code.  Federal tax regulations impose certain annual limitations on the utilization of net operating losses (NOLs) from prior periods when a defined level of change in ownership of certain shareholders is exceeded.  If a corporation has a statutorily defined change of ownership, its ability to use its existing NOLs could be limited by Section 382 of the Internal Revenue Code depending upon the level of future taxable income generated in a given year and other factors.  We have determined that such a change of ownership has occurred, which, depending upon the amounts and timing of future taxable income generated, may limit our ability to use our existing NOLs to fully offset taxable income in future periods.

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

Discontinued Operations
Our discontinued operations resulted in a net loss of $1.6 million in the third quarter of 2009 and $5.7 million for the nine months ended September 30, 2009 compared with losses of $1.4 million in the third quarter of 2008 and $3.0 million for the nine months ended September 30, 2008.  We recorded $2.0 million in the nine months ended September 30, 2009 related to certain environmental remediation activities at our Port Sulphur, Louisiana facility.  Future estimated closure costs for these facilities approximate $11.7 million which are expected to be expended in the next two years.  We incurred $0.5 million of such closure costs for the nine months ended September 30, 2009 related to this facility.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Continuing operations
Operating	$89.8	$641.3
Investing	(113.4)	(187.5)
Financing	159.1	(292.8)

Discontinued operations
Operating	(4.4)	(5.1)
Investing	-	-
Financing	-	-

Total cash flow
Operating	85.4	636.2
Investing	(113.4)	(187.5)
Financing	159.1	(292.8)

Nine-Month 2009 Cash Flows Compared with Nine-Month 2008

Operating Cash Flows
Decreased operating cash flow from our continuing operations in 2009 reflect lower average realizations for both oil and natural gas due to depressed levels of energy prices as well as decreased production primarily as a result of fields shut-in due to the 2008 hurricanes and related pipeline restrictions.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $113.4 million for the nine months ended September 30, 2009 and $186.9 million for the comparable period of 2008.

Financing Cash Flows
Our financing cash flows during the nine months ended September 30, 2009 reflect net proceeds of $168.2 million from the sale of 15.5 million shares of our common stock and 86,250 shares of $1,000 par value 8% convertible perpetual preferred stock (8% preferred stock) (see Note 5 and “Equity Financings” below).

Our financing activities during the nine months ended September 30, 2008 reflect net payments of amounts borrowed under our senior secured financing arrangements of $274.0 million.  We paid $2.7 million in inducement fees related to the conversion of our convertible senior notes during the nine months ended September 30, 2008. Proceeds received from the exercise of stock options totaled $4.7 million in the nine months ended September 30, 2008.

We paid dividends and inducement fees on preferred stock of $9.1 million and $20.9 million in the nine months ended September 30, 2009 and 2008, respectively.  The lower dividends in 2009 reflect the effect of conversions of our 6¾% mandatory convertible preferred stock into our common stock during 2008.

Equity Financing
In June 2009, we completed a public offering of 15.5 million shares of common stock at $5.75 per share and a concurrent public offering of 86,250 shares of 8% convertible perpetual preferred stock with an offering price of $1,000 per share.  The net proceeds from these offerings, after deducting the underwriters’ discounts and other expenses, were approximately $168 million.  We are using the net proceeds from the offerings for general corporate purposes, including funding of capital expenditures.

The 8% preferred stock is recorded at liquidation preference value ($1,000 per share) on the accompanying consolidated balance sheet.  The first quarterly cash dividend is $11.78 per share (reflecting the partial quarter) which was paid on August 15, 2009; subsequent quarterly dividend payments will be $20.00 per share.  The 8% preferred stock is convertible in the aggregate into 12.6 million shares of our common stock (equivalent to a conversion price of $6.8425 per share), subject to certain anti-dilution adjustments.  Beginning June 15, 2014, we have the right to redeem shares of the 8% preferred stock by paying cash, our common stock or any combination thereof for $1,000 per share plus accumulated and unpaid dividends, but only if the trading price of our common stock has exceeded 130% of the initial conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the redemption notice.

Long-Term Debt
For information regarding our long-term debt, see Note 2 of the financial statements.

Commitments
In June 2009, we amended certain of the terms associated with an existing drilling rig lease contract that reduced the lease rate by approximately 20 percent from June 1, 2009 through its remaining term (November 2010), resulting in a remaining contract amount of approximately $90 million as of June 30, 2009.  We also entered into an additional contract with the same service provider for the option to lease a drilling rig currently under construction and expected to be completed in early 2010.  The additional contract has a two-year term, expected to initiate in early 2010 upon completion of construction and satisfactory delivery of the rig, and its total contract amount of approximately $130 million is expected to be shared with our partners in the deep and ultra deep exploration program.  We can elect to cancel the additional drilling contract prior to December 31, 2009 by incurring a cancellation fee of $18 million.  See “Commitments and Contractual Obligations and Commitments” in Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K.

STOCK-BASED COMPENSATION

See Note 13 of our 2008 Form 10-K for information regarding our accounting for stock-based awards.  Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Third Quarter		Nine Months
	2009	2008	2009	2008
General and administrative expenses	$1,432	$2,359	$5,998	$12,480
Exploration expenses	1,278	2,151	5,633	12,198
Main Pass Energy Hub™ costs	76	161	335	868
Total stock-based compensation cost	$2,786	$4,671	$11,966	$25,546

Our stock based compensation for 2009 decreased from amounts charged to expense in the comparable period last year primarily as a result of the timing of stock option grants to our employees and lower fair values of options granted in the current year.  In January 2008, our Board of Directors granted stock options to our employees which were subject to shareholder approval of a new stock incentive plan at the annual shareholders’ meeting in June 2008.  The stock incentive plan was approved by shareholders and the related fair values of the grants were charged to expense in accordance with generally accepted accounting principles, beginning in the second quarter of 2008.

On February 2, 2009, our Board of Directors granted a total of 1,815,500 stock options to our employees at an exercise price of $6.44 per share, including immediately exercisable options for an aggregate of 445,000 shares, including an aggregate of 400,000 shares to our Co-Chairmen, in lieu of cash compensation in 2009.  We recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  The weighted average option value of the 1,855,500 options granted during the nine months ended September 30, 2009 was $3.98 per option.

As of September 30, 2009, total compensation cost related to unvested, approved stock option awards not yet recognized in earnings was approximately $18.5 million, which is expected to be recognized over a weighted average period of approximately one year.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives include the pursuit of a multifaceted energy services development of the MPEHtm project, including the potential development of an LNG regasification and storage facility through Freeport Energy. As of September 30, 2009, we have recognized a liability of $11.0 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project.

Since receiving our Deepwater Port permit for the establishment of the project in 2007, we have been pursuing commercial arrangements for the MPEHtm project.  Market conditions have not been favorable for obtaining long-term agreements required to finance the construction of the project.  We are spending limited amounts to continue to pursue the project’s long-term potential, although current market conditions make near-term development unlikely.  As of September 30, 2009, we have incurred approximately $51.6 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $1.1 million in the nine months ended September 30, 2009.

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

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (or other similar expressions) will, should or may occur in the future, including, without limitation:  statements regarding our financial plans; our indebtedness; acquisitions; our exploration and development plans; our ability to satisfy our reclamation, indemnification and environmental obligations; anticipated flow rates of producing and new wells; drilling potential and results; geological correlation assessments; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; our ability to fully insure against the inherent risks and hazards of our operations at commercially reasonable costs; demand and potential demand for oil and natural gas; trends in oil and natural gas prices; amounts and timing of capital expenditures and reclamation costs; our ability to obtain necessary permits and commercial arrangements for new operations; and our expectation of the receipt of future insurance proceeds related to hurricane-related losses. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in our 2008 Form 10-K and subsequent quarterly reports on Form 10-Q.

No assurances can be given that any of the events anticipated by the forward-looking statements will transpire to occur, or if any of them do so, what impact they will have on our results of operations or financial condition.  We do not intend to update our forward-looking statements.

–––––––––––––––––––––––––
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risks since the year ended December 31, 2008.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes to our risk factors during the three-month period ended September 30, 2009.  For additional information regarding our risk factors, please see Item 1A. included in our 2008 Form 10-K and our Form 10-Q for the quarter ended March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programsa

July 1-31, 2009	-	$ -	-	300,000
August 1-31, 2009	-	-	-	300,000
September 1-30, 2009	-	-	-	300,000

Total	-	$ -	-	300,000

a.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares.  The program does not have an expiration date.  No shares were purchased during the three-month period ended September 30, 2009, and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: November 6, 2009

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan		10-Q	001-07791	08/07/2009
3.2	Amended and Restated By-Laws of McMoRan as amended effective January 30, 2006		8-K	001-07791	02/03/2006
15.1	Letter dated November 6, 2009 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

E-1