Form 10-Q
period 2010-03-31
MCMORAN EXPLORATION CO /DE/
filed 2010-05-10
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ÿ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ÿ  Yes ☐ÿ No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ÿ (Do not check if a smaller	Smaller reporting company ÿ☐
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
ÿ☐ Yes ☒ No

On March 31, 2010, there were issued and outstanding 93,029,925 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2010	2009
	(In Thousands)
ASSETS
Cash and cash equivalents	$267,778	$241,418
Accounts receivable	66,251	79,681
Inventories	48,362	47,818
Prepaid expenses	10,031	14,457
Fair value of oil and gas derivative contracts	8,766	8,693
Current assets from discontinued operations, including restricted cash
of $3,600 and $470, respectively	3,795	825
Total current assets	404,983	392,892
Property, plant and equipment, net	736,521	796,223
Restricted cash	45,430	41,677
Deferred financing costs and other assets	11,301	11,931
Long-term assets from discontinued assets	2,996	6,159
Total assets	$1,201,231	$1,248,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$72,221	$66,544
Accrued liabilities	64,294	51,945
Accrued interest and dividends payable	17,889	8,535
Current portion of accrued oil and gas reclamation costs	116,954	106,791
Fair value of oil and gas derivative contracts	867	1,237
Current portion of accrued sulphur reclamation costs (discontinued operations)	8,300	8,300
Current liabilities from discontinued operations	1,577	1,183
Total current liabilities	282,102	244,535
5¼% convertible senior notes	74,720	74,720
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	292,395	321,920
Other long-term liabilities	17,101	16,602
Accrued sulphur reclamation costs (discontinued operations)	19,273	19,152
Other long-term liabilities from discontinued operations	6,134	6,145
Total liabilities	991,725	983,074
Stockholders' equity	209,506	265,808
Total liabilities and stockholders' equity	$1,201,231	$1,248,882

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and natural gas	$128,846	$95,082
Service	3,642	2,294
Total revenues	132,488	97,376
Costs and expenses:
Production and delivery costs	42,785	49,046
Depletion, depreciation and amortization expense	108,245	93,397
Exploration expenses	12,409	28,426
Gain on oil and gas derivative contracts	(3,745)	(18,858)
General and administrative expenses	13,743	12,446
Main Pass Energy Hub™ costs	333	765
Insurance recoveries	-	(18,707)
Total costs and expenses	173,770	146,515
Operating loss	(41,282)	(49,139)
Interest expense, net	(10,533)	(10,666)
Other income, net	61	329
Loss from continuing operations before income taxes	(51,754)	(59,476)
Income tax expense	-	(16)
Loss from continuing operations	(51,754)	(59,492)
Loss from discontinued operations	(1,640)	(1,067)
Net loss	(53,394)	(60,559)
Preferred dividends and inducement payments for early conversion of
convertible preferred stock	(12,766)	(2,682)
Net loss applicable to common stock	$(66,160)	$(63,241)

Basic and diluted net loss per share of common stock:
Continuing operations	$(0.72)	$(0.88)
Discontinued operations	(0.02)	(0.02)
Net loss per share of common stock	$(0.74)	$(0.90)

Average shares outstanding:
Basic and diluted	89,762	70,475

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands)
Cash flow from operating activities:
Net loss	$(53,394)	$(60,559)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Loss from discontinued operations	1,640	1,067
Depletion, depreciation, and amortization expense	108,245	93,397
Exploration drilling and related expenditures, net	4,612	16,226
Compensation expense associated with stock-based awards	9,688	6,347
Amortization of deferred financing costs	896	931
Change in fair value of oil and gas derivative contracts	(442)	(778)
Reclamation expenditures, net of prepayments by third parties	(17,540)	(12,351)
Increase in restricted cash	(3,753)	(3,772)
Other	227	64
(Increase) decrease in working capital:
Accounts receivable	20,164	14,697
Accounts payable and accrued liabilities	7,109	(12,846)
Prepaid expenses and inventories	3,880	(8,193)
Net cash provided by continuing operations	81,332	34,230
Net cash used in discontinued operations	(1,038)	(436)
Net cash provided by operating activities	80,294	33,794

Cash flow from investing activities:
Exploration, development and other capital expenditures	(40,838)	(29,163)
Net cash used in continuing operations	(40,838)	(29,163)
Net cash activity from discontinued operations	-	-
Net cash used in investing activities	(40,838)	(29,163)

Cash flow from financing activities:
Dividends paid and inducement payments on early conversion of
convertible preferred stock	(13,274)	(2,682)
Proceeds from exercise of stock options and other	178	-
Net cash used in continuing operations	(13,096)	(2,682)
Net cash activity from discontinued operations	-	-
Net cash used in financing activities	(13,096)	(2,682)
Net increase in cash and cash equivalents	26,360	1,949
Cash and cash equivalents at beginning of year	241,418	93,486
Cash and cash equivalents at end of period	$267,778	$95,435

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations.  The long-term business objective of Freeport Energy may include the pursuit of a multifaceted energy services facility, including the potential development of a liquefied natural gas (LNG) regasification and storage facility at the Main Pass Energy Hub (MPEH™) project.  McMoRan’s previously discontinued sulphur operations are presented as discontinued operations, and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature.

2.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands).

	March 31,	December 31,
	2010	2009
Senior secured revolving credit facility	$-	$-
11.875% senior notes	300,000	300,000
5¼% convertible senior notes	74,720	74,720
Total debt	374,720	374,720
Less current maturities	-	-
Long-term debt	$374,720	$374,720

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $175 million at March 31, 2010.  Although McMoRan had no borrowings outstanding under the credit facility during the quarter ended March 31, 2010, a letter of credit in the amount of $100 million is outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition, reducing the remaining availability to $75 million (Note 9 of the 2009 Form 10-K).

Availability under the credit facility is subject to a borrowing base, which is determined semi-annually each April 1 and October 1.  McMoRan’s bank group has completed its redetermination of the borrowing base and the borrowing capacity was maintained at $175 million.

During the quarters ended March 31, 2010 and 2009, interest expense on the credit facility totaled $1.4 million and $1.3 million, respectively, both of which represented amortization expense associated with the credit facility’s related deferred financing costs and other facility fees.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan was in compliance with these covenants at March 31, 2010.

Fair Value of Debt
The fair value of McMoRan’s 5¼% convertible senior notes (5¼% notes) and 11.875% senior notes (11.875% senior notes) is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets.  The following table provides the estimated fair value of the 5¼% notes and the 11.875% senior notes as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
5¼% convertible senior notes	$79,715	$70,302
11.875% senior notes	323,250	307,125

3.  EARNINGS PER SHARE
Basic net loss per share of common stock has been calculated by dividing the net loss applicable to continuing operations, net loss from discontinued operations and net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented.  For purposes of the earnings per share computations, the net loss applicable to continuing operations includes preferred stock dividends and inducement payments.

McMoRan had a net loss from continuing operations in the first quarter of 2010 and 2009.  Accordingly, the assumed exercise of stock options and stock warrants, as well as the assumed conversion of McMoRan’s 8% convertible perpetual preferred stock (8% preferred stock), 6¾% mandatorily convertible preferred stock (6¾% preferred stock) and 5¼% notes, have been excluded from the diluted net loss per share calculations.  These instruments were excluded because they are considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share from continuing operations during the quarters ended March 31, 2010 and 2009.  The excluded share amounts are summarized below (in thousands):

	First Quarter
	2010	2009

Stock options a	1,397	-
Shares issuable upon assumed conversion of:
8% preferred stock b	9,002	-
6¾% preferred stock b	10,681	12,817
5¼% notes c	4,508	4,508

a.
McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options for purposes of its diluted earnings per share calculation.  The amounts represent stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.

b.
In the first quarter of 2010, McMoRan induced conversion of approximately 47,600 shares of its 8% preferred stock (Note 7).  Preferred dividends and inducement payments for the early conversion of shares of McMoRan’s convertible preferred stock were $12.8 million and $2.7 million for the quarters ended March 31, 2010 and 2009, respectively.  See Note 8 of the 2009 Form 10-K for information regarding McMoRan’s 8% and 6¾% preferred stock.

c.
Net interest expense on the 5¼% notes totaled $1.0 million during the quarters ended March 31, 2010 and 2009, respectively. Additional information regarding McMoRan’s 5¼% notes is disclosed in Note 6 of the 2009 Form 10-K.

Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented follows:

	First Quarter
	2010	2009
Outstanding options (in thousands)	7,932	8,480
Average exercise price per share	$16.51	$15.40

4.  DERIVATIVE CONTRACTS
In connection with the closing of the 2007 oil and gas property acquisition and related financing (Note 9 of the 2009 Form 10-K), MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010.  See Note 1 of the 2009 Form 10-K for McMoRan’s accounting policies regarding these derivative contracts.

At March 31, 2010, McMoRan’s oil and gas derivative contracts were as follows:

Natural Gas Positions (million MMbtu)
	Open Swap Positions a		Put Options b
	Annual	Average	Annual	Average
	Volumes	Swap Price c	Volumes	Floor c
2010	1.5	$8.61	1.2	$6.00

Oil Positions (thousand bbls)
	Open Swap Positions a		Put Options b
	Annual	Average	Annual	Average
	Volumes	Swap Price d	Volumes	Floor d
2010	63	$70.85	50	$50.00

a.	Covering periods April-June and November-December.
b.	Covering periods July-October.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

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

	First Quarter
	2010	2009
Realized (gain) loss
Gas puts	$-	$-
Oil puts	-	-
Gas swaps	(3,732)	(13,716)
Oil swaps	429	(4,364)
Total realized (gain) loss	(3,303)	(18,080)

Unrealized (gain) loss
Gas puts	(1,083)	(4,241)
Oil puts	42	358
Gas swaps	968	13
Oil swaps	(369)	3,092
Total unrealized gain	(442)	(778)
Gain on oil and gas derivative contracts	$(3,745)	$(18,858)

The original cost of the put options was $4.6 million.  There was no cost for entering into the swap contracts.  The derivative contracts are reported at fair value on McMoRan’s balance sheets.  The fair value of McMoRan’s swaps and puts is based on transaction counterparty acknowledgments and is corroborated using quoted market prices and internal valuation model analyses.  McMoRan has classified its derivative instruments as Level 2 inputs (Note 7 of the 2009 Form 10-K).  The following tables provide fair value measurement information for these instruments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$2,196	$3	$6,567	$-	$8,766
Current liabilities	-	-	-	(867)	(867)
Fair value of contracts	$2,196	$3	$6,567	$(867)	$7,899

	December 31, 2009
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$1,113	$45	$7,535	$-	$8,693
Current liabilities	-	-	-	(1,237)	(1,237)
Fair value of contracts	$1,113	$45	$7,535	$(1,237)	$7,456

5.  INCOME TAXES
As of March 31, 2010 and December 31, 2009, McMoRan had approximately $433.7 million and $415.0 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance against these deferred tax assets (Note 13 of the 2009 Form 10-K).  If future circumstances permit the allowance to be reversed, McMoRan’s effective tax rate would be positively affected in future periods to the extent these deferred tax assets are recognized.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  Tax periods open to audit for McMoRan include federal and Louisiana income tax returns subsequent to 2005.  Net operating loss amounts prior to this time are also subject to audit.

6. OIL AND GAS ACTIVITIES
Exploration and Operations.
McMoRan has investments in five in-progress or unproved properties totaling $86.0 million at March 31, 2010, including $9.8 million for the Blueberry Hill exploratory well, $8.1 million for the Hurricane Deep sidetrack well, $5.2 million for the Blackbeard East well, $31.3 million for the South Timbalier Block 168 No. 1 (Blackbeard West) well and $31.6 million for the initial Davy Jones well.  McMoRan announced positive drilling results at the initial Davy Jones well during the first quarter of 2010.

The operator of the Hurricane Deep sidetrack well encountered an underground flow event at approximately 18,450 feet in February 2010 which resulted in the termination of drilling and abandonment of the well.  McMoRan plans to re-drill the well during 2010, and its existing working interest share of well control costs and the costs to re-drill the well to 18,450 feet are covered under its insurance program.

If current or future well assessment, stimulation, or completion efforts are not successful in generating production that will allow McMoRan to recover all or a portion of its investment in any of the respective wells referenced above, McMoRan may be required to write down its investment in such properties to their estimated fair value.  See Note 1 of the 2009 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

As also discussed in Note 1 of the 2009 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers.  Future cash flows are determined using published period-end forward market prices adjusted for property-specific price basis differentials, net of estimated future production and development costs and excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers market participants’ expected rates of return for similar type assets if acquired under current market conditions.

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

McMoRan recorded an impairment charge of $57.0 million following an impairment assessment of the carrying value of its oil and gas properties and reflecting the impact of declines in the market prices of natural gas during the first quarter of 2010.  McMoRan recorded impairment charges of $39.0 million in the first quarter of 2009.  McMoRan considers the fair value measurements used in its impairment evaluations to be derived from Level 3 inputs.

Since December 31, 2008, the decline in market prices for oil and natural gas coupled with other operational factors triggered impairment assessments that ultimately resulted in significant impairment charges for several of McMoRan’s oil and gas property investments.  Additional impairment charges may be recorded in future periods if market conditions continue to weaken, or if other unforeseen operational issues occur that negatively impact McMoRan’s ability to fully recover its current investments in oil and gas properties.

For more information regarding the risks associated with the declines in the future market prices of oil and natural gas and the other factors that could impact current reserve estimates, see Item 1A. “Risk Factors” located in the 2009 Form 10-K.

2008 Hurricane Activity.
Hurricanes Gustav and Ike impacted Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts in September 2008.  There was no significant damage to McMoRan’s properties resulting from Hurricane Gustav.  However, Hurricane Ike caused significant structural damage to several platforms in which McMoRan had an investment interest.  Since the third quarter of 2008, McMoRan has recorded charges totaling in excess of $180 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been funded to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by McMoRan over the next several years.  McMoRan expects to realize a substantial recovery in future periods under its insurance program for a large portion of these hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  McMoRan recognized no insurance reimbursements during the quarter ended March 31, 2010.  McMoRan recognized net insurance proceeds of $18.7 million in the quarter ended March 31, 2009 as an initial payment associated with certain of McMoRan’s insured losses resulting from these hurricanes.

Accrued Reclamation Obligations.
For more information regarding McMoRan’s accounting policies for asset retirement obligations see Notes 1 and 16 of the 2009 Form 10-K.   A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2009 follows (in thousands):

Oil and Natural Gas
Asset retirement obligation at beginning of year	$428,711
Liabilities settled	(25,334)
Accretion expense	4,281
Reclamation obligations assumed from third parties	1,271
Incurred liabilities	-
Revision for changes in estimates	420
Asset retirement obligations at March 31, 2010	$409,349

Sulphur
Asset retirement obligations at beginning of year	$27,452
Liabilities settled	(232)
Accretion expense	353
Revision for changes in estimates	-
Asset retirement obligation at March 31, 2010	$27,573

Inventory.
Product inventories totaled $1.0 million at March 31, 2010 and $0.6 million at December 31, 2009, consisting entirely of oil production from Main Pass Block 299.  Materials and supplies inventory totaled $47.4 million at March 31, 2010 and $47.2 million at December 31, 2009, and represents the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. These costs will be partially reimbursed by third party participants in wells supplied with these materials.  There were no lower of cost or market adjustments charged to operations with respect to McMoRan’s inventories during the quarter ended March 31, 2010.  McMoRan charged $1.1 million to operations for lower of cost or market adjustments during the quarter ended March 31, 2009.

Recent Events in the Gulf of Mexico.
In April 2010, the Deepwater Horizon, an offshore drilling rig located in the deepwater of the Gulf of Mexico, sank following a catastrophic explosion and fire. Hydrocarbons have been discharged continuously into the Gulf of Mexico from the wellhead since the time of this disaster as efforts to close the wellhead and contain the spill continue.  Although McMoRan has no operations in the deepwater of the Gulf of Mexico and its operations were not associated with this event, the Minerals Management Service (MMS) advised McMoRan on May 7, 2010 that approval of all new drilling permits in the offshore Gulf of Mexico is deferred until the U.S. Department of Interior and federal government complete an ongoing safety review related to the explosion of the Deepwater Horizon.  The Department of Interior expects to deliver its report to President Obama by May 28, 2010.

Delays in obtaining permits from the MMS may impact the timing of drilling new wells scheduled during 2010.  McMoRan's in-process drilling operations, including the wells currently drilling at Davy Jones, Blackbeard East and Blueberry Hill have not been affected.  The extent to which these recent events may impact our future results is uncertain.

7. OTHER MATTERS
8% Preferred Stock Conversions.
During the first quarter of 2010, McMoRan privately negotiated the induced conversion of approximately 47,600 shares (55.20% of the total outstanding) of its 8% preferred stock with a liquidation preference of $47.6 million into approximately 7.0 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock).  To induce the early conversions of these shares of 8% preferred stock, McMoRan paid an aggregate of $8.9 million in cash to the holders of these shares which is included as a charge in McMoRan’s consolidated statements of operations as preferred dividends and inducement payments for early conversion of convertible preferred stock.  Following these transactions, McMoRan has approximately 38,600 shares of its 8% preferred stock outstanding.

Capitalized Interest.
Interest expense capitalized by McMoRan totaled $1.2 million in the first quarter of 2010 and $0.9 million in the first quarter of 2009.

Pension Plan.
McMoRan provides certain health care and life insurance benefits (Other Benefits) to retired employees.  See Note 12 of the 2009 Form 10-K for more information regarding the Other Benefits plan.  The components of net periodic benefit cost for McMoRan’s Other Benefits plan follows (in thousands):

	First Quarter
	2010	2009
Service cost	$17	$13
Interest cost	60	72
Return on plan assets	-	-
Amortization of prior service costs
and actuarial gains	(9)	(10)
Net periodic benefit expense	$68	$75

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of the 2009 Form 10-K.  Compensation cost charged to expense for stock-based awards follows (in thousands):

	First Quarter
	2010	2009
Stock options awarded to employees (including directors)	$9,266	$6,013
Stock options awarded to non-employees	332	253
Restricted stock units	90	81
Total compensation cost	$9,688	$6,347

On February 1, 2010, McMoRan’s Board of Directors granted a total of 1,766,500 stock options to its employees at an exercise price of $15.73 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2010.  The weighted average per share value of these options granted during the first quarter of 2010 was $10.30.  McMoRan recorded $6.7 million in charges related to immediately vested stock options in the first quarter of 2010.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  McMoRan’s Board of Directors granted a total of 1,815,500 stock options to its employees at an exercise price of $6.44 per share on February 2, 2009.  The weighted average per share value of the options granted in the first quarter of 2009 was $3.97.  McMoRan recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.

As of March 31, 2010, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $24.2 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive loss.
The components of McMoRan’s comprehensive loss follows (in thousands):

	First Quarter
	2010	2009
Net loss	$(53,394)	$(60,559)
Other comprehensive loss:
Amortization of previously unrecognized pension
components, net	(9)	(10)
Comprehensive loss	$(53,403)	$(60,569)

Subsequent Events Evaluation.
McMoRan evaluated subsequent events for purposes of its March 31, 2010 financial reporting through the date of filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission.

8.  NEW ACCOUNTING STANDARDS
In January 2010, the Financial Accounting Standards Board (FASB) issued guidance which added new requirements for fair value disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also clarified existing requirements regarding the level of disaggregation as well as inputs and valuation techniques used to measure fair value.  The guidance is effective for the first reporting period beginning after December 31, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 31, 2010.  The adoption of this guidance had no material impact on McMoRan’s fair value disclosures.

9.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 6 and 19 of the 2009 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at March 31, 2010 and December 31, 2009 and the related condensed consolidating statements of operations and cash flow for the three months ended March 31, 2010 and 2009, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

 CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2010

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$172	$267,511	$95	$-	$267,778
Accounts receivable	-	66,251	-	-	66,251
Inventories	-	48,362	-	-	48,362
Prepaid expenses	2,722	7,309	-	-	10,031
Fair value of derivative contracts	-	8,766	-	-	8,766
Current assets from discontinued
operations	-	-	3,795	-	3,795
Total current assets	2,894	398,199	3,890	-	404,983
Property, plant and equipment, net	-	736,490	31	-	736,521
Investment in subsidiaries	663,542	-	-	(663,542)	-
Amounts due from affiliates	-	68,269	-	(68,269)	-
Deferred financing costs and other assets	6,244	50,487	-	-	56,731
Discontinued sulphur assets	-	-	2,996	-	2,996
Total assets	$672,680	$1,253,445	$6,917	$(731,811)	$1,201,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$71,969	$61	$-	$72,221
Accrued liabilities	967	63,337	(10)	-	64,294
Current portion of oil and gas
accrued reclamation costs	-	116,954	-	-	116,954
Other current liabilities	17,077	1,679	-	-	18,756
Current liabilities from discontinued
operations	-	-	9,877	-	9,877
Total current liabilities	18,235	253,939	9,928	-	282,102
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	63,822	-	4,447	(68,269)	-
Accrued oil and gas reclamation costs	-	292,395	-	-	292,395
Other long-term liabilities	6,397	9,087	1,617	-	17,101
Long-term liabilities from discontinued
operations	-	-	25,407	-	25,407
Total liabilities	463,174	555,421	41,399	(68,269)	991,725
Commitments and contingencies
Stockholders’ equity (deficit)	209,506	698,024	(34,482)	(663,542)	209,506
Total liabilities and stockholders’ equity
(deficit)	$672,680	$1,253,445	$6,917	$(731,811)	$1,201,231

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16	$241,400	$2	$-	$241,418
Accounts receivable	-	79,681	-	-	79,681
Inventories	-	47,818	-	-	47,818
Prepaid expenses	2,919	11,538	-	-	14,457
Fair value of derivative contracts	-	8,693	-	-	8,693
Current assets from discontinued
operations	-	-	825	-	825
Total current assets	2,935	389,130	827	-	392,892
Property, plant and equipment, net	-	796,192	31	-	796,223
Investment in subsidiaries	694,820	-	-	(694,820)	-
Amounts due from affiliates		53,173	-	(53,173)	-
Deferred financing costs and other assets	6,374	47,234	-	-	53,608
Discontinued sulphur assets	-	-	6,159	-	6,159
Total assets	$704,129	$1,285,729	$7,017	$(747,993)	$1,248,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188	$66,209	$147	$-	$66,544
Accrued liabilities	728	51,217		-	51,945
Current portion of oil and gas
accrued reclamation costs	-	106,791	-	-	106,791
Other current liabilities	7,698	2,074	-	-	9,772
Current liabilities from discontinued
operations	-	-	9,483	-	9,483
Total current liabilities	8,614	226,291	9,630	-	244,535
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	48,977	-	4,196	(53,173)	-
Accrued oil and gas reclamation costs	-	321,920	-	-	321,920
Other long-term liabilities	6,010	8,975	1,617	-	16,602
Long-term liabilities from discontinued
operations	-	-	25,297	-	25,297
Total liabilities	438,321	557,186	40,740	(53,173)	983,074
Commitments and contingencies
Stockholders’ equity (deficit)	265,808	728,543	(33,723)	(694,820)	265,808
Total liabilities and stockholders’ equity
(deficit)	$704,129	$1,285,729	$7,017	$(747,993)	$1,248,882

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2010

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$128,846	$-	$-	$128,846
Service	-	3,642	-	-	3,642
Total revenues	-	132,488	-	-	132,488
Costs and expenses:
Production and delivery costs	-	42,797	(12)	-	42,785
Depletion, depreciation and amortization
expense	-	108,245	-	-	108,245
Exploration expenses	-	12,409	-	-	12,409
Gain on oil and gas derivative contracts	-	(3,745)	-	-	(3,745)
General and administrative expenses	1,531	12,212	-	-	13,743
Main Pass Energy HubTM costs	-	-	333	-	333
Total costs and expenses	1,531	171,918	321	-	173,770
Operating loss	(1,531)	(39,430)	(321)	-	(41,282)
Interest expense, net	(10,284)	(249)	-	-	(10,533)
Equity in losses of consolidated					-
subsidiaries	(41,583)	-	-	41,583	-
Other income, net	4	57	-	-	61
Loss from continuing operations before
income taxes	(53,394)	(39,622)	(321)	41,583	(51,754)
Income tax expense	-	-	-	-	-
Loss from continuing operations	(53,394)	(39,622)	(321)	41,583	(51,754)
Loss from discontinued operations	-	-	(1,640)	-	(1,640)
Net loss	(53,394)	(39,622)	(1,961)	41,583	(53,394)
Preferred dividends and other related
preferred stock costs	(12,766)	-	-	-	(12,766)
Net loss applicable to common stock	$(66,160)	$(39,622)	$(1,961)	$41,583	$(66,160)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$95,082	$-	$-	$95,082
Service	-	2,294	-	-	2,294
Total revenues	-	97,376	-	-	97,376
Costs and expenses:
Production and delivery costs	-	49,058	(12)	-	49,046
Depletion, depreciation and amortization
expense	-	93,397	-	-	93,397
Exploration expenses	-	28,426	-	-	28,426
Gain on oil and gas derivative contracts	-	(18,858)	-	-	(18,858)
General and administrative expenses	1,777	10,648	21	-	12,446
Main Pass Energy HubTM costs	-	-	765	-	765
Insurance recoveries	-	(18,707)	-	-	(18,707)
Total costs and expenses	1,777	143,964	774	-	146,515
Operating loss	(1,777)	(46,588)	(774)	-	(49,139)
Interest expense, net	(10,284)	(382)	-	-	(10,666)
Equity in losses of consolidated					-
subsidiaries	(48,476)	-	-	48,476	-
Other income (expense), net	(6)	335	-	-	329
Loss from continuing operations before
income taxes	(60,543)	(46,635)	(774)	48,476	(59,476)
Income tax expense	(16)	-	-	-	(16)
Loss from continuing operations	(60,559)	(46,635)	(774)	48,476	(59,492)
Loss from discontinued operations	-	-	(1,067)	-	(1,067)
Net loss	(60,559)	(46,635)	(1,841)	48,476	(60,559)
Preferred dividends and other related
preferred stock costs	(2,682)	-	-	-	(2,682)
Net loss applicable to common stock	$(63,241)	$(46,635)	$(1,841)	$48,476	$(63,241)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2010

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$14,302	$66,949	$81	$81,332
Net cash used in discontinued operations	-	-	(1,038)	(1,038)
Net cash provided by (used in)
operating activities	14,302	66,949	(957)	80,294

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(40,838)	-	(40,838)
Net cash used in investing activities	-	(40,838)	-	(40,838)

Cash flow from financing activities:
Dividends paid and conversion
inducement payments on convertible
preferred stock	(13,274)	-	-	(13,274)
Proceeds from exercise of stock options	178	-	-	178
Investment from parent	(1,050)	-	1,050	-
Net cash provided by (used in)
financing activities	(14,146)	-	1,050	(13,096)

Net increase in cash and cash
equivalents	156	26,111	93	26,360
Cash and cash equivalents at beginning
of year	16	241,400	2	241,418
Cash and cash equivalents at end of
year	$172	$267,511	$95	$267,778

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2009

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$4,067	$30,952	$(789)	$34,230
Net cash used in discontinued operations	-	-	(436)	(436)
Net cash provided by (used in)
operating activities	4,067	30,952	(1,225)	33,794

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(29,163)	-	(29,163)
Net cash used in investing activities	-	(29,163)	-	(29,163)

Cash flow from financing activities:
Dividends paid on convertible preferred
stock	(2,682)	-	-	(2,682)
Investment from parent	(1,350)	-	1,350	-
Net cash provided by (used in)
financing activities	(4,032)	-	1,350	(2,682)

Net increase in cash and cash
equivalents	35	1,789	125	1,949
Cash and cash equivalents at beginning
of year	35	93,442	9	93,486
Cash and cash equivalents at end of
year	$70	$95,231	$134	$95,435

10. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan sustained losses from continuing operations totaling $51.8 million for the first quarter of 2010, which were inadequate to cover its fixed charges of $11.9 million for the quarter ended March 31, 2010.  McMoRan sustained losses from continuing operations totaling $59.5 million for the first quarter of 2009, which were inadequate to cover its fixed charges of $11.8 million for the quarter ended March 31, 2009.  For this calculation, earnings consist of losses from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2010, and the related consolidated statements of operations and cash flow for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2009, and the related consolidated statements of operations, cash flow and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated March 12, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
May 10, 2010

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.  Also see the 2009 Form 10-K for a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas offshore in the Gulf of Mexico and onshore in the Gulf Coast area. Our exploration strategy is focused on the “deep gas play,” drilling to depths of 15,000 to 25,000 feet in the shallow waters of the Gulf of Mexico and Gulf Coast area to target large structures in the Deep Miocene, and on the “ultra-deep play” below 25,000 feet.  We have one of the largest acreage positions in the shallow waters of these areas, which are our regions of focus. Our focused strategy enables us to make efficient use of our geological, engineering and production strengths in these areas where we have more than 35 years of operating experience. We also believe that the scale of our operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

We intend to remain focused on preserving our liquidity and managing our capital and operating needs while we pursue opportunities within our deep gas and ultra-deep gas exploration program, including the active development and exploitation of our recently announced Davy Jones ultra-deep discovery.  Implementing our business strategy will require significant expenditures during 2010 and beyond. During the first quarter of 2010, we invested $40.8 million on capital-related projects primarily associated with our exploration activities. Our exploration, development and other capital expenditures for 2010 are expected to approximate $240 million, including approximately $170 million in exploration costs and $70 million in development costs. We also plan to spend approximately $100 million in 2010 to abandon and remove oil and gas structures in the Gulf of Mexico, a portion of which is associated with the removal of structures damaged during the 2005 and 2008 hurricane seasons.  We expect to recover a substantial amount of the costs associated with the 2008 hurricane losses from our insurance program.

Capital spending will continue to be driven by opportunities and will be managed based on available cash and cash flow, including potential participation by new partners in projects.  We also may seek additional external financing for our future drilling and development activities.  We continue to monitor the global financial and credit markets, as well as the fluctuations in oil and natural gas market prices, each of which have been widely publicized and may ultimately have a material affect on one or more facets of our business and overall business strategy.  We will continue to evaluate and respond to any impact these conditions may have on our operations.

North American Natural Gas and Oil Market Environment
Our current production volume is comprised of approximately 75 percent natural gas and 25 percent oil.  As a result, our revenues are generally more sensitive to changes in the market price of natural gas than to changes in the market price of oil.  North American natural gas averaged $5.03 per MMbtu during the first quarter of 2010 compared to $4.49 per MMbtu during the first quarter of 2009.  The spot price for natural gas was $4.02 per MMbtu on May 7, 2010.  Natural gas prices continue to be impacted by weak industrial demand and abundant supply.  The average oil price for the first quarter of 2010 was $78.61 per barrel compared to $43.30 per barrel for the comparable period of 2009.  The spot price for oil was $75.11 per barrel on May 7, 2010. In comparison, as of December 31, 2009, the spot prices for natural gas and oil were $5.58 per MMbtu and $79.36 per barrel, respectively.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in our 2009 Form 10-K).

OPERATIONAL ACTIVITIES

Production Update

First quarter 2010 production averaged 190 MMcfe/d net to us, compared with 198 MMcfe/d in the first quarter of 2009.  Production in the first quarter of 2010 was in line with revised estimates provided in March 2010 but below publicly reported estimates of 200 MMcfe/d in January 2010 because of unplanned downtime at certain fields and performance related issues.  Production is expected to average approximately 170 MMcfe/d in the second quarter of 2010 and 170 MMcfe/d for the year, lower than the previous estimate of 180 MMcfe/d.  Our estimated production rates are dependent on the timing of planned recompletions, production performance and other factors.

Following the Flatrock discovery in OCS 310 on South Marsh Island Block 212 in July 2007, we drilled five additional successful wells in that field.  Production from the six wells in the Flatrock field averaged a gross rate of approximately 262 MMcfe/d (49 MMcfe/d net to us) in the first quarter of 2010.  Current production rates have declined to approximately 190 MMcfe/d (35 MMcfe/d net to us) as a result of mechanical and production performance issues.  These issues are not expected to impact the ultimate reserve recovery from the field.  We have a 25.0 percent working interest in Flatrock.

Oil and Gas Activities

Deep Gas Exploration Activities. The Blueberry Hill offset appraisal well on Louisiana State Lease 340 commenced drilling on November 8, 2009 and was drilled to a total vertical depth of 23,585 feet in March 2010.  The well did not confirm the continuity of the pay sands seen in the sidetrack #1, by-pass and sidetrack #2 wells drilled in 2009.  The information obtained from the well has been incorporated into our 3-D seismic interpretations of the area, and we are sidetracking the well to a location southwest of the pay sands seen in 2009.  The Blueberry Hill #9 STK1 has a proposed total depth of 24,000 feet and is currently drilling below 18,600 feet.  Our first quarter results included $4.6 million in exploration expense associated with the drilling costs incurred through March 31, 2010 below the depth at which the current sidetrack drilling operations have commenced.

Our first quarter results also include $40.0 million in charges to reduce the carrying value of our investment in Blueberry Hill, reflecting the impact of an impairment assessment of related proved properties following the decline in forward prices of natural gas during the first quarter.  Our total investment in Blueberry Hill approximated $16.7 million at March 31, 2010, including $9.8 million for the offset appraisal well, compared with a total investment of $53.5 million at December 31, 2009.

The Hurricane Deep sidetrack well on South Marsh Island Block 217 commenced drilling on November 17, 2009 and had a proposed total depth of 21,750 feet.  As previously reported, the operator encountered an underground flow in the well at approximately 18,450 feet in February 2010.  We plan to re-drill the well during 2010 and our existing working interest share of costs to re-drill to 18,450 feet will be covered under our insurance program.  Our investment in Hurricane Deep totaled $21.0 million at March 31, 2010, including $8.1 million on operations since November 2009.

Our deep gas exploratory drilling plans in 2010 also include the Boudin and Platte prospects.  Boudin is located in 20 feet of water on Eugene Island Block 26.  The well has a proposed total depth of 23,050 feet and will test Miocene objectives.  Platte, which is located in Vermillion Parish, Louisiana, has a proposed total depth of 18,700 feet.

Ultra-deep Exploration Activities.  The data received to date from our ultra-deep drilling on the Shelf confirm our original geologic modeling, which correlates objective sections on the Shelf below the salt weld (i.e. listric fault) in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants.  In addition to Davy Jones and Blackbeard West, we have identified 15 ultra-deep prospects in shallow water near existing infrastructure.  The lead times for development of wells on the Shelf are not expected to be as long or expensive as development would be in the deepwater Gulf of Mexico.  Our ultra-deep drilling plans in 2010 include the Blackbeard East and Lafitte exploratory wells and delineation drilling at Davy Jones. Future plans also include the John Paul Jones prospect located north of Davy Jones.

In February 2010, the Davy Jones discovery well on South Marsh Island Block 230 was drilled to a total depth of 29,000 feet.  As reported in January 2010, we logged 200 net feet of pay in multiple Eocene/Paleocene (Wilcox) sands in the well.  In March 2010, a production liner was set and the well was temporarily abandoned until necessary equipment for the completion is available.  Flow testing will be required to confirm the ultimate hydrocarbon flow rates from the well.  We, working with a team of experts, have initiated studies on the design for the completion and flow testing of the well.  The timing of the flow test is uncertain and subject to a number of factors, but is expected within 12 to 18 months.

On April 7, 2010, we commenced drilling the Davy Jones offset appraisal well on South Marsh Island Block 234, two and a half miles southwest of the discovery well.  The well is currently drilling below 6,000 feet towards a proposed total depth of 29,950 feet.  The offset appraisal well (Davy Jones #2) is expected to test similar sections up-dip to the discovery well as well as deeper objectives, including potential additional Paleocene (Wilcox) and possibly Cretaceous (Tuscaloosa) sections.

Davy Jones involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres).  We are funding 25.7 percent of the drilling costs and hold a 32.7 percent working interest and 25.9 percent net revenue interest.  Our investment in Davy Jones totaled $31.6 million at March 31, 2010.

The Blackbeard East ultra-deep exploration well (Blackbeard East) commenced drilling on March 8, 2010 and is currently drilling below 15,700 feet. The well, which is located in 80 feet of water on South Timbalier Block 144, has a proposed total depth of 29,950 feet and will target Middle and Deep Miocene objectives seen below 30,000 feet in Blackbeard West, nine miles away as well as younger Miocene objectives. We are funding 32.0 percent of the exploratory costs and hold a 38.5 percent working interest and 30.7 percent net revenue interest.  Our investment in Blackbeard East totaled $5.2 million at March 31, 2010.

The Lafitte ultra-deep exploration well (Lafitte) is expected to commence drilling in 2010 and will target Middle and Deep Miocene objectives. Lafitte is located on Eugene Island Block 223 in 140 feet of water.

The information gained from the Blackbeard East and Lafitte wells will enable us to consider the priorities for future operations at Blackbeard West.  As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008.  Logs indicated four potential hydrocarbon bearing zones that require further evaluation and the well was temporarily abandoned.  In May 2009, the Minerals Management Service (MMS) granted our request for a geophysical Suspension of Operations (SOO) to extend its Blackbeard West leases in the Blackbeard area.  The SOO is allowing us to evaluate whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones.  Our investment in the Blackbeard West well totaled $31.3 million at March 31, 2010.

Recent Events in the Gulf of Mexico.  In April 2010, the Deepwater Horizon, an offshore drilling rig located in the deepwater of the Gulf of Mexico, sank following a catastrophic explosion and fire. Hydrocarbons have been discharged continuously into the Gulf of Mexico from the wellhead since the time of this disaster as efforts to close the wellhead and contain the spill continue.  Although we have no operations in the deepwater of the Gulf of Mexico and our operations were not associated with this event, the Minerals Management Service (MMS) advised us on May 7, 2010 that approval of all new drilling permits in the offshore Gulf of Mexico would be deferred until the U.S. Department of Interior and federal government complete an ongoing safety review related to the explosion of the Deepwater Horizon.  The Department of Interior expects to deliver its report to President Obama by May 28, 2010.

Delays in obtaining permits from the MMS may impact the timing of drilling new wells scheduled during 2010, including the Lafitte ultra deep prospect, the Boudin prospect, the re-drill of the Hurricane Deep sidetrack and certain development wells including the additional well planned at West Cameron Block 294.  Our in-progress drilling operations, including the wells currently drilling at Davy Jones, Blackbeard East and Blueberry Hill have not been affected.  The extent to which these recent events may impact our future results is uncertain.

Acreage Position
As of March 31, 2010, we owned or controlled interests in 326 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 0.97 million gross acres (0.48 million acres net to our interest). Our acreage position on the outer continental shelf of the Gulf of Mexico includes 0.78 million gross acres (0.42 million acres net to our interest).  Less than 0.1 million of our net leasehold interests are scheduled to expire in 2010.  A portion of these expirations are held under SOO approvals from the MMS. We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies. Interest in these leases will partially revert to us upon the achievement of specified production thresholds or the achievement of specified net production proceeds.

On March 17, 2010, the MMS conducted Central Gulf of Mexico Lease Sale 213 in New Orleans, Louisiana.  We participated in the sale and submitted apparent high bids on 17 of 19 blocks on the Shelf totaling $9.4 million.  Apparent high bids are subject to a review process by the MMS before they can be awarded.  If granted, the lease acquisitions would add approximately 75,000 gross acres to our leasehold inventory.

RESULTS OF OPERATIONS

Our first quarter 2010 operating loss of $41.3 million reflects (a) impairment charges of $57.0 million for certain fields to reduce their net carrying value to fair value; (b) $9.7 million in charges related to stock-based compensation expense; (c) $4.6 million in charges to exploration expense related to the Blueberry Hill appraisal well; and (d) $3.7 million of net gains on oil and gas derivative contracts.

Our first quarter 2009 operating loss of $49.1 million reflects (a) impairment charges of $39.0 million for certain fields to reduce their net carrying value to fair value; (b) $16.2 million in charges to exploration expense primarily relating to the Tom Sauk and Gladstone East exploration wells which were determined to be non-productive; (c) $18.9 million of net gains on oil and gas derivative contracts; (d) an $18.7 million gain associated with our share of the initial receipt of insurance proceeds related to the September 2008 hurricanes; and (e) $6.3 million in charges related to stock-based compensation expense.

Summarized operating data are as follows:

	First Quarter
	2010	2009
Sales Volumes
Gas (thousand cubic feet, or Mcf)	11,238,800	12,165,600
Oil (barrels)	691,500	749,200
Plant products (Mcf equivalent) a	1,749,000	1,118,100
Average Realization b
Gas (per Mcf)	$ 5.53	$ 4.88
Oil (per barrel)	76.34	40.91

a.
We received approximately $13.9 million and $5.0 million of revenues associated with plant products (ethane, propane, butane, etc.) during the first quarters of 2010 and 2009, respectively (see “Oil and Gas Operations” below).  One Mcf equivalent is determined using an estimated energy content differential ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

b.	Excludes the impact of realized gains and losses of derivative contracts.

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

First
Quarter
Oil and natural gas revenues – prior year period	$95,082
Increase (decrease)
Price realizations:
Natural gas	7,305
Oil and condensate	24,500
Sales volumes:
Natural gas	(4,523)
Oil and condensate	(2,361)
Plant products revenue	8,893
Other	(50)
Oil and natural gas revenues – current year period	$128,846

Our oil and natural gas sales volumes totaled 17.1 billion cubic feet of natural gas equivalents (Bcfe) in the first quarter of 2010 and 17.8 Bcfe in the first quarter of 2009. Average realizations received for both oil and natural gas sold during the first quarter of 2010 increased 87 percent for oil and 13 percent for natural gas compared to amounts received in the comparable period of 2009 (see “—North American Natural Gas and Oil Market Environment” above).   Revenues from plant products totaled $13.9 million in the first quarter of 2010 compared with $5.0 million in the prior year period.  Our service revenues totaled $3.6 million in the first quarter of 2010 and $2.3 million in the same period of 2009.

Production and delivery costs. The following table reflects our production and delivery costs for the quarters ended March 31, 2010 and 2009 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2010	Mcfe	2009	Mcfe
Lease operating expense	$26.9	$1.57	$26.9	$1.51
Workover costs	2.3	0.13	2.0	0.11
Hurricane related expenses	0.5	0.03	10.8	0.61
Insurance	6.7	0.39	5.7	0.32
Transportation and production taxes	6.5	0.38	4.4	0.25
Other	(0.1)	(0.01)	(0.8)	(0.05)
Total	$42.8	$2.49	$49.0	$2.75

 Hurricane related expenses declined from the prior period due to the significant amount of hurricane repair work completed in early 2009 following the September 2008 hurricane events.  Transportation and production taxes increased over prior year primarily related to increased production at larger fields which have higher transportation charges as well as the timing of revised cost allocations received from third-party processors.

Our insurance rates and coverage terms associated with our June 2009-May 2010 insurance program renewal were less favorable to us than in prior years because of the impact that the 2008 hurricanes had on coverage capacity and premium costs for operators in the Gulf of Mexico.  Available windstorm coverage associated with our renewal was limited and costly.  After assessing various alternatives, we elected to purchase insurance with significantly reduced coverage for “windstorm event” related risks in comparison to our previous insurance program.  For additional information related to risks associated with our insurance coverage, see Item 1A. “Risk Factors” included in our 2009 Form 10-K.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the quarters ended March 31, 2010 and 2009 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2010	Mcfe	2009	Mcfe
Depletion and depreciation expense	$46.6	$2.72	$46.3	$2.61
Accretion expense	4.6	0.27	8.1	0.46
Impairment charges/losses	57.0	3.33	39.0	2.19
Total	$108.2	$6.32	$93.4	$5.26

Our depletion, depreciation and amortization rates are directly affected by estimates of proved reserve quantities, which are subject to revisions over time as changes in reserve estimates and fluctuations in the recorded amounts of property, plant and equipment and asset retirement obligations occur.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates.   Due to the decline in market prices for oil and natural gas and certain other operational factors that negatively impacted our estimates of reserve recoverability, we recorded impairment charges of $57.0 million and $39.0 million in the first quarters of 2010 and 2009, respectively.  Approximately $40.0 million of the charge recorded in the quarter ended March 31, 2010 related to our Blueberry Hill proved properties largely as a result of the decline in the market price for natural gas that occurred during the quarter.

As more fully explained in Item 1A, “Risk Factors” in our 2009 Form 10-K any one or more of the conditions described above could require additional impairment charges to be recorded in future periods.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	First Quarter
	2010		2009
Geological and geophysical,
including 3-D seismic purchases a	$7.0		$9.9
Non productive exploratory costs, including
related lease costs	4.6	b	16.2	c
Other	0.8		2.3
	$12.4		$28.4

a.	Includes compensation costs associated with outstanding stock-based awards totaling $4.6 million in the first quarter of 2010 and $3.0 million in the first quarter of 2009 (see “Stock-Based Compensation” below and Note 7).
b.	Includes the costs of the Blueberry Hill offset appraisal well incurred through March 31, 2010 below 19,000 feet, the depth at which current sidetracking drilling operations have commenced.
c.
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

Other Financial Results
Operating
General and administrative expense totaled $13.7 million in the first quarter of 2010 and $12.4 million in the first quarter of 2009.  The increase in these costs is primarily related to higher stock-based compensation expense in 2010.  Stock based compensation costs included in general and administrative expense increased to $4.9 million in the first quarter of 2010 from $3.1 million in the first quarter of 2009 (see “Stock-Based Compensation” below).

In the first quarter of 2010, we recorded a $3.7 million gain associated with our oil and gas derivative contracts as compared to a $18.9 million gain in the first quarter of 2009.  The variance resulted from changes in commodity prices and the resulting mark-to-market impact that such changes had with respect to our derivative contract positions during the quarter.

 Hurricanes Gustav and Ike impacted Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts in September 2008.  There was no significant damage to our properties resulting from Hurricane Gustav.  Assessments following Hurricane Ike identified several platforms with significant structural damage.  We expect to realize a substantial recovery in future periods under our insurance program for a large portion of these hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  We received net insurance proceeds of $18.7 million in the quarter ended March 31, 2009 as an initial payment associated with certain of our insured losses as a result of these hurricanes.  No hurricane related insurance reimbursements were recognized in the quarter ended March 31, 2010.

Stock-Based Compensation.  Compensation cost charged against earnings for stock-based awards is as follows (in thousands):

	First Quarter
	2010	2009
General and administrative expenses	$4,930	$3,120
Exploration expenses	4,595	3,046
Main Pass Energy Hub start-up costs	163	181
Total stock-based compensation cost	$9,688	$6,347

Our stock based compensation for the first quarter of 2010 increased from amounts charged to expense in the comparable period last year primarily as a result of the higher market price on the date of grant.  On February 1, 2010, our Board of Directors granted a total of 1,766,500 stock options to our employees at an exercise price of $15.73 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to our Co-Chairmen in lieu of cash compensation in 2010.  The weighted average per share value of these options granted during the first quarter of 2010 was $10.30.  We recorded $6.7 million in charges related to immediately vested stock options in the first quarter of 2010.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  On February 2, 2009, our Board of Directors granted a total of 1,815,500 stock options to our employees at an exercise price of $6.44 per share. The weighted average per share value of the options granted during the first quarter of 2009 was $3.97. We recorded $2.9 million in compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees in the first quarter of 2009.

As of March 31, 2010, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $24.2 million, which is expected to be recognized over a weighted average period of approximately one year.

Non-Operating
Interest expense, net of capitalized interest, totaled $10.5 million in the first quarter of 2010 and $10.7 million in the first quarter of 2009.  Capitalized interest totaled $1.2 million in the first quarter of 2010 and $0.9 million in the first quarter of 2009.

In February 2010, the Obama Administration released its Fiscal year 2011 budget including proposals that, if enacted, could result in significant changes with respect to oil and gas income taxation.  See our 2009 Form 10-K for further discussion on the Administration’s Fiscal Year 2011 budget proposal.

Discontinued Operations
Our discontinued operations resulted in net losses of $1.6 million in the first quarter of 2010 and $1.1 million in the first quarter of 2009.  The future estimated closure costs for our former terminal facilities at Port Sulphur, Louisiana approximate $14.8 million at March 31, 2010, the funds for which are expected to be expended over the next two years.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	First Quarter
	2010	2009
Continuing operations
Operating	$81.3	$34.2
Investing	(40.8)	(29.2)
Financing	(13.1)	(2.7)

Discontinued operations
Operating	(1.0)	(0.4)
Investing	-	-
Financing	-	-

Total cash flow
Operating	80.3	33.8
Investing	(40.8)	(29.2)
Financing	(13.1)	(2.7)

First-Quarter 2010 Cash Flows Compared with First-Quarter 2009

Operating Cash Flows
Operating cash flow increased approximately $46.5 million for the quarter ended March 31, 2010 compared to the same period in 2009 primarily because of $35.1 million of higher revenue realizations, $6.2 million of lower production and delivery costs, $4.4 million of lower geological, geophysical and other costs and $37.5 million of positive working capital fluctuations between comparable periods.  These cash inflows were partially offset by $14.8 million of lower realized derivative gains, $5.2 million of higher reclamation expenditures and $18.7 million of insurance reimbursements received in the first quarter of 2009 (with no such amounts received in 2010).

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $40.8 million for the first quarter of 2010 and $29.2 million for the first quarter of 2009.

Financing Cash Flows
Our continuing operations’ financing activities included payments of dividends and inducement payments on our 8% convertible perpetual preferred stock (8% preferred stock) and 6¾% mandatory convertible preferred stock (6¾% preferred stock) totaling $13.3 million in the first quarter of 2010.  During the first quarter of 2010, we agreed through privately negotiated transactions to induce the conversion of approximately 47,600 shares of our 8% preferred stock (see “Financing Activities” below).  Our continuing operations’ financing activities included payments of dividends on our 6¾% preferred stock totaling $2.7 million in the same period of 2009.

Senior Secured Revolving Credit Facility

Our variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $175 million at March 31, 2010.  Although we had no borrowings outstanding under the credit facility during the quarter ended March 31, 2010, a letter of credit in the amount of $100 million is outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition, reducing the remaining availability to $75 million (Note 9 of our 2009 Form 10-K).

Availability under the credit facility is subject to a borrowing base, which is determined semi-annually each April 1 and October 1.  Our bank group has completed its redetermination of our borrowing base and the borrowing capacity was maintained at $175 million.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We were in compliance with these covenants at March 31, 2010.

Financing Transactions
During the first quarter of 2010, we privately negotiated the induced conversion of approximately 47,600 shares (55.20% of the total outstanding) of our 8% preferred stock with a liquidation preference of $47.6 million into approximately 7.0 million shares of our common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock).  To induce the early conversions of these shares of 8% preferred stock, we paid an aggregate of $8.9 million in cash to the holders of these shares.  Following these transactions, we have approximately 38,600 shares of our 8% preferred stock outstanding.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives may include the pursuit of a multifaceted energy services development of the MPEHtm project, including the potential development of an LNG regasification and storage facility through Freeport Energy. As of March 31, 2010, we have incurred approximately $51.9 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $0.2 million in the first quarter of 2010.  As of March 31, 2010, we have recognized a liability of $11.4 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project.

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

For additional information regarding the MPEHtm project, including estimates related to capital expenditures, see “Main Pass Energy Hubtm Project” in Items 1. and 2. “Business and Properties” in our 2009 Form 10-K.

NEW ACCOUNTING STANDARDS

See Note 8 for information regarding our adoption of new accounting standards.  We do not expect the adoption of any accounting standards in 2010 to have a material impact to our financial statements.

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

 This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects.  "Forward-looking statements" are all statements other than statements of historical fact, or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (or other similar expressions) will, should or may occur in the future, including, without limitation:  statements regarding our financial plans; our indebtedness; our acquisition strategies; our exploration and development plans and related costs; the creditworthiness of our customers; agreements with third parties; losses from our operations; our ability to satisfy our reclamation, indemnification and environmental obligations; anticipated flow rates of producing and new wells; drilling potential and results; access to capital to fund our drilling activities; reserve estimates and depletion rates; general economic and business conditions; risks and hazards inherent in the production of oil and natural gas; demand and potential demand for oil and natural gas; trends in oil and natural gas prices; amounts and timing of capital expenditures and reclamation costs; our ability to hold current or future lease acreage rights; evaluating significant prospects; failure of our partners to fulfill their commitments; accounting methods we use to record our exploration results and compliance with environmental regulations. Further information regarding these and other factors that may cause our future performance to differ from that projected in the forward looking statements are described in more detail under Item 1A. “Risk Factors” included in our 2009 Form 10-K.
–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2009.

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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION
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

Item 1A.  Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our 2009 Form 10-K, other than the following:

The catastrophic explosion of the Deepwater Horizon in the Gulf of Mexico and the resulting discharge of hydrocarbons will likely result in new governmental regulations relating to drilling, exploration and production activities in U.S. coastal waters, which could adversely affect our operations.

In April 2010, the Deepwater Horizon, an offshore drilling rig located in the deepwater of the Gulf of Mexico, sank following a catastrophic explosion and fire. Hydrocarbons have been discharged continuously into the Gulf of Mexico from the wellhead since the time of this disaster as efforts to close the wellhead and contain the spill continue.  These events could result in significant environmental and economic damages in the region.  In addition, these events will likely result in the adoption of new governmental regulations relating to drilling, exploration and production activities in the U.S. coastal waters.

Our operations are focused on the shelf of the Gulf of Mexico and Gulf Coast areas, where we maintain one of the largest acreage positions in the shallow waters of this region and have a significant number of ongoing exploration and development projects. We do not operate in the deepwaters of the Gulf of Mexico.  We are unable to determine if the adoption of new regulations will differentiate between deepwater and shallow water operations in the Gulf of Mexico.  Accordingly, such regulations, if adopted, could adversely affect our operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)           The information regarding the induced conversion of our 8% preferred stock during the first quarter of 2010 included in Note 7- “8% Preferred Stock Conversions” is incorporated herein by reference.

(c)           Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2010 and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: May 10, 2010

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan	X
3.2	Amended and Restated By-Laws of McMoRan as amended effective February 1, 2010		8-K	001-07791	02/03/2010
10.1	Fifth Amendment to Credit Agreement dated as of April 6, 2010, among McMoRan Exploration Co., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	X
10.2*	McMoRan Exploration Co. 2005 Supplemental Executive Capital Accumulation Plan	X
15.1	Letter dated May 10, 2010 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

–––––––––––––––––––––––––
*  Indicates management contract or compensatory plan or agreement.

E-1