Form 10-Q
period 2010-09-30
MCMORAN EXPLORATION CO /DE/
filed 2010-11-09
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐Yes ☒ No

On October 31, 2010, there were issued and outstanding 95,477,937 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009
	(In Thousands)
ASSETS
Cash and cash equivalents	$180,193	$241,418
Accounts receivable	72,707	79,681
Inventories	39,277	47,818
Prepaid expenses	23,931	14,457
Fair value of oil and gas derivative contracts	3,114	8,693
Current assets from discontinued operations, including restricted cash
of $470	965	825
Total current assets	320,187	392,892
Property, plant and equipment, net	749,391	796,223
Restricted cash	52,718	41,677
Deferred financing costs and other assets	12,946	11,931
Long-term assets from discontinued operations	2,989	6,159
Total assets	$1,138,231	$1,248,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$82,275	$66,544
Accrued liabilities	91,812	51,945
Accrued interest and dividends payable	17,773	8,535
Current portion of accrued oil and gas reclamation costs	146,661	106,791
Fair value of oil and gas derivative contracts	198	1,237
Current portion of accrued sulphur reclamation costs (discontinued
operations)	11,300	8,300
Current liabilities from discontinued operations	2,172	1,183
Total current liabilities	352,191	244,535
5¼% convertible senior notes	74,720	74,720
11.875% senior notes	300,000	300,000
Accrued oil and gas reclamation costs	203,809	321,920
Other long-term liabilities	17,031	16,602
Accrued sulphur reclamation costs (discontinued operations)	15,832	19,152
Other long-term liabilities from discontinued operations	6,149	6,145
Total liabilities	969,732	983,074
Stockholders' equity	168,499	265,808
Total liabilities and stockholders' equity	$1,138,231	$1,248,882

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and natural gas	$90,778	$105,822	$323,727	$294,969
Service	4,062	3,713	11,642	8,494
Total revenues	94,840	109,535	335,369	303,463
Costs and expenses:
Production and delivery costs	47,071	49,087	136,295	146,933
Depletion, depreciation and amortization expense	48,588	75,980	214,720	243,347
Exploration expenses	5,256	10,802	28,099	86,064
Gain on oil and gas derivative contracts	(942)	(738)	(4,210)	(16,624)
General and administrative expenses	11,148	9,621	35,267	32,983
Main Pass Energy Hub™ costs	230	297	805	1,413
Insurance recoveries	(5,584)	-	(14,755)	(18,742)
Gain on sale of oil and gas property	-	-	(3,455)	-
Total costs and expenses	105,767	145,049	392,766	475,374
Operating loss	(10,927)	(35,514)	(57,397)	(171,911)
Interest expense, net	(8,690)	(10,930)	(29,096)	(31,871)
Other income, net	72	298	177	3,470
Loss from continuing operations before income taxes	(19,545)	(46,146)	(86,316)	(200,312)
Income tax benefit	-	177	-	144
Loss from continuing operations	(19,545)	(45,969)	(86,316)	(200,168)
Loss from discontinued operations	(1,184)	(1,575)	(4,260)	(5,692)
Net loss	(20,729)	(47,544)	(90,576)	(205,860)
Preferred dividends and inducement payments for early
conversion of convertible preferred stock	(4,524)	(4,388)	(22,583)	(9,925)
Net loss applicable to common stock	$(25,253)	$(51,932)	$(113,159)	$(215,785)

Basic and diluted net loss per share of common
stock:
Continuing operations	$(0.25)	$(0.58)	$(1.17)	$(2.76)
Discontinued operations	(0.01)	(0.02)	(0.05)	(0.07)
Net loss per share of common stock	$(0.26)	$(0.60)	$(1.22)	$(2.83)

Average common shares outstanding:
Basic and diluted	95,469	86,038	92,789	76,152

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
Cash flow from operating activities:
Net loss	$(90,576)	$(205,860)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Loss from discontinued operations	4,260	5,692
Depletion, depreciation and amortization expense	214,720	243,347
Exploration drilling and related expenditures	7,522	61,707
Compensation expense associated with stock-based awards	15,701	11,966
Amortization of deferred financing costs	2,796	2,793
Change in fair value of oil and gas derivative contracts	4,065	23,586
Reclamation expenditures, net of prepayments by third parties	(70,786)	(39,625)
Increase in restricted cash	(11,041)	(11,293)
Gain on sale of oil and gas property	(3,455)	-
Other	295	(316)
(Increase) decrease in working capital:
Accounts receivable	16,340	32,914
Accounts payable and accrued liabilities	30,929	(14,219)
Prepaid expenses and inventories	(459)	(20,861)
Net cash provided by continuing operations	120,311	89,831
Net cash used in discontinued operations	(606)	(4,373)
Net cash provided by operating activities	119,705	85,458

Cash flow from investing activities:
Exploration, development and other capital expenditures	(160,259)	(113,375)
Proceeds from sale of oil and gas property	2,920	-
Net cash used in continuing operations	(157,339)	(113,375)
Net cash from discontinued operations	-	-
Net cash used in investing activities	(157,339)	(113,375)

Cash flow from financing activities:
Dividends paid and inducement payments on early conversion of
convertible preferred stock	(23,136)	(9,062)
Proceeds from exercise of stock options	197	-
Other	(652)	-
Net proceeds from the sale of common stock	-	84,929
Net proceeds from the sale of 8% convertible perpetual
preferred stock	-	83,228
Net cash (used in) provided by continuing operations	(23,591)	159,095
Net cash from discontinued operations	-	-
Net cash (used in) provided by financing activities	(23,591)	159,095
Net (decrease) increase in cash and cash equivalents	(61,225)	131,178
Cash and cash equivalents at beginning of year	241,418	93,486
Cash and cash equivalents at end of period	$180,193	$224,664

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other stockholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations.  The long-term business objective of Freeport Energy is to maximize the value of the offshore structures used in the former sulphur operations, which may include the pursuit of a multifaceted energy services facility, including the potential development of a liquefied natural gas (LNG) regasification and storage facility at the Main Pass Energy Hub (MPEH™) project.  McMoRan’s previously discontinued sulphur operations are presented as discontinued operations, and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

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

2.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands):

	September 30,	December 31,
	2010	2009
Senior secured revolving credit facility	$-	$-
11.875% senior notes due November 2014	300,000	300,000
5¼% convertible senior notes due October 2011	74,720	74,720
Total debt	374,720	374,720
Less current maturities	-	-
Long-term debt	$374,720	$374,720

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $175 million at September 30, 2010.  Although McMoRan had no borrowings outstanding under the credit facility during the quarter ended September 30, 2010, a letter of credit in the amount of $100 million is outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition, reducing the remaining availability under the facility to $75 million (Note 9 of the 2009 Form 10-K).

Availability under the credit facility is subject to a borrowing base, which is determined semi-annually each April and October.  McMoRan’s lenders are currently reviewing the borrowing base in connection with the October redetermination.

Interest expense includes amortization of the credit facility’s deferred financing costs and other facility fees.  During the third quarter and nine months ended September 30, 2010, interest expense on the credit facility totaled $1.5 million and $4.4 million, respectively.  Interest expense on the credit facility totaled $1.5 million and $4.2 million for the third quarter and nine months ended September 30, 2009, respectively.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan was in compliance with these covenants at September 30, 2010.

Fair Value of Debt
The fair value of McMoRan’s 5¼% convertible senior notes due October 2011 (5¼% notes) and 11.875% senior notes due November 2014 (11.875% senior notes) is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets.  The following table provides the estimated fair value of the 5¼% notes and the 11.875% senior notes as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
5¼% convertible senior notes	$85,827	$70,302
11.875% senior notes	330,000	307,125

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

McMoRan had a net loss from continuing operations in both the third quarter and nine months ended September 30, 2010 and 2009.  Accordingly, the assumed exercise of stock options, as well as the assumed conversion of McMoRan’s 8% convertible perpetual preferred stock (8% preferred stock), 6¾% mandatorily convertible preferred stock (6¾% preferred stock) and 5¼% notes, have been excluded from the diluted net loss per share calculations.  These instruments were excluded because they are considered to be anti-dilutive, meaning their inclusion would have decreased the reported net loss per share from continuing operations during these periods.  The excluded share amounts are summarized below (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Stock options a	1,337	-	1,262	-
Shares issuable upon assumed
conversion of:
6¾% preferred stock b	10,681	12,817	10,681	12,817
8% preferred stock b	3,247	12,605	4,800	4,617
5¼% notes c	4,508	4,508	4,508	4,508

a.
McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options for purposes of its diluted earnings per share calculation. The amount represents stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.

b.
McMoRan induced conversion of approximately 7,000 shares and 64,200 shares of its 8% preferred stock in the third quarter and nine months ended September 30, 2010, respectively (Note 7). Preferred dividends and inducement payments for the early conversion of shares of McMoRan’s convertible preferred stock totaled $4.5 million and $4.4 million for the quarters ended September 30, 2010 and 2009, respectively, and $22.6 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively.  See Note 8 of the 2009 Form 10-K for additional information regarding McMoRan’s 8% and 6¾% preferred stock.

c.
Net interest expense on the 5¼% notes totaled $0.8 million and $1.0 million during the third quarters of 2010 and 2009, respectively, and $2.7 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively. Additional information regarding McMoRan’s 5¼% notes is disclosed in Note 6 of the 2009 Form 10-K.

Outstanding stock options excluded from the computation of diluted net income (loss) per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented are as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Outstanding options (in thousands)	7,814	8,457	7,821	8,457
Average exercise price	$16.52	$15.36	$16.52	$15.36

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

At September 30, 2010, McMoRan’s outstanding oil and gas derivative contracts (all of which relate to remaining 2010 production) were as follows:

	Open Swap Positions a			Put Options b
		Average			Average
	Volumes	Swap Price		Volumes	Floor Price

Natural gas positions (million MMbtu)	0.5	$8.61	c	0.3	$6.00	c

Oil positions (thousand bbls)	18	$70.64	d	12	$50.00	d

a.	Covering the November-December 2010 period.
b.	Covering the October 2010 period.
c.	Price per MMbtu of natural gas.
d.	Price per barrel of oil.

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

	Third Quarter		Nine Months
	2010	2009	2010	2009
Realized (gain) loss
Gas puts	$(989)	$(5,521)	$(989)	$(5,521)
Oil puts	92	183	92	183
Gas swaps	-	-	(8,134)	(28,887)
Oil swaps	-	-	756	(5,985)
Total realized gain	(897)	(5,338)	(8,275)	(40,210)

Unrealized (gain) loss
Gas puts	583	4,568	117	101
Oil puts	(89)	(157)	(47)	893
Gas swaps	(609)	405	5,033	14,979
Oil swaps	70	(216)	(1,038)	7,613
Total unrealized (gain) loss	(45)	4,600	4,065	23,586
Gain on oil and gas derivative contracts	$(942)	$(738)	$(4,210)	$(16,624)

The original cost of the put options entered into for the 2008-2010 periods was $4.6 million.  There was no cost for entering into the swap contracts.  The derivative contracts are reported at fair value on McMoRan’s balance sheets.  The fair value of McMoRan’s swaps and puts is based on transaction counterparty acknowledgments and is corroborated using quoted market prices and internal valuation model analyses.  McMoRan has classified the fair value measurement of its derivative instruments as being derived from Level 2 inputs, as defined under U.S. generally accepted accounting principles (Note 7 of the 2009 Form 10-K).  The following tables provide fair value measurement information for these instruments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$614	$-	$2,500	$-	$3,114
Current liabilities	-	-	-	(198)	(198)
Fair value of contracts	$614	$-	$2,500	$(198)	$2,916

	December 31, 2009
	Puts		Swaps
	Gas	Oil	Gas	Oil	Total
Current assets	$1,113	$45	$7,535	$-	$8,693
Current liabilities	-	-	-	(1,237)	(1,237)
Fair value of contracts	$1,113	$45	$7,535	$(1,237)	$7,456

5.  INCOME TAXES
As of September 30, 2010 and December 31, 2009, McMoRan had approximately $446.7 million and $415.0 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance against these deferred tax assets (Note 13 of the 2009 Form 10-K).  If future circumstances permit the allowance to be reversed, McMoRan’s effective tax rate would be positively affected in future periods to the extent these deferred tax assets are recognized.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana (state).  Tax periods open to audit for McMoRan include federal income tax returns subsequent to 2006 and Louisiana income tax returns subsequent to 2005.  Net operating loss amounts associated with prior periods are also subject to audit.

6. OIL AND GAS ACTIVITIES
Pending Acquisition of Plains Exploration & Production Company’s Shallow Water Gulf of Mexico Assets & Related Financing Transactions.
On September 20, 2010, McMoRan announced an agreement to acquire Plains Exploration and Production Company’s (PXP) shallow water Gulf of Mexico Shelf assets for a combination of stock and cash.  Under the terms of the transaction, McMoRan will issue 51 million shares of McMoRan common stock and pay $75 million in cash to PXP to acquire all of PXP’s interests and exploration rights in the shallow waters of the shelf of the Gulf of Mexico (Acquisition).   The closing of the acquisition is expected by year-end 2010 and is subject to McMoRan’s stockholder approval of the issuance of common stock to PXP, as required by New York Stock Exchange (NYSE) rules, the completion of financing transactions, receipt of regulatory approvals and other customary closing conditions.

McMoRan also announced that, upon concurrent completion of the PXP transaction, it will privately issue $900 million in equity-linked securities to fund future capital expenditures associated with McMoRan’s expanded asset base and for general corporate purposes.  The financing includes $200 million of 7-year 4% Convertible Senior Notes, which will be sold to institutional investors (Institutional Investors), and $700 million of 5¾% Convertible Perpetual Preferred Stock, of which $500 million of one series will be sold to Freeport-McMoRan Copper & Gold Inc. (FCX) and $200 million of another series will be sold to the Institutional Investors.  McMoRan is a party to a services agreement with FM Services Company (Services Company), a wholly owned subsidiary of FCX, under which the Services Company provides McMoRan with executive, technical, administrative, accounting, financial, tax and other services pursuant to a fixed fee arrangement.  See Note 15 of the 2009 Form 10-K for more information regarding transactions with the Services Company.

The total value (purchase price) of the Acquisition will be determined at the date of closing, and it will be subject to adjustment based on final settlement of certain items.  Based upon the value of

McMoRan’s common stock as of the day prior to the Acquisition’s September 20, 2010 announcement date ($14.57 per share), the aggregate value of the cash and stock portions of the estimated purchase consideration approximated $820 million.  The effective date of the Acquisition is August 1, 2010.  Changes related to the impact of movements in the trading value of McMoRan’s common stock through the closing date of the Acquisition, and estimated closing adjustments to reflect the August 1, 2010 effective date, including post August 1, 2010 revenues, operating expenses and capital and reclamation expenditures relating to the acquired properties all will be factors in determining the final recorded purchase price.  Because a significant portion of the purchase consideration is comprised of a fixed amount of McMoRan common stock, changes in McMoRan’s common stock value through the date of closing could materially impact the total recorded purchase price.

The closings of the financing transactions are conditioned upon concurrent completion of the PXP transaction, our stockholder approval of the issuance of securities to FCX, and other customary closing conditions.  The description of the agreements and information related to the acquisition and issuance of McMoRan equity-linked securities contained in Item 1.01 of McMoRan’s current report on Form 8-K filed with the SEC on September 23, 2010 are incorporated herein by reference.

Exploration and Operations.
McMoRan has investments in seven in-progress or unproved properties totaling $167.6 million at September 30, 2010, including, $5.7 million for the Lafitte exploration well, $11.6 million for the Hurricane Deep sidetrack well, $31.5 million for the Blackbeard East well, $31.2 million for the South Timbalier Block 168 No. 1 (Blackbeard West) well, $25.9 million for the Davy Jones offset appraisal well, $37.2 million for the initial Davy Jones well and $24.5 million for the Blueberry Hill exploratory well.

McMoRan currently holds the rights to the Blackbeard West lease under a Suspension of Operations (SOO) agreement with the Bureau of Ocean Energy Management Regulation and Enforcement Agency (BOEMRE), the term of which extends through November 30, 2010.  McMoRan is pursuing a new SOO to provide additional time for McMoRan to complete its assessment and to secure the commercial arrangements necessary to facilitate further development of this property.  While McMoRan believes it is reasonably likely that an extension of time will be obtained, there are no assurances that its efforts will be successful, which could result in McMoRan being required to relinquish its ownership rights in this property.

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

As also discussed in Note 1 of the 2009 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers as adjusted for current period production.  Future cash flows are determined using published period-end forward market prices adjusted for property-specific price basis differentials, net of estimated future production and development costs and excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers market participants’ expected rates of return for similar type assets if acquired under current market conditions.

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

McMoRan recorded impairment charges of $11.3 million and $82.0 million, respectively, during the third quarter and nine months ended September 30, 2010 following impairment assessments of the carrying value of its oil and gas properties.  These charges reflect the impact of declines in the market prices of natural gas during the first and third quarters of 2010 and negative reserve revisions resulting from well performance issues encountered at certain properties during the second quarter of 2010.  McMoRan also recorded impairment charges of $11.2 million and $64.8 million, respectively, during the third quarter and nine months ended September 30, 2009.  McMoRan considers the fair value measurements used in its impairment evaluations to be derived from Level 3 inputs.

Since the fourth quarter of 2008, the decline in market prices for oil and natural gas coupled with other operational factors triggered impairment assessments that ultimately resulted in significant impairment charges for several of McMoRan’s oil and gas property investments.  Additional impairment charges may be recorded in future periods if prices weaken further, or if other unforeseen operational issues occur that negatively impact McMoRan’s ability to fully recover its current investments in oil and gas properties.

For more information regarding the risks associated with the declines in the future market prices of oil and natural gas and the other factors that could impact current reserve estimates, see Part I, Item 1A. “Risk Factors” included in the 2009 Form 10-K.

2008 Hurricane Activity.
Hurricanes Gustav and Ike impacted Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts in September 2008.  Although there was no significant damage to McMoRan’s properties resulting from Hurricane Gustav, Hurricane Ike caused significant structural damage to several platforms in which McMoRan had an investment interest.  Since the third quarter of 2008, McMoRan has recorded charges totaling in excess of $180 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been funded to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by McMoRan over the next several years.  Consistent with McMoRan’s claims experience to date, McMoRan expects to realize a substantial recovery in future periods under its insurance program for a large portion of these hurricane related costs, reimbursement for which is received after damage-related expenditures are funded and related claims are approved.  McMoRan recognized net insurance proceeds of $5.6 million and $14.8 million, respectively, in the third quarter and nine months ended September 30, 2010.  McMoRan recognized net insurance proceeds of $18.7 million in the nine months ended September 30, 2009 as the initial payment associated with certain of McMoRan’s insured losses resulting from these hurricanes.  Since 2009, McMoRan has recognized net insurance proceeds of $39.3 million related to the 2008 hurricane events in the Gulf of Mexico.

Accrued Reclamation Obligations.
For more information regarding McMoRan’s accounting policies for asset retirement obligations see Notes 1 and 16 of the 2009 Form 10-K.   A summary of changes in McMoRan’s asset retirement obligations (including both current and long-term obligations) since December 31, 2009 follows (in thousands):

	Oil and
	Natural Gas	Sulphur
Asset retirement obligation at beginning of year	$428,711	$27,452
Liabilities settled	(96,032)	(1,381)
Accretion expense	12,826	1,061
Reclamation costs assumed from third parties	2,613	-
Incurred liabilities	-	-
Revision for changes in estimates and other	2,352	-
Asset retirement obligations at September 30, 2010	$350,470	$27,132

Inventory.
Product inventories totaled $0.5 million at September 30, 2010 and $0.6 million at December 31, 2009, consisting solely of oil production from Main Pass Block 299.  Materials and supplies inventory totaled $38.8 million at September 30, 2010 and $47.2 million at December 31, 2009, representing the cost of supplies to be used in McMoRan’s drilling activities, primarily drilling pipe and tubulars. These costs will be partially reimbursed by third party participants in wells supplied with these materials.  There were no lower of cost or market adjustments charged to operations with respect to McMoRan’s inventories during the quarter or nine months ended September 30, 2010.  McMoRan charged $3.3 million to operations for inventory lower of cost or market adjustments during the nine months ended September 30, 2009, respectively.

Recent Events in the Gulf of Mexico.
On April 20, 2010, the Deepwater Horizon, an offshore drilling rig located in the deepwater of the Gulf of Mexico, sank following a catastrophic explosion and fire.  This event significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and ultimately resulted in the temporary suspension of all deepwater drilling and exploration activity in the Gulf of Mexico.  The suspension previously imposed by the U.S. government was lifted on October 13, 2010; however, delays in obtaining drilling permits and compliance with new safety regulations could slow activity by Gulf of Mexico operators.  McMoRan has continued to advance its exploration and development activities despite a challenging regulatory environment.

While the suspension did not apply to any of McMoRan’s current operations or prospects, new regulations and enhanced safety certifications have been issued for all operations in the Gulf of Mexico.  McMoRan completed the necessary initial certifications in June 2010 and is providing required information to secure permits for future drilling.  The processing of permits has been slower than previously experienced, and continued delays in obtaining permits from the Department of the Interior could impact the timing of drilling new wells scheduled during the remainder of 2010 and beyond.  McMoRan's in-progress drilling operations, including the wells currently drilling at Davy Jones and Blackbeard East have not been affected.  Additionally, McMoRan was recently successful in obtaining a permit to drill its Lafitte ultra-deep exploratory well and operations have commenced.  Other permits submitted to the Department of the Interior are still under review.

The events described above have heightened the challenges to McMoRan of managing and deploying available resources to ensure that its commitments are effectively managed and met.  McMoRan has significant drilling and other commitments associated with its business strategy.  Although the current operating environment has had no significant impact on McMoRan’s ability to effectively manage its commitments to date, uncertainties associated with McMoRan’s ability to obtain necessary permits could impact future financial results.

7. OTHER MATTERS
8% Preferred Stock Conversions.
During the third quarter ended September 30, 2010, McMoRan privately negotiated the induced conversion of approximately 7,000 shares of its 8% preferred stock with a liquidation preference of $7.0 million into approximately 1.0 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock).  To induce the early conversions of these shares of 8% preferred stock, McMoRan paid an aggregate of $1.4 million in cash to the holders of these shares which is included as a charge in McMoRan’s consolidated statements of operations within preferred dividends and inducement payments for early conversion of convertible preferred stock.  McMoRan induced conversion of approximately 64,200 shares of its 8% preferred stock with a liquidation preference of $64.2 million into approximately 9.4 million shares of its common stock during the nine months ended September 30, 2010.  McMoRan paid an aggregate of $12.2 million in cash to the holders of these shares during the nine months ended September 30, 2010 to induce the early conversions of these shares. Following these transactions, approximately 22,100 shares of McMoRan’s 8% preferred stock remain outstanding.

6¾% Preferred Stock.
McMoRan has 1.6 million shares of its 6¾% preferred stock ($158.9 million liquidation preference) which will automatically convert on November 15, 2010 into between approximately 10.7 million and 12.8 million common shares of McMoRan common stock. The conversion rate depends on the applicable average closing market price of McMoRan common stock over the 20-trading-day period beginning on October 14, 2010, and ending on November 10, 2010. If the applicable average closing market price of McMoRan’s common stock is above $14.88, then the conversion rate per $100 face amount of the 6¾% preferred stock will be 6.7204. The conversion rate would be 8.0645 if the applicable average closing market price of our common stock is below $12.40. For average common stock prices greater than or equal to $12.40 and equal to or less than $14.88, the conversion rate will be equal to $100 divided by McMoRan’s average closing common stock price during the 20-trading-day period.  The average closing market price of McMoRan’s common stock from October 14, 2010 through November 8, 2010 was $16.50 per share.

Stockholders’ Equity.
Activity within McMoRan’s stockholders’ equity accounts for the nine months ended September 30, 2010 follows:

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Common stock held in treasury	Total Stockholders’ Equity
Balance as of January 1, 2010	$245,184	$885	$1,053,684	$(987,139)	$(346)	$(46,460)	$265,808
Stock-based compensation
expense	-	-	15,701	-	-	-	15,701
Preferred stock dividends and
related costs	-	-	(22,583)	-	-	-	(22,583)
Preferred stock conversions	(64,187)	94	64,093		-		-
Stock option exercises	-	-	197	-	-	-	197
Net loss	-	-	-	(90,576)	-	-	(90,576)
Stock tendered for taxes	-	-	-	-	-	(21)	(21)
Other comprehensive loss	-	-	-	-	(27)	-	(27)
Balance as of September 30, 2010	$180,997	$979	$1,111,092	$(1,077,715)	$(373)	$(46,481)	$168,499

Capitalized Interest.
Interest expense capitalized by McMoRan totaled $3.1 million in the third quarter of 2010 and $6.3 million for the nine months ended September 30, 2010.  Capitalized interest totaled $0.8 million in the third quarter of 2009 and $3.2 million for the nine months ended September 30, 2009.

Pension Plan.
McMoRan provides certain health care and life insurance benefits (Other Benefits) to retired employees.  See Note 12 of the 2009 Form 10-K for more information regarding the Other Benefits plan.  The components of net periodic benefit cost for McMoRan’s Other Benefits plan follows (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Service cost	$17	$13	$50	$38
Interest cost	60	72	180	215
Return on plan assets	-	-	-	-
Amortization of prior service costs
and actuarial gains	(9)	(10)	(27)	(30)
Net periodic benefit expense	$68	$75	$203	$223

Stock-Based Compensation.
For information regarding McMoRan’s accounting for stock-based awards, see Note 1 of the 2009 Form 10-K.  Compensation cost charged to expense for stock-based awards follows (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Cost of options awarded to employees (including
directors)	$2,757	$2,553	$14,704	$11,168
Cost of options awarded to non-employees	180	143	690	543
Cost of restricted stock units	107	90	307	255
Total compensation cost	$3,044	$2,786	$15,701	$11,966

On February 1, 2010, McMoRan’s Board of Directors granted a total of 1,766,500 stock options to its employees at an exercise price of $15.73 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2010.  McMoRan recorded $6.7 million in charges related to immediately vested stock options in the first quarter of 2010.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  The weighted average fair value per share of the 1,816,500 options granted during the nine months ended September 30, 2010 was $10.18.
McMoRan’s Board of Directors granted a total of 1,815,500 stock options to its employees at an exercise price of $6.44 per share on February 2, 2009.  McMoRan recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.  The weighted average fair value per share of the 1,855,500 options granted in the nine months ended September 30, 2009 was $3.98.

As of September 30, 2010, total compensation cost related to unvested, approved stock option awards not yet recognized in earnings was approximately $18.1 million, which is expected to be recognized over a weighted average period of approximately one year.

Comprehensive loss.
McMoRan’s comprehensive loss follows (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Net loss	$(25,253)	$(51,932)	$(113,159)	$(215,785)
Other comprehensive loss:
Amortization of previously unrecognized pension
components, net	(9)	(10)	(27)	(30)
Comprehensive loss	$(25,262)	$(51,942)	$(113,186)	$(215,815)

Subsequent Events Evaluation.
McMoRan evaluated subsequent events for purposes of its September 30, 2010 financial reporting through the date of filing of its quarterly report on Form 10-Q with the Securities and Exchange Commission.

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

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at September 30, 2010 and December 31, 2009 and the related condensed consolidating statements of operations and cash flow for the quarter and nine months ended September 30, 2010 and 2009, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
September 30, 2010
			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,045	$178,978	$170	$-	$180,193
Accounts receivable	3	72,704	-	-	72,707
Inventories	-	39,277	-	-	39,277
Prepaid expenses	2,461	21,470	-	-	23,931
Fair value of derivative contracts	-	3,114	-	-	3,114
Current assets from discontinued
operations	-	-	965	-	965
Total current assets	3,509	315,543	1,135	-	320,187
Property, plant and equipment, net	-	749,360	31	-	749,391
Investment in subsidiaries	656,910	-	-	(656,910)	-
Amounts due from affiliates	-	99,309	-	(99,309)	-
Deferred financing costs and other assets	8,994	56,670	-	-	65,664
Discontinued sulphur assets	-	-	2,989	-	2,989
Total assets	$669,413	$1,220,882	$4,155	$(756,219)	$1,138,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251	$81,504	$520	$-	$82,275
Accrued liabilities	5,305	86,935	(428)	-	91,812
Current portion of oil and gas
accrued reclamation costs	-	146,661	-	-	146,661
Other current liabilities	16,942	1,029	-	-	17,971
Current liabilities from discontinued
operations	-	-	13,472	-	13,472
Total current liabilities	22,498	316,129	13,564	-	352,191
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	97,150	-	2,159	(99,309)	-
Accrued oil and gas reclamation costs	-	203,809	-	-	203,809
Other long-term liabilities	6,546	8,870	1,615	-	17,031
Long-term liabilities from discontinued
operations	-	-	21,981	-	21,981
Total liabilities	500,914	528,808	39,319	(99,309)	969,732
Commitments and contingencies
Stockholders’ equity (deficit)	168,499	692,074	(35,164)	(656,910)	168,499
Total liabilities and stockholders’ equity
(deficit)	$669,413	$1,220,882	$4,155	$(756,219)	$1,138,231

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$16	$241,400	$2	$-	$241,418
Accounts receivable	-	79,681	-	-	79,681
Inventories	-	47,818	-	-	47,818
Prepaid expenses	2,919	11,538	-	-	14,457
Fair value of derivative contracts	-	8,693	-	-	8,693
Current assets from discontinued
operations	-	-	825	-	825
Total current assets	2,935	389,130	827	-	392,892
Property, plant and equipment, net	-	796,192	31	-	796,223
Investment in subsidiaries	694,820	-	-	(694,820)	-
Amounts due from affiliates		53,173	-	(53,173)	-
Deferred financing costs and other assets	6,374	47,234	-	-	53,608
Discontinued sulphur assets	-	-	6,159	-	6,159
Total assets	$704,129	$1,285,729	$7,017	$(747,993)	$1,248,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188	$66,209	$147	$-	$66,544
Accrued liabilities	728	51,217		-	51,945
Current portion of oil and gas
accrued reclamation costs	-	106,791	-	-	106,791
Other current liabilities	7,698	2,074	-	-	9,772
Current liabilities from discontinued
operations	-	-	9,483	-	9,483
Total current liabilities	8,614	226,291	9,630	-	244,535
Long-term debt	374,720	-	-	-	374,720
Amounts due to affiliates	48,977	-	4,196	(53,173)	-
Accrued oil and gas reclamation costs	-	321,920	-	-	321,920
Other long-term liabilities	6,010	8,975	1,617	-	16,602
Long-term liabilities from discontinued
operations	-	-	25,297	-	25,297
Total liabilities	438,321	557,186	40,740	(53,173)	983,074
Commitments and contingencies
Stockholders’ equity (deficit)	265,808	728,543	(33,723)	(694,820)	265,808
Total liabilities and stockholders’ equity
(deficit)	$704,129	$1,285,729	$7,017	$(747,993)	$1,248,882

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended September 30, 2010

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$90,778	$-	$-	$90,778
Service	-	4,062	-	-	4,062
Total revenues	-	94,840	-	-	94,840
Costs and expenses:
Production and delivery costs	-	47,085	(14)	-	47,071
Depletion, depreciation and amortization
expense	-	48,588	-	-	48,588
Exploration expenses	-	5,256	-	-	5,256
Gain on oil and gas derivative contracts	-	(942)	-	-	(942)
General and administrative expenses	2,654	8,494	-	-	11,148
Main Pass Energy HubTM costs	-	-	230	-	230
Insurance recoveries	-	(5,584)	-	-	(5,584)
Gain on sale of oil and gas property	-	-	-	-	-
Total costs and expenses	2,654	102,897	216	-	105,767
Operating loss	(2,654)	(8,057)	(216)	-	(10,927)
Interest expense, net	(8,670)	(20)	-	-	(8,690)
Equity in losses of consolidated					-
subsidiaries	(9,399)	-	-	9,399	-
Other income (expense), net	(6)	78	-	-	72
Loss from continuing operations before
income taxes	(20,729)	(7,999)	(216)	9,399	(19,545)
Income tax benefit	-	-	-	-	-
Loss from continuing operations	(20,729)	(7,999)	(216)	9,399	(19,545)
Loss from discontinued operations	-	-	(1,184)	-	(1,184)
Net loss	(20,729)	(7,999)	(1,400)	9,399	(20,729)
Preferred dividends and other related
preferred stock costs	(4,524)	-	-	-	(4,524)
Net loss applicable to common stock	$(25,253)	$(7,999)	$(1,400)	$9,399	$(25,253)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2010

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$323,727	$-	$-	$323,727
Service	-	11,642	-	-	11,642
Total revenues	-	335,369	-	-	335,369
Costs and expenses:
Production and delivery costs	-	136,334	(39)	-	136,295
Depletion, depreciation and amortization
expense	-	214,720	-	-	214,720
Exploration expenses	-	28,099	-	-	28,099
Gain on oil and gas derivative contracts	-	(4,210)	-	-	(4,210)
General and administrative expenses	5,565	29,702	-	-	35,267
Main Pass Energy HubTM costs	-	-	805	-	805
Insurance recoveries	-	(14,755)	-	-	(14,755)
Gain on sale of oil and gas property	-	(3,455)	-	-	(3,455)
Total costs and expenses	5,565	386,435	766	-	392,766
Operating loss	(5,565)	(51,066)	(766)	-	(57,397)
Interest expense, net	(29,076)	(20)	-	-	(29,096)
Equity in losses of consolidated					-
subsidiaries	(55,928)	-	-	55,928	-
Other income (expense), net	(7)	184	-	-	177
Loss from continuing operations before
income taxes	(90,576)	(50,902)	(766)	55,928	(86,316)
Income tax benefit	-	-	-	-	-
Loss from continuing operations	(90,576)	(50,902)	(766)	55,928	(86,316)
Loss from discontinued operations	-	-	(4,260)	-	(4,260)
Net loss	(90,576)	(50,902)	(5,026)	55,928	(90,576)
Preferred dividends and other related
preferred stock costs	(22,583)	-	-	-	(22,583)
Net loss applicable to common stock	$(113,159)	$(50,902)	$(5,026)	$55,928	$(113,159)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended September 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$105,822	$-	$-	$105,822
Service	-	3,713	-	-	3,713
Total revenues	-	109,535	-	-	109,535
Costs and expenses:
Production and delivery costs	-	49,104	(17)	-	49,087
Depletion, depreciation and
amortization expense	-	75,980	-	-	75,980
Exploration expenses	-	10,802	-	-	10,802
Gain on oil and gas derivative contracts	-	(738)	-	-	(738)
General and administrative expenses	1,189	8,435	(3)	-	9,621
Main Pass Energy Hub™ costs	-	-	297	-	297
Insurance recoveries	-	-	-	-	-
Total costs and expenses	1,189	143,583	277	-	145,049
Operating loss	(1,189)	(34,048)	(277)	-	(35,514)
Interest expense, net	(10,283)	(647)	-	-	(10,930)
Equity in losses of consolidated					-
subsidiaries	(36,243)	-	-	36,243	-
Other income (expense), net	(6)	304	-	-	298
Loss from continuing operations before
income taxes	(47,721)	(34,391)	(277)	36,243	(46,146)
Income tax benefit	177	-	-	-	177
Loss from continuing operations	(47,544)	(34,391)	(277)	36,243	(45,969)
Loss from discontinued operations	-	-	(1,575)	-	(1,575)
Net loss	(47,544)	(34,391)	(1,852)	36,243	(47,544)
Preferred dividends and other related
costs	(4,388)	-	-	-	(4,388)
Net loss applicable to common stock	$(51,932)	$(34,391)	$(1,852)	$36,243	$(51,932)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2009

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$294,969	$-	$-	$294,969
Service	-	8,494	-	-	8,494
Total revenues	-	303,463	-	-	303,463
Costs and expenses:
Production and delivery costs	-	146,977	(44)	-	146,933
Depletion, depreciation and
amortization expense	-	243,347	-	-	243,347
Exploration expenses	-	86,064	-	-	86,064
Gain on oil and gas derivative contracts	-	(16,624)	-	-	(16,624)
General and administrative expenses	4,474	28,484	25	-	32,983
Main Pass Energy Hub™ costs	-	-	1,413	-	1,413
Insurance recoveries	-	(18,742)	-	-	(18,742)
Total costs and expenses	4,474	469,506	1,394	-	475,374
Operating loss	(4,474)	(166,043)	(1,394)	-	(171,911)
Interest expense	(30,851)	(1,020)	-	-	(31,871)
Equity in losses of consolidated					-
subsidiaries	(170,656)	-	-	170,656	-
Other income (expense), net	(23)	3,493	-	-	3,470
Loss from continuing operations before
income taxes	(206,004)	(163,570)	(1,394)	170,656	(200,312)
Income tax benefit	144	-	-	-	144
Loss from continuing operations	(205,860)	(163,570)	(1,394)	170,656	(200,168)
Loss from discontinued operations	-	-	(5,692)	-	(5,692)
Net loss	(205,860)	(163,570)	(7,086)	170,656	(205,860)
Preferred dividends and other related
preferred stock costs	(9,925)	-	-	-	(9,925)
Net loss applicable to common stock	$(215,785)	$(163,570)	$(7,086)	$170,656	$(215,785)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Nine Months Ended September 30, 2010

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in) continuing
operations	$27,970	$94,917	$(2,576)	$120,311
Net cash used in discontinued operations	-	-	(606)	(606)
Net cash provided by (used in) operating
activities	27,970	94,917	(3,182)	119,705

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(160,259)	-	(160,259)
Gain on sale of oil and gas property	-	2,920	-	2,920
Net cash used in investing activities	-	(157,339)	-	(157,339)

Cash flow from financing activities:
Dividends paid and conversion inducement	(23,136)	-	-	(23,136)
payments on convertible preferred stock
Proceeds from exercise of stock options	197	-	-	197
Other	(652)	-	-	(652)
Investment from parent	(3,350)	-	3,350	-
Net cash (used in) provided by financing
activities	(26,941)	-	3,350	(23,591)

Net increase (decrease) in cash and cash
equivalents	1,029	(62,422)	168	(61,225)
Cash and cash equivalents at beginning
of year	16	241,400	2	241,418
Cash and cash equivalents at end of year	$1,045	$178,978	$170	$180,193

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Nine Months Ended September 30, 2009

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in) continuing
operations	$(154,182)	$244,568	$(555)	$89,831
Net cash used in discontinued operations	-	-	(4,373)	(4,373)
Net cash provided by (used in) operating
activities	(154,182)	244,568	(4,928)	85,458

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(113,375)	-	(113,375)
Net cash used in investing activities	-	(113,375)	-	(113,375)

Cash flow from financing activities:
Dividends paid on convertible preferred stock	(9,062)	-	-	(9,062)
Proceeds from the sale of common stock	84,929	-	-	84,929
Proceeds from the sale of 8% preferred stock	83,228	-	-	83,228
Investment from parent	(4,925)	-	4,925	-
Net cash provided by financing activities	154,170	-	4,925	159,095

Net increase (decrease) in cash and cash
equivalents	(12)	131,193	(3)	131,178
Cash and cash equivalents at beginning
of year	35	93,442	9	93,486
Cash and cash equivalents at end of year	$23	$224,635	$6	$224,664

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan sustained losses from continuing operations totaling $86.3 million for the nine months ended September 30, 2010, and thus did not cover its fixed charges of $35.6 million for the nine months ended September 30, 2010.  McMoRan sustained losses from continuing operations totaling $200.2 million for the nine months ended September 30, 2009, and thus did not cover its fixed charges of $35.0 million for the nine months ended September 30, 2009.   For this calculation, earnings consist of losses from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of September 30, 2010, and the related consolidated statements of operations for the three-and nine-month periods ended September 30, 2010 and 2009 and cash flow for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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
November 9, 2010

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

We engage in the exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico and onshore in the Gulf Coast area. Our exploration strategy is focused on the “deep gas play,” drilling to depths of 15,000 to 25,000 feet in the shallow waters of the Gulf of Mexico and Gulf Coast area to target large structures in the Deep Miocene, and on the “ultra-deep play” in the shallow waters at depths below 25,000 feet.  We are one of the largest acreage holders on the Shelf of the Gulf of Mexico and onshore in the Gulf Coast area and have rights to approximately 1.0 million gross acres, including over 200,000 gross acres associated with the ultra-deep gas play below the salt weld.  We do not operate in the deepwater Gulf of Mexico. Our focused strategy enables us to make efficient use of our geological, engineering and production strengths in these areas where we have more than 35 years of operating experience. We also believe that the scale of our operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

On September 20, 2010, we announced an agreement to acquire Plains Exploration and Production Company’s (PXP) shallow water Gulf of Mexico Shelf assets for a combination of stock and cash.  Under the terms of the transaction, we will issue 51 million shares of our common stock and pay $75 million in cash to PXP to acquire all of PXP’s interests and exploration rights in the shallow waters of the Shelf of the Gulf of Mexico.

The transaction will increase our scale of operations on the Gulf of Mexico shelf, consolidate our ownership in core focus areas, expand our participation in future production from our deep gas and ultra-deep exploration and development programs and increase current reserves and production. In addition, we will continue to benefit from our positive relationship with PXP through PXP’s significant shareholding position in our company.

The closing of the acquisition is subject to our stockholder approval of the issuance of common stock to PXP, as required by New York Stock Exchange (NYSE) rules, the completion of financing transactions, receipt of regulatory approvals and other customary closing conditions.  Early termination of the waiting period under the Hart-Scott-Rodino Act was granted in mid-October.  Preliminary proxy materials related to our stockholder meeting were filed with the Securities and Exchange Commission (SEC) on October 5, 2010.  We expect to hold the stockholder meeting and close the acquisition by year-end 2010.

We also announced that we will privately issue $900 million in equity-linked securities to fund future capital expenditures associated with our expanded asset base and for general corporate purposes.  The financing includes $400 million in investments from institutional investors and $500 million from Freeport-McMoRan Copper & Gold Inc. (FCX).  We are a party to a services agreement with FM Services Company (Services Company), a wholly owned subsidiary of FCX, under which the Services Company provides us with executive, technical, administrative, accounting, financial, tax and other services pursuant to a fixed fee arrangement.  See Footnote 15 of our 2009 Form 10-K for more information regarding transactions with the Services Company.

During the nine months ended September 30, 2010, we invested $160.3 million on capital-related projects primarily associated with our exploration activities. Our exploration, development and other capital expenditures for 2010 are expected to approximate $220 million, including approximately $140 million in exploration costs and $80 million in development costs. During the nine months ended September 30, 2010, we incurred $70.8 million of abandonment expenditures, net of prepayments by third parties.  We plan to spend approximately $110 million  in 2010 for the abandonment and removal of oil and gas structures in the Gulf of Mexico, including $50 million associated with hurricane damage reclamation for which we expect reimbursement under our insurance program.

Capital spending will continue to be driven by exploration and development opportunities and managed based on market conditions.  We plan to fund our capital spending through available cash, cash flow from operations, participation by partners in exploration and development projects and the recently announced new financings. We continue to monitor the global financial and credit markets, as well as the fluctuations in oil and natural gas market prices, all of which have been widely publicized and may ultimately have a material effect on one or more facets of our business and overall business strategy.  For additional information, see Part 1, Item 1A. “Risk Factors” included in our 2009 Form 10-K and Part II, Item 1A. “Risk Factors” included in this report on Form 10-Q.

North American Natural Gas and Oil Market Environment
Our current production volume is comprised of approximately 75 percent natural gas and 25 percent oil.  As a result, our revenues are generally more sensitive to changes in the market price of natural gas than to changes in the market price of oil.  North American natural gas averaged $4.24 per MMbtu during the third quarter of 2010.  The spot price for natural gas was $4.09 per MMbtu on November 8, 2010.  The average oil price for the third quarter of 2010 was $76.09 per barrel and the spot price for oil was $87.06 per barrel on November 8, 2010.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Part 1, Item 1A. “Risk Factors” included in our 2009 Form 10-K).

OPERATIONAL ACTIVITIES
Production Update

Third-quarter 2010 production averaged 146 MMcfe/d net to us, compared with 215 MMcfe/d in the third quarter of 2009.  Production is expected to average approximately 140 MMcfe/d in the fourth quarter of 2010 and 160 MMcfe/d for the year.  These estimates exclude production from recent discoveries and from the properties to be acquired from PXP, which averaged 45 MMcfe/d in the third quarter of 2010.  Our estimated production rates are dependent on the timing of planned recompletions, production performance and other factors.

Production from the Flatrock field averaged a gross rate of approximately 182 MMcfe/d (34 MMcfe/d net to us) in the third quarter of 2010.  The operator successfully recompleted the #230 well to an up hole zone in the third quarter of 2010 and plans to recomplete the #229 well in the fourth quarter of 2010.  We currently own a 25.0 percent working interest in Flatrock.  Upon completion of the PXP property acquisition, our working interest in Flatrock would increase from 25.0 percent to 55.0 percent.

Oil and Gas Activities
On April 20, 2010, the Deepwater Horizon, an offshore drilling rig located in the deepwater of the Gulf of Mexico, sank following a catastrophic explosion and fire.  This event significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and ultimately resulted in the temporary suspension of all deepwater drilling and exploration activity in the Gulf of Mexico.  The suspension previously imposed by the U.S. government was lifted on October 13, 2010; however, delays in obtaining drilling permits and compliance with new safety regulations could slow activity by Gulf of Mexico operators. We have continued to advance our exploration and development activities despite a challenging regulatory environment.

While the suspension did not apply to any of our current operations or prospects, new regulations and enhanced safety certifications have been issued for all operations in the Gulf of Mexico.  We completed the necessary initial certifications in June 2010 and are providing required information to secure permits for future drilling.  The processing of permits has been slower than previously experienced, and continued delays in obtaining permits from the Department of the Interior could impact the timing of drilling new wells scheduled during the remainder of 2010 and beyond.  Our in-progress drilling operations, including the wells currently drilling at Davy Jones and Blackbeard East have not been affected.  Additionally, we were recently successful in obtaining a permit to drill our Lafitte ultra-deep exploratory well and operations have commenced.  Other permits submitted to the Department of the Interior are still under review.

The events described above have heightened the challenges to us of managing and deploying available resources to ensure that our commitments are effectively managed and met.  We have significant drilling and other commitments associated with our business strategy.  Although the current operating environment has had no significant impact on our ability to effectively manage our commitments to date, uncertainties associated with our ability to obtain necessary permits could impact future financial results.

Shallow Water, Deep Gas Exploration Activities.

The Blueberry Hill #9 STK1, located on Louisiana State Lease 340 in 10 feet of water, commenced drilling on April 26, 2010 and was drilled to a true vertical depth (TVD) of 24,200 feet in August 2010.  As previously reported, wireline logs indicated that the well encountered 105 net feet of hydrocarbon bearing sands with exceptional porosity in the Miocene.  We are currently completing the well and expect to begin production from the well in the first quarter of 2011.

We currently own a 42.9 percent working interest and a 29.7 percent net revenue interest in the Blueberry Hill well.  Upon completion of the PXP property acquisition, we would own a 90.8 percent working interest and a 62.8 percent net revenue interest in Blueberry Hill.  Our investment in the Blueberry Hill field totaled $31.2 million at September 30, 2010, including $24.5 million in costs associated with the #9 STK1 well currently being completed for production.

The Laphroaig No. 2 well in St. Mary Parish, Louisiana commenced drilling on September 24, 2010, and is currently drilling below 15,500 feet with a planned total depth of 20,000 feet.  The well is targeting proven undeveloped reserves identified by the discovery well as well as additional exploration potential.  The Laphroaig discovery well was drilled in 2007.  We have a 37.3 percent working interest and a 28.5 percent net revenue interest in the Laphroaig prospect.  Our investment in the Laphroaig No. 2 well totaled $0.5 million at September 30, 2010.

Our near-term deep gas exploratory drilling plans also include the Boudin, Hurricane Deep and Platte prospects.  Boudin is located in 20 feet of water on Eugene Island Block 26.  The well has a proposed total depth of 23,050 feet and will test Miocene objectives.  We hold a 37.1 percent working interest in Boudin and upon completion of the PXP property acquisition would hold a 74.2 percent working interest in Boudin.  We hold a 29.4 percent net revenue interest in Boudin and upon completion of the PXP acquisition would hold a 58.8 percent net revenue interest.  Hurricane Deep is located on the southern flank of the Flatrock structure in 12 feet of water on South Marsh Island Block 217.  The well has a proposed total depth of 20,000 feet and is targeting the significant Gyro sand encountered in the Hurricane Deep well (No. 226) in 2007.  The location also offers the opportunity to evaluate deeper potential Gyro zones.  We currently hold a 25 percent working interest and upon completion of the PXP property acquisition would hold a 55 percent working interest in Hurricane Deep.  We currently hold a 17.7 percent net revenue interest and upon completion of the PXP property acquisition would hold a 38.9 percent net revenue interest in Hurricane Deep.  Our investment in Hurricane Deep field totaled $13.3 million at September 30, 2010, and our share of costs to re-drill to 18,450 feet is expected to be covered under our insurance program.  Platte, which is located in Vermilion Parish, Louisiana, has a proposed total depth of 18,700 feet.  We hold a 50.0 percent working interest and a 36 percent net revenue interest in Platte.

Shallow Water, Ultra-deep Exploration Activities.

The data received to date from ultra-deep drilling on the Shelf confirm our geologic modeling, which correlates objective sections on the Shelf below the salt weld (i.e. listric fault) in the Miocene and older age sections to those productive sections seen in deepwater discoveries by other industry participants.  We have identified 15 ultra-deep prospects in shallow water, including Davy Jones, Blackbeard West, Blackbeard East and Lafitte.  Our in-progress ultra-deep activities include delineation drilling at Davy Jones as well as exploratory drilling at Blackbeard East and Lafitte.

In February 2010, the Davy Jones discovery well on South Marsh Island Block 230 was drilled to a total depth of 29,000 feet.  As reported in January 2010, we logged 200 net feet of pay in multiple Eocene/Paleocene (Wilcox) sands in the well.  In March 2010, a production liner was set and the well was temporarily abandoned to prepare for completion.  Completion equipment is being procured and completion and flow testing activities are expected to commence in the third quarter of 2011.

On April 7, 2010, we commenced drilling the Davy Jones offset appraisal well on South Marsh Island Block 234, two and a half miles southwest of the Davy Jones discovery well.  The well is currently drilling below 22,600 feet towards a proposed total depth of 29,950 feet.  The offset appraisal well (Davy Jones #2) is expected to test similar sections up-dip to the discovery well, as well as deeper objectives, including potential additional Wilcox and possibly Cretaceous (Tuscaloosa) sections.

Davy Jones involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres).  We hold a 32.7 percent working interest and 25.9 percent net revenue interest.  Upon completion of the PXP transaction, we would hold a 60.4 percent working interest and 47.9 percent net revenue interest in Davy Jones.  Our investment in Davy Jones totaled $63.1 million at September 30, 2010, including $25.9 million in costs associated with the offset appraisal well in progress.

The Blackbeard East ultra-deep exploration well, located in 80 feet of water on South Timbalier Block 144, commenced drilling on March 8, 2010.  As previously reported on September 20, 2010, the well encountered several sands below 27,100 feet in the Middle Miocene as indicated by log-while-drilling tools and mud logs.  Subsequently, we deepened the well to 26,000 feet and have obtained data from wireline logs, side wall cores and formation tests.  Analysis of the information obtained to date indicates hydrocarbons in quality reservoir rocks with good porosity and permeability in the Upper and Middle Miocene below the salt weld.  The pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet indicates that a completion could utilize conventional equipment and technologies. We are continuing to evaluate the data to determine the optimum production take point for the zones drilled to date and are evaluating potential offset locations in the Blackbeard East area.  We are currently drilling below 26,900 feet and intend to deepen the well to a proposed total depth of 29,950 feet to evaluate deeper Miocene objectives.

We hold a 38.5 percent working interest and 30.7 percent net revenue interest.  Upon completion of the PXP property acquisition, we would hold a 70.0 percent working interest and 56.2 percent net revenue interest in Blackbeard East.  Our investment in the Blackbeard East well totaled $31.5 million at September 30, 2010.

The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is currently drilling below 5,200 feet towards a proposed total depth of 29,950 feet.  Lafitte is located on Eugene Island Block 223 in 140 feet of water.  The well is targeting Middle and Deep Miocene objectives below the salt weld.  We hold a 40.5 percent working interest and 32.8 percent net revenue interest in the prospect.  Upon completion of the PXP property acquisition, we would hold a 72.0 percent working interest and 58.3 percent net revenue interest in Lafitte.  Our investment in the Lafitte well totaled $5.7 million at September 30, 2010.

  The information gained from the Blackbeard East and Lafitte wells will enable us to develop plans for future operations at Blackbeard West.  As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008.  Logs indicated four potential hydrocarbon bearing zones that require further evaluation and the well was temporarily abandoned.  We are evaluating whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones.  We hold a 32.3 percent working interest and 26.3 percent net revenue interest in Blackbeard West.  Upon completion of the PXP transaction, we would hold a 67.3 percent working interest and 54.8 percent net revenue interest.  Our investment in the Blackbeard West well totaled $31.2 million at September 30, 2010.

We currently hold the rights to the Blackbeard West lease under a Suspension of Operations (SOO) agreement with the Bureau of Ocean Energy Management Regulation and Enforcement Agency (BOEMRE), the term of which extends through November 30, 2010.  We are pursuing a new SOO to provide additional time for us to complete our assessment and to secure the commercial arrangements necessary to facilitate further development of this property.  While we believe it is reasonably likely that an extension of time will be obtained, there are no assurances that our efforts will be successful, which could result in us being required to relinquish our ownership rights in this property.

Acreage Position
As of September 30, 2010, we owned or controlled interests in 338 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering 0.98 million gross acres (0.48 million acres net to our interest). Our acreage position on the outer continental Shelf of the Gulf of Mexico includes 0.88 million gross acres (0.43 million acres net to our interest).  Less than 0.1 million of our net leasehold interests are scheduled to expire in the remainder of 2010.  A portion of these expirations are held under SOO approvals from the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly MMS). We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies. Interest in these leases will partially revert to us upon the achievement of specified production thresholds or the achievement of specified net production proceeds.

RESULTS OF OPERATIONS

Our third quarter 2010 operating loss of $10.9 million reflects impairment charges of $11.3 million for certain fields to reduce their net carrying value to fair value which were partially offset by (a) a $5.6 million gain associated with our share of a partial payment for insured losses related to the September 2008 hurricanes and (b) $0.9 million of net gains on oil and gas derivative contracts (Note 4).

Our operating loss of $57.4 million for the nine months ended September 30, 2010 reflects (a) impairment charges of $82.0 million for certain fields to reduce their net carrying value to fair value; and (b) $7.5 million in charges to exploration expense primarily related to the Blueberry Hill appraisal well. These charges are offset by (a) a $14.8 million gain associated with our share of a partial payment for insured losses related to the September 2008 hurricanes; (b) $4.2 million of net gains on oil and gas derivative contracts (Note 4); and (c) a $3.5 million gain on the sale of an oil and gas property.

Our third quarter 2009 operating loss of $35.5 million reflects (a) impairment charges of $11.2 million for certain fields to reduce their net carrying value to fair value and (b) $7.3 million in charges to exploration expense primarily relating to the Sherwood exploration well which was determined to be non-

productive.  These charges are offset by $0.7 million of net gains on oil and gas derivative contracts (Note 4).

Our operating loss for the nine months ended September 30, 2009 of $171.9 million reflects (a) impairment charges of $64.8 million for certain fields to reduce their net carrying value to fair value and (b) $61.7 million in charges to exploration expense primarily relating to exploration wells which were determined to be non-productive.  These charges are offset by (a) an $18.7 million gain associated with our share of the initial receipt of insurance proceeds related to the September 2008 hurricanes and (b) $16.6 million of net gains on oil and gas derivative contracts (Note 4).

Summarized operating data are as follows:

	Third Quarter		Nine Months
	2010	2009	2010	2009
Sales volumes:
Gas (thousand cubic feet, or Mcf)	8,754,300	13,619,300	29,795,900	36,990,900
Oil (barrels)	534,000	761,600	1,851,900	2,262,300
Plant products (Mcf equivalent) a	1,484,700	1,568,300	4,681,300	3,988,100
Average realizations b
Gas (per Mcf)	$ 4.61	$ 3.39	$ 4.97	$ 4.04
Oil (per barrel)	75.78	66.81	76.13	55.39

a.
Results include approximately $9.8 million and $34.3 million of revenues associated with plant products (ethane, propane, butane, etc.) during the third quarter and nine months ended September 30, 2010, respectively.  Plant product revenues for the comparable prior year periods totaled $8.6 million and $19.8 million.  One Mcf equivalent is determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

b.	Excludes the impact of gains and losses on derivative contracts.

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

	Third	Nine
	Quarter	Months
Oil and natural gas revenues – prior year period	$105,822	$294,969
Increase (decrease)
Price realizations:
Natural gas	10,680	27,710
Oil and condensate	4,790	38,408
Sales volumes:
Natural gas	(16,492)	(29,068)
Oil and condensate	(15,206)	(22,732)
Plant products revenues	1,216	14,518
Other	(32)	(78)
Oil and natural gas revenues – current year period	$90,778	$323,727

Our oil and natural gas sales volumes totaled 13.4 billion cubic feet of natural gas equivalent (Bcfe) in the third quarter of 2010, a 32 percent decrease from the 19.8 Bcfe of sales volume generated in the third quarter of 2009.  The decrease in sales volume is primarily related to the declining production curve associated with maturing properties acquired in the 2007 property acquisition as well as timing delays for certain well recompletion and development activities.  Average realizations received for both oil and natural gas sold during the third quarter of 2010 increased 13 percent for oil and 36 percent for natural gas compared to amounts received in 2009 (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $9.8 million in the third quarter of 2010 compared with $8.6 million in the prior year period.  Our service revenues totaled $4.1 million in the third quarter of 2010 and $3.7 million in the same period for 2009.

Our oil and natural gas sales volumes totaled 45.6 Bcfe and 54.6 Bcfe in the nine months ended September 30, 2010 and 2009, respectively. The decrease in sales volume is primarily related to the anticipated declining production curve associated with maturing properties as well as timing delays for certain well recompletion and development activities.  Average realizations received for both oil and natural gas sold during the nine months ended September 30, 2010 increased 37 percent for oil and 23 percent for natural gas compared to amounts received in 2009 (see “—North American Natural Gas and Oil Market Environment” above). Revenues from plant products totaled $34.3 million in the nine months ended September 30, 2010 compared with $19.8 million in the prior year period.  Our service revenues totaled $11.6 million in the nine months ended September 30, 2010 and $8.5 million in the same period for 2009.

Production and delivery costs. The following table reflects our production and delivery costs for the third quarter and nine months ended September 30, 2010 and 2009 (in millions, except per Mcfe amounts):

	Third Quarter				Nine Months
		Per		Per		Per		Per
	2010	Mcfe	2009	Mcfe	2010	Mcfe	2009	Mcfe
Lease operating expense	$25.2	$1.87	$31.5	$1.59	$78.9	$1.73	$87.4	$1.59
Workover costs	9.6	0.71	5.5	0.27	17.3	0.38	12.5	0.23
Hurricane related expenses	1.2	0.09	(0.5)	(0.02)	3.9	0.09	14.2	0.26
Insurance	6.5	0.48	6.5	0.33	19.7	0.43	17.8	0.33
Transportation and production taxes	4.8	0.36	5.8	0.29	16.5	0.36	15.1	0.28
Other	(0.2)	(0.01)	0.3	0.02	-	-	(0.1)	-
Total production and delivery costs	$47.1	$3.50	$49.1	$2.48	$136.3	$2.99	$146.9	$2.69

Lease operating expense declined approximately $6.3 million and $8.5 million, respectively, in the third quarter and nine months ended September 30, 2010 from the comparable prior periods primarily related to the 32 percent decline in third quarter 2010 sales volumes offset by increases of 18 percent in the third quarter 2010 per Mcfe amounts.  Hurricane related expenses fluctuated from the prior periods because of the significant amount of hurricane repair work completed in early 2009 following the September 2008 hurricane events.

Insurance premium rates associated with our operations in the Gulf of Mexico have increased in recent years.  We renewed our property insurance program for coverage through May 2011 and purchased similar coverage to the previous year for a nominal increase in costs.  The policy includes coverage of our ownership interest for damages caused by Named Windstorms subject to recovery of 50 percent of any loss up to an annual aggregate limit of $100 million, in excess of a $50 million deductible.  We also purchased operational risk coverage for losses resulting from perils other than Named Windstorms such as well blowouts, fires and explosions with limits and deductibles scaled to our working interest in the covered property.  The control of well coverage, subject to a $5 million deductible, has a limit of $150 million for all wells except ultra-deep wells which have a $250 million limit.  We also renewed our Oil Spill Financial Responsibility policy coverage which has a $150 million limit.   For additional information related to risks associated with our insurance coverage, see Item 1A. “Risk Factors” included in our 2009 Form 10-K.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization (DD&A) expense for the third quarter and nine months ended September 30, 2010 and 2009 (in millions, except per Mcfe amounts):

	Third Quarter				Nine Months
		Per		Per		Per		Per
	2010	Mcfe	2009	Mcfe	2010	Mcfe	2009	Mcfe
Depletion and depreciation expense	$30.7	$2.28	$56.4	$2.86	$117.1	$2.57	$153.6	$2.82
Accretion expense	6.6	0.49	8.4	0.42	15.6	0.34	24.9	0.45
Impairment charges/losses	11.3	0.84	11.2	0.57	82.0	1.80	64.8	1.19
Total	$48.6	$3.61	$76.0	$3.85	$214.7	$4.71	$243.3	$4.46

Our depletion, depreciation and amortization rates are directly affected by estimates of proved reserve quantities, which are subject to revisions over time as changes in reserve estimates and fluctuations in the recorded amounts of property, plant and equipment and asset retirement obligations occur.  Reductions in the amounts of depletion and depreciation expense for the third quarter and nine months ended September 30, 2010 from the comparable prior periods primarily reflect the impact of lower sales volumes in 2010.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates.   Due to the decline in market prices for oil and natural gas and negative reserve revisions resulting from well performance issues encountered at certain properties, we recorded impairment charges of $11.3 million and $82.0 million, respectively, in the third quarter and nine months ended September 30, 2010 (Note 6).  We recorded impairment charges of $11.2 million and $64.8 million, respectively, in the third quarter and nine months ended September 30, 2009.

As more fully explained in Part I, Item 1A, “Risk Factors” in our 2009 Form 10-K, any one or more of the conditions described above could require additional impairment charges to be recorded in future periods.

Exploration Expenses.  Summarized exploration expenses are as follows (in millions):

	Third Quarter			Nine Months
	2010	2009		2010		2009
Geological and geophysical
including 3-D seismic purchases a	$4.9	$2.6		$13.9		$19.4
Non-productive exploratory costs, including
related lease costs	0.1	7.3	b	7.5	c	61.7	d
Other	0.3	0.9		6.7		5.0
	$5.3	$10.8		$28.1		$86.1

a.
Includes compensation costs associated with outstanding stock-based awards totaling $1.4 million in the third quarter of 2010 and $7.3 million in the nine months ended September 30, 2010 compared with $1.3 million and $5.6 million of compensation costs during comparable periods in 2009 (see “Stock-Based Compensation” below).   The nine months ended September 30, 2010 amounts includes reimbursements of seismic data from our partners totaling $1.8 million.

b.	Includes non-productive well costs of $6.3 million related to the Sherwood well.
c.
Includes costs of the Blueberry Hill offset appraisal well incurred below 19,000 feet.  Results below 19,000 feet were determined to be non-commercial, and we commenced sidetracking efforts in April 2010 to a location southwest of the pay sands seen in 2009.

d.
Includes non-productive well costs of $6.3 million related to the Sherwood well, $25.5 million related to the Ammazzo well, $11.0 million related to the Cordage well, $11.1 million related to the Tom Sauk well and $6.2 million related to the Gladstone East well.

Other Financial Results
Operating
General and administrative expense totaled $11.1 million in the third quarter of 2010 and $35.3 million for the nine months ended September 30, 2010 compared with $9.6 million in the third quarter of 2009 and $33.0 million for the nine months ended September 30, 2009.  We charged $1.6 million of related stock-based compensation costs to general and administrative expense during the third quarter of 2010 and $8.2 million for the nine months ended September 30, 2010 compared to $1.4 million and $6.0 million for the comparable periods in 2009 (see “Stock-Based Compensation” below).   Additionally,  the third quarter of 2010 general and administrative expense includes $1.4 million in transaction related costs for the pending acquisition of certain oil and gas property interests from Plains Exploration & Production Company.

In the third quarter and nine months ended September 30, 2010, we recorded net $0.9 million and $4.2 million in gains, respectively, associated with our oil and gas derivative contracts as compared to net $0.7 million and $16.6 million in gains, respectively, in the same periods of 2009.  The variance resulted from changes in commodity prices and the resulting mark-to-market impact that such changes had with respect to our derivative contract positions during the respective periods.

Hurricanes Gustav and Ike disrupted our Gulf of Mexico operations prior to making landfall on the Louisiana and Texas coasts in September 2008.  Assessments following these hurricanes identified several platforms with significant structural damage.  Consistent with our claims experience to date, we expect to realize a substantial recovery in future periods under our insurance program for a large portion of these hurricane related costs, reimbursement for which is received after damage-related expenditures are funded and related claims are approved.  We received net insurance proceeds of $5.6 million and $14.8 million in the third quarter and nine months ended September 30, 2010 and $18.7 million in the nine months ended September 30, 2009.  Since 2009, we have recognized net insurance proceeds of $39.3 million related to the 2008 hurricane events in the Gulf of Mexico.

In the nine months ended September 30, 2010, we recorded a $3.5 million gain on the sale of one of our Gulf of Mexico oil and gas properties.

Stock-Based Compensation.  Compensation cost charged against earnings for stock-based awards included within the respective captions in the statements of operations follows (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
General and administrative expenses	$1,629	$1,432	$8,153	$5,998
Exploration expenses	1,363	1,278	7,282	5,633
Main Pass Energy Hub™ start-up costs	52	76	266	335
Total stock-based compensation cost	$3,044	$2,786	$15,701	$11,966

On February 1, 2010, our Board of Directors granted a total of 1,766,500 stock options to our employees at an exercise price of $15.73 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to our Co-Chairmen in lieu of cash compensation in 2010.  We recorded $6.7 million in charges related to immediately vested stock options in the first quarter of 2010.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  The weighted average fair value per share of the 1,816,500 options granted during the nine months ended September 30, 2010 was $10.18.

Our Board of Directors granted a total of 1,815,500 stock options to our employees at an exercise price of $6.44 per share on February 2, 2009.  We recorded $2.9 million in charges related to immediately vested stock options in the first quarter of 2009.  The weighted average fair value per share of the 1,855,500 options granted in the nine months ended September 30, 2009 was $3.98.

As of September 30, 2010, total compensation cost related to unvested, approved stock option awards not yet recognized in earnings was approximately $18.1 million, which is expected to be recognized over a weighted average period of approximately one year.

Non-Operating
Interest expense, net of capitalized interest, totaled $8.7 million in the third quarter of 2010 and $29.1 million for the nine months ended September 30, 2010 compared with $10.9 million in the third quarter of 2009 and $31.9 million for the nine months ended September 30, 2009.  Capitalized interest totaled $3.1 million in the third quarter of 2010, $0.8 million in the third quarter of 2009, $6.3 million for the nine months ended September 30, 2010 and $3.2 million for the nine months ended September 30, 2009.  The increase in capitalized interest is related to our increased costs associated with our current drilling activities during the third quarter of 2010.

Other income totaled less than $0.1 million in the third quarter of 2010 and $0.2 million for the nine months ended September 30, 2010.  Other income totaled $0.3 million in the third quarter of 2009 and $3.5 million for nine months ended September 30, 2009.  Other income in 2009 includes a $2.7 million gain related to the settlement of a contingency associated with the 2007 oil and gas property acquisition.

In February 2010, the Obama Administration released its fiscal year 2011 budget including proposals that, if enacted, could result in significant changes with respect to oil and gas income taxation.  See our 2009 Form 10-K for further discussion on the Administration’s fiscal year 2011 budget proposal.

Discontinued Operations
Our discontinued operations resulted in a net loss of $1.2 million in the third quarter of 2010 and $4.3 million for the nine months ended September 30, 2010 compared with losses of $1.6 million in the third quarter of 2009 and $5.7 million for the nine months ended September 30, 2009.  We recorded $2.0 million in the nine months ended September 30, 2009 related to certain environmental remediation activities at our inactive Port Sulphur, Louisiana facility.  Future estimated closure costs for these facilities approximate $13.9 million, the funds for which are expected to be expended through 2011.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Continuing operations
Operating	$120.3	$89.8
Investing	(157.3)	(113.4)
Financing	(23.6)	159.1

Discontinued operations
Operating	(0.6)	(4.4)
Investing	-	-
Financing	-	-

Total cash flow
Operating	119.7	85.4
Investing	(157.3)	(113.4)
Financing	(23.6)	159.1

Nine-Month 2010 Cash Flows Compared with Nine-Month 2009

Operating Cash Flows
Operating cash flow increased $34.3 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily because of $31.9 million of higher revenue realizations, $10.6 million of lower production and delivery costs, $3.8 million of lower geological, geophysical and other costs, and $49.0 million of positive working capital fluctuations between comparable periods.  These cash inflows were partially offset by $31.9 million of lower realized derivative gains, $31.2 million of higher reclamation expenditures and $4.0 million of lower insurance reimbursements received in the nine months ended September 30, 2010.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).   Our exploration, development and other capital expenditures totaled $160.3 million for the nine months ended September

30, 2010 and $113.4 million for the same period of 2009.  We received proceeds of $2.9 million from the sale of an oil and gas property during the nine months ended September 30, 2010.

Financing Cash Flows
Our financing cash flows included payments of dividends and inducement payments on our 8% preferred stock and 6¾% mandatory convertible preferred stock (6¾% preferred stock) totaling $23.1 million during the nine months ended September 30, 2010.  During this period, we agreed through privately negotiated transactions to induce the conversion of approximately 64,200 shares of 8% preferred stock into approximately 9.4 million shares of common stock (see “Equity Transactions” below).

Our financing cash flows during the nine months ended September 30, 2009 reflect the net proceeds of $168.2 million from the sale of 15.5 million shares of our common stock and 86,250 shares of $1,000 par value 8% preferred stock.  We paid dividends on preferred stock of $9.1 million in the nine months ended September 30, 2009.

Senior Secured Revolving Credit Facility
Our variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $175 million at September 30, 2010.  Although we had no borrowings outstanding under the credit facility during the quarter ended September 30, 2010, a letter of credit in the amount of $100 million is outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition, reducing the remaining availability under the facility to $75 million (Note 9 of our 2009 Form 10-K).

Availability under the credit facility is subject to a borrowing base, which is determined semi-annually each April and October.  Our lenders are currently reviewing the borrowing base in connection with the October redetermination.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We were in compliance with these covenants at September 30, 2010.

Equity Transactions
During the third quarter ended September 30, 2010, we privately negotiated the induced conversion of approximately 7,000 shares of our 8% preferred stock with a liquidation preference of $7.0 million into approximately 1.0 million shares of our common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock).  To induce the early conversions of these shares of 8% preferred stock, we paid an aggregate of $1.4 million in cash to the holders of these shares, which amount is included as a charge in our consolidated statements of operations within preferred dividends and inducement payments for early conversion of convertible preferred stock.  We induced conversion of approximately 64,200 shares of our 8% preferred stock with a liquidation preference of $64.2 million into approximately 9.4 million shares of our common stock during the nine months ended September 30, 2010.  We paid an aggregate of $12.2 million in cash to the holders of these shares during the nine months ended September 30, 2010 to induce the early conversions of these shares. Following these transactions, approximately 22,100 shares of our 8% preferred stock remain outstanding.

We have 1.6 million shares of our 6¾% preferred stock ($158.9 million liquidation preference), which will automatically convert on November 15, 2010 into between approximately 10.7 million and 12.8 million common shares of our common stock. The conversion rate depends on the applicable average closing market price of our common stock over the 20-trading-day period beginning on October 14, 2010, and ending on November 10, 2010. If the applicable average closing market price of our common stock is above $14.88, then the conversion rate per $100 face amount of the 6¾% preferred stock will be 6.7204. The conversion rate would be 8.0645 if the applicable average closing market price of our common stock is below $12.40. For average common stock prices greater than or equal to $12.40 and equal to or less than $14.88, the conversion rate will be equal to $100 divided by our average closing common stock price during the 20-trading-day period.  The average closing market price of our common stock from October 14, 2010 through November 8, 2010 was $16.50 per share.

Pending Acquisition of Plains Exploration & Production Company’s Shallow Water Gulf of Mexico Assets & Related Financing Transactions
On September 20, 2010, we announced an agreement to acquire Plains Exploration and Production Company’s (PXP) shallow water Gulf of Mexico shelf assets for a combination of stock and cash (Acquisition).  Under the terms of the transaction, we will issue 51 million shares of our common stock and pay $75 million in cash to PXP to acquire all of PXP’s interests and exploration rights in the shallow waters of the shelf of the Gulf of Mexico.  The closing of the acquisition is expected by year-end 2010 and is subject to our shareholder approval of the issuance of common stock to PXP, as required by New York Stock Exchange (NYSE) rules, the completion of financing transactions, receipt of regulatory approvals and other customary closing conditions.

We also announced that, upon concurrent completion of the PXP transaction, we will privately issue $900 million in equity-linked securities to fund future capital expenditures associated with our expanded asset base and for general corporate purposes.  The financing includes $200 million of 7-year 4% Convertible Senior Notes, which will be sold to institutional investors (Institutional Investors), and $700 million of 5¾% Convertible Perpetual Preferred Stock, of which $500 million of one series will be sold to Freeport-McMoRan Copper & Gold Inc. (FCX) and $200 million of another series will be sold to the Institutional Investors.  The closing of the financing transactions are conditioned upon concurrent completion of the PXP transaction, our shareholder approval of the issuance of securities to FCX, and other customary closing conditions.

The total value (purchase price) of the Acquisition will be determined at the date of closing, and it will be subject to adjustment based on final settlement of certain items.  Based on the value of our common stock as of the day prior to the Acquisition’s September 20, 2010 announcement date ($14.57 per share), the aggregate value of the cash and stock portions of the estimated purchase consideration approximated $820 million.  The effective date for the Acquisition is August 1, 2010.  Changes related to the impact of movements in the trading value of our common stock through the closing date of the Acquisition, and estimated closing adjustments to reflect the August 1, 2010 effective date, including post August 1, 2010 revenues, operating expenses and capital and reclamation expenditures relating to the acquired properties all will be factors in determining the final recorded purchase price.  Because a significant portion of the purchase consideration is comprised of a fixed amount of our common stock, changes in our common stock value through the date of closing could materially impact the total recorded purchase price.

We currently have approximately 95.5 million shares of common stock outstanding.  Assuming conversion of our remaining outstanding 8% preferred stock, 5.25%  notes and 6¾% preferred stock, we would have approximately 114 million common shares outstanding.  Upon completion of the PXP transaction and the private placement of equity-linked securities, on a pro forma basis, we would have approximately 221 million common shares outstanding on a fully converted basis.

For more information regarding the pending PXP transaction and related financing transactions see Note 6 herein.  For more information regarding our current plans to address our long-term capital needs, see Item 1A “Risk Factors” of Part II herein.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives may include the pursuit of a multifaceted energy services development of the MPEHtm project, including the potential development of an LNG regasification and storage facility through Freeport Energy. As of September 30, 2010, we have incurred approximately $52.3 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $0.5 million in the nine months ended September 30, 2010.  As of September 30, 2010, we have recognized a liability of $11.8 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project.

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

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss certain of our expectations regarding future operational and financial performance.  Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding potential oil and gas discoveries, projected oil and gas exploration, development and production activities and costs, amounts and timing of capital expenditures, reclamation, indemnification and environmental obligations and costs, potential quarterly and annual production rates, reserve estimates, projected operating cash flows and liquidity, statements about the potential opportunities and benefits presented by the proposed property acquisition, including expectations regarding reserve estimates and production rates, and statements about the proposed financing transactions. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

In making any forward-looking statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance or exploration and development success, and our actual exploration experience and future financial results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, those associated with general economic and business conditions, variations in the market demand for, and prices of, oil and natural gas, drilling results, unanticipated fluctuations in flow rates of producing wells due to mechanical or operational issues (including those experienced by wells operated by third parties where McMoRan is a participant), oil and natural gas reserve expectations, the potential adoption of new governmental regulations, failure of third party partners to fulfill their commitments, the ability to hold current or future lease acreage rights, the ability to satisfy future cash obligations and environmental costs, adverse conditions, such as high temperatures and pressure that could lead to mechanical failures or increased costs, access to capital to fund drilling activities, other general exploration and development risks and hazards inherent in the production of oil and natural gas, the closing of the property acquisition, the exercise of preferential rights by third parties, the closing of the financing transactions, each of which depends on the satisfaction of various closing conditions, including, but not limited to, obtaining stockholder approval of the issuances of securities as required under New York Stock Exchange rules and obtaining regulatory approvals, and other factors described in more detail in Part I, Item 1A. “Risk Factors” included in our 2009 Form 10-K, as updated by our subsequent filings with the SEC.

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

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risks during the nine months ended September 30, 2010.  For additional information on market risks, refer to “Disclosures about Market Risks: included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009.

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

(b) Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part 1, Item 1A. Risk Factors of our 2009 Form 10-K, as updated by those risk factors included in Part 2, Item 1A. Risk Factors of each of our Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010, except as follows:

The implementation of our business strategy requires significant expenditures, and if we fail to successfully complete the private placement of $900 million in convertible securities, we will be forced to seek alternative financing to support our business objectives.

The implementation of our business strategy will require significant expenditures. During the nine months ended September 30, 2010, we invested $160.3 million in capital-related projects primarily associated with our exploration activities. Our exploration, development and other capital expenditures for 2010 are expected to approximate $220 million, including approximately $140 million in exploration costs and $80 million in development costs. During the nine months ended September 30, 2010, we incurred $70.8 million of abandonment expenditures, net of prepayments by third parties.  We plan to spend approximately $110 million in 2010 for the abandonment and removal of oil and gas structures in the Gulf of Mexico, including $50 million associated with hurricane damage reclamation for which we expect reimbursement under our insurance program.

As described in more detail in Note 6, upon completion of, and as a condition to, the acquisition of Plains Exploration and Production Company’s (PXP) shallow water Gulf of Mexico Shelf properties, interests and assets (Acquisition), we have agreed to privately place an aggregate of $900 million in convertible securities (Financing) comprised of $200 million of 7-year 4% Convertible Senior Notes, which will be sold to institutional investors (Institutional Investors), and $700 million of 5¾% Convertible Perpetual Preferred Stock, of which $500 million of one series will be sold to Freeport-McMoRan Copper & Gold Inc. (FCX) and $200 million of another series will be sold to the Institutional Investors.  The closing of each of these Financing transactions is conditioned upon the concurrent consummation of the Acquisition.  In addition to customary closing conditions, consummation of the Acquisition is subject to the approval by our stockholders, as required by the rules of the New York Stock Exchange (NYSE), of (1) the issuance to PXP of 51 million shares of our common stock as partial consideration for the Acquisition (PXP Issuance)

and (2) the issuance to FCX of 500,000 shares of our 5¾% Convertible Perpetual Preferred Stock and the shares of our common stock issuable upon conversion of those shares (FCX Issuance).

We will require significant capital to fund our ongoing exploration and development program even if we do not successfully complete the Acquisition. If our stockholders do not approve the PXP Issuance or the FCX Issuance, or we do not satisfy other specified closing conditions, FCX and the Institutional Investors may opt not to close the Financing transactions, and it will be necessary for us to seek alternative financing, which may be difficult or costly to obtain. Further, we may not be able to consummate the Acquisition and will be required to pay PXP a termination fee of $9.75 million and we may be further required to pay PXP an additional fee of $15.25 million if within twelve months of the termination we enter into an acquisition transaction with another party and certain other requirements are met, unless, in the case of our failure to obtain stockholder approval of the FCX Issuance only, we and PXP agree to waive the condition to closing that the Financing be obtained.

For additional information regarding our risk factors, please see Part 1, Item 1A. Risk Factors. of our 2009 Form 10-K and Part 2, Item 1A. Risk Factors of each of our Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programsa

July 1-31, 2010	-	$ -	-	300,000
August 1-31, 2010	-	-	-	300,000
September 1-30, 2010	-	-	-	300,000

Total	-	$ -	-	300,000

a.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares.  The program does not have an expiration date.  No shares were purchased during the three-month period ended September 30, 2010, and 0.3 million shares remain available for purchase.

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

Date: November 9, 2010

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1
Agreement and Plan of Merger dated September 19, 2010, by and among McMoRan Exploration Co., McMoRan Oil & Gas LLC, McMoRan GOM, LLC and McMoRan Offshore LLC, and Plains Exploration & Production Company, PXP Gulf Properties LLC and PXP Offshore LLC
X
3.1	Composite Certificate of Incorporation of McMoRan		10-Q	001-07791	05/10/2010
3.2	Amended and Restated By-Laws of McMoRan as amended effective February 1, 2010		8-K	001-07791	02/03/2010
4.1	Form of Registration Rights Agreement by and among McMoRan Exploration Co. and Plains Exploration & Production Company.	X
10.1	Stock Purchase Agreement dated September 19, 2010 by and among McMoRan Exploration Co., Freeport-McMoRan Preferred LLC and Freeport-McMoRan Copper & Gold Inc.	X
10.2	Form of 4% Convertible Senior Notes Securities Purchase Agreement dated September 16, 2010, by investors and accepted by McMoRan Exploration Co.	X
10.3	Form of 5¾% Convertible Perpetual Preferred Stock Securities Purchase Agreement dated September 16, 2010, by investors and accepted by McMoRan Exploration Co.	X
10.4	Form of Stockholder Agreement by and among McMoRan Exploration Co. and Plains Exploration & Production Company.	X
15.1	Letter dated November 9, 2010 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X

E-1