Form 10-Q/A
period 2010-09-30
MCMORAN EXPLORATION CO /DE/
filed 2010-11-10
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
McMoRan Exploration Co. (McMoRan) is filing this Amendment No. 1 on Form 10-Q/A (this Amendment) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the Form 10-Q). The Form 10-Q was originally filed with the Securities and Exchange Commission (SEC) on November 9, 2010.  The purpose of this Amendment is to correct inadvertent typographical errors related to drilling depths of McMoRan’s Blackbeard East ultra-deep exploration well previously disclosed  in the fifth paragraph under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Operational Activities – Oil and Gas Activities–Shallow Water, Ultra-deep Exploration Activities” of Part I of the Form 10-Q.

 As required by Rule 12b-15 under the Securities Exchange Act of 1934, McMoRan has set forth in this Amendment the complete text of Part I, Item 2, as amended.  This Amendment does not change any other information set forth in the Form 10-Q.

As a result of this Amendment, McMoRan is also including updated exhibits with respect to the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 and the acknowledgement letter from Ernst & Young LLP regarding unaudited interim financial information.

This Amendment does not reflect events occurring after the date of the Form 10-Q nor does it modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

McMoRan Exploration Co.
Quarterly Report on Form 10-Q/A for
the Quarter ended September 30, 2010

Page
Part I
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Part II
Item 6. Exhibits	16

Signatures	17

Exhibit Index	18

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

The Blackbeard East ultra-deep exploration well, located in 80 feet of water on South Timbalier Block 144, commenced drilling on March 8, 2010.  As previously reported on September 20, 2010, the well encountered several sands below 24,100 feet in the Middle Miocene as indicated by log-while-drilling tools and mud logs.  Subsequently, we deepened the well to 26,000 feet and have obtained data from wireline logs, side wall cores and formation tests.  Analysis of the information obtained to date indicates hydrocarbons in quality reservoir rocks with good porosity and permeability in the Upper and Middle Miocene below the salt weld.  The pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet indicates that a completion could utilize conventional equipment and technologies. We are continuing to evaluate the data to determine the optimum production take point for the zones drilled to date and are evaluating potential offset locations in the Blackbeard East area.  We are currently drilling below 27,100 feet and intend to deepen the well to a proposed total depth of 29,950 feet to evaluate deeper Miocene objectives.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: November 10, 2010

MCMORAN EXPLORATION CO.

EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q/A	Form	File No.	Date Filed
15.1	Letter dated November 10, 2010 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X