Form 10-Q
period 2011-03-31
MCMORAN EXPLORATION CO /DE/
filed 2011-05-06
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐Yes ☒ No

                On April 30, 2011, there were issued and outstanding 158,434,870 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$836,669	$905,684
Accounts receivable	87,469	86,516
Inventories	32,488	38,461
Prepaid expenses	10,232	15,478
Current assets from discontinued operations, including restricted cash
of $473	473	702
Total current assets	967,331	1,046,841
Property, plant and equipment, net	1,858,148	1,785,607
Restricted cash	55,229	53,975
Deferred financing costs and other assets	8,777	9,952
Long-term assets from discontinued operations	2,989	2,989
Total assets	$2,892,474	$2,899,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,995	$102,658
Accrued liabilities	114,686	99,363
Accrued interest and dividends payable	23,461	6,768
Current portion of accrued oil and gas reclamation costs	121,533	120,970
5¼% convertible senior notes	74,720	74,720
Current portion of accrued sulphur reclamation costs (discontinued operations)	7,670	11,772
Current liabilities from discontinued operations	3,360	1,993
Total current liabilities	431,425	418,244
11.875% senior notes	300,000	300,000
4% convertible senior notes	185,782	185,256
Accrued oil and gas reclamation costs	233,728	237,654
Other long-term liabilities	16,086	16,596
Accrued sulphur reclamation costs (discontinued operations)	13,757	13,494
Other long-term liabilities from discontinued operations	4,248	3,783
Total liabilities	1,185,026	1,175,027
Stockholders' equity	1,707,448	1,724,337
Total liabilities and stockholders' equity	$2,892,474	$2,899,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and natural gas	$133,712	$128,846
Service	3,292	3,642
Total revenues	137,004	132,488
Costs and expenses:
Production and delivery costs	47,957	42,785
Depletion, depreciation and amortization expense	86,670	108,245
Exploration expenses	12,778	12,409
Gain on oil and gas derivative contracts	-	(3,745)
General and administrative expenses	15,952	13,743
Main Pass Energy Hub™ costs	235	333
Insurance recoveries	(16,423)	-
Gain on sale of oil and gas property	(900)	-
Total costs and expenses	146,269	173,770
Operating loss	(9,265)	(41,282)
Interest expense, net	(5,449)	(10,533)
Other income, net	180	61
Loss from continuing operations before income taxes	(14,534)	(51,754)
Income tax expense	-	-
Loss from continuing operations	(14,534)	(51,754)
Loss from discontinued operations	(1,244)	(1,640)
Net loss	(15,778)	(53,394)
Preferred dividends and inducement payments for early conversion of
convertible preferred stock	(11,772)	(12,766)
Net loss applicable to common stock	$(27,550)	$(66,160)

Basic and diluted net loss per share of common stock:
Continuing operations	$(0.16)	$(0.72)
Discontinued operations	(0.01)	(0.02)
Net loss per share of common stock	$(0.17)	$(0.74)

Average shares outstanding:
Basic and diluted	157,851	89,762

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In Thousands)
Cash flow from operating activities:
Net loss	$(15,778)	$(53,394)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Loss from discontinued operations	1,244	1,640
Depletion, depreciation, and amortization expense	86,670	108,245
Exploration drilling and related expenditures, net	2,052	4,612
Compensation expense associated with stock-based awards	9,848	9,688
Amortization of deferred financing costs	1,515	896
Change in fair value of oil and gas derivative contracts	-	(442)
Reclamation expenditures, net of prepayments by third parties	(22,238)	(17,540)
Increase in restricted cash	(1,255)	(3,753)
Gain on sale of oil and gas property	(900)	-
Other	(203)	227
(Increase) decrease in working capital:
Accounts receivable	(14,695)	20,164
Accounts payable and accrued liabilities	(20,219)	7,109
Prepaid expenses and inventories	12,224	3,880
Net cash provided by continuing operations	38,265	81,332
Net cash used in discontinued operations	(4,719)	(1,038)
Net cash provided by operating activities	33,546	80,294

Cash flow from investing activities:
Exploration, development and other capital expenditures	(96,542)	(40,838)
Proceeds from sale of oil and gas property	900	-
Net cash used in continuing operations	(95,642)	(40,838)
Net cash activity from discontinued operations	-	-
Net cash used in investing activities	(95,642)	(40,838)

Cash flow from financing activities:
Dividends paid and inducement payments on early conversion of
convertible preferred stock	(6,924)	(13,274)
Debt and equity issuance costs	(543)	-
Proceeds from exercise of stock options and other	548	178
Net cash used in continuing operations	(6,919)	(13,096)
Net cash activity from discontinued operations	-	-
Net cash used in financing activities	(6,919)	(13,096)
Net increase (decrease) in cash and cash equivalents	(69,015)	26,360
Cash and cash equivalents at beginning of year	905,684	241,418
Cash and cash equivalents at end of period	$836,669	$267,778

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
Three Months Ended March 31, 2011

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Common stock held in treasury	Total Stockholders’ Equity
Balance as of December 31, 2010	$722,063	$1,598	$2,156,430	$(1,107,481)	$(97)	$(48,176)	$1,724,337
Stock-based compensation
expense	-	-	9,848	-	-	-	9,848
Preferred stock dividends and
conversion inducement payments	-	-	(11,772)	-	-	-	(11,772)
Preferred stock conversions	(8,064)	11	8,053	-	-	-	-
Preferred stock offering cost adjustments	-	-	275	-	-	-	275
Stock option exercises	-	1	547	-	-	-	548
Net loss	-	-	-	(15,778)	-	-	(15,778)
Other comprehensive loss	-	-	-	-	(10)	-	(10)
Balance as of March 31, 2011	$713,999	$1,610	$2,163,381	$(1,123,259)	$(107)	$(48,176)	$1,707,448

The accompanying notes are an integral part of this consolidated financial statement.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations. The long-term business objective of Freeport Energy is to maximize the value of the offshore structures used in the former sulphur operations, which may include the pursuit of a multifaceted energy services facility  at the Main Pass Energy Hub (MPEH™) project located at Main Pass Block 299 (Main Pass).  McMoRan’s previously discontinued sulphur operations are presented as discontinued operations, and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature.

2.  ACQUISITION OF GULF OF MEXICO SHELF PROPERTIES
On December 30, 2010, McMoRan completed the $1 billion acquisition of Plains Exploration & Production Company’s (PXP) shallow water Gulf of Mexico shelf assets (PXP Acquisition).  Under the terms of the transaction, McMoRan issued 51 million shares of its common stock and paid $75.0 million in cash to PXP.  In addition, the purchase price included additional consideration associated with estimated revenues, expenses and capital expenditures attributable to the acquired properties from the August 1, 2010 effective date through the December 30, 2010 closing date, and the assumption of related asset retirement obligations.  The substantial majority of properties acquired from PXP represented their interests in certain deep gas and ultra-deep exploration projects that were jointly owned by McMoRan and PXP prior to the transaction.  Concurrent with the PXP Acquisition, McMoRan issued $700 million of 5.75% Convertible Perpetual Preferred Stock (5.75% preferred stock) and $200 million of 4% Convertible Senior Notes (4% notes). See notes 2, 6 and 8 of the 2010 Form 10-K for additional information regarding the PXP Acquisition and related financing transactions.

The following unaudited pro forma financial information for the three months ended March 31, 2010 includes adjustments to McMoRan’s historical financial data to reflect the pro forma impact of the PXP Acquisition and related financing transactions (in thousands, except per share data):

Revenues	$174,001
Operating loss	(44,447)
Net loss to common shareholders	(81,977)
Basic and diluted net loss per share of common stock	$(0.58)

The pro forma operating loss and net loss amounts reflected above include pro forma adjustments for certain exploration and asset impairment charges that McMoRan would have recorded under the successful efforts method of accounting assuming the impact of the PXP Acquisition had been included in McMoRan’s historical results of operations.  Those amounts include $5.8 million of non-productive exploratory drilling costs and $18.6 million of asset impairment charges for the three months ended March 31, 2010.

3.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands).

	March 31,	December 31,
	2011	2010
Senior secured revolving credit facility	$-	$-
11.875% senior notes	300,000	300,000
5¼% convertible senior notes	74,720	74,720
4% convertible senior notes, net of discount of $14,218 and $14,744	185,782	185,256
Total debt	560,502	559,976
Less current maturities	(74,720)	(74,720)
Long-term debt	$485,782	$485,256

Senior Secured Revolving Credit Facility
McMoRan’s variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $150 million at March 31, 2011.  Although McMoRan had no borrowings outstanding under the credit facility during the quarter ended March 31, 2011, a letter of credit in the amount of $100 million is outstanding under the credit facility as surety support to a third party for a portion of McMoRan’s reclamation obligations, reducing the remaining availability to $50 million.

Availability under the credit facility is subject to a borrowing base, which is redetermined semi-annually each April and October.  The April 2011 redetermination is in progress.

The credit facility includes covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan was in compliance with these covenants at March 31, 2011.

Fair Value of Debt
The fair value of McMoRan’s 5¼% convertible senior notes due October 2011 (5¼% notes), 11.875% senior notes due November 2014 (11.875% senior notes) and 4% convertible senior notes due December 2017 (4% notes) is determined at the end of each reporting period using inputs based upon quoted prices for such instruments in active markets.  The following table reflects the estimated fair value of these obligations as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
5¼% convertible senior notes	$89,832	$89,335
11.875% senior notes	330,000	331,500
4% convertible senior notes	265,050	255,000

Interest Expense, Net
Interest expense, which includes the amortization of deferred financing costs and revolving credit facility fees, is reflected net of amounts capitalized to McMoRan’s in-progress drilling projects of approximately $8.8 million and $1.2 million for the three month periods ended March 31, 2011 and 2010, respectively.

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

McMoRan had a net loss from continuing operations in the first quarters of 2011 and 2010.  Accordingly, the incremental common shares that would have been issued upon exercise of stock options, as well as conversion of McMoRan’s 5.75% convertible perpetual preferred stock (5.75% preferred stock), 8% convertible perpetual preferred stock (8% preferred stock), 6¾% mandatorily convertible preferred stock (6¾% preferred stock), 4% notes and 5¼% notes have been excluded from the diluted net loss per share calculations.  These common shares were excluded because their issuance is considered to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share from continuing operations for the quarters ended March 31, 2011 and 2010.  The excluded common share amounts are summarized below (in thousands):

	First Quarter
	2011	2010

Stock options a	1,835	1,397
Shares issuable upon assumed conversion of:
5.75% preferred stock b	43,750	-
8% preferred stock b	2,570	9,002
6¾% preferred stock b	-	10,681
5¼% notes c	4,508	4,508
4% notes c	12,500	-

a.
McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options for purposes of its diluted earnings per share calculation.  The amounts represent stock options with an exercise price less than the average market price for McMoRan’s common stock for the periods presented.

b.
Amount represents total equivalent common shares assuming conversion of the preferred stock. During the first quarters of 2011 and 2010, McMoRan induced conversion of approximately 8,100 and 47,600 shares, respectively of its 8% preferred stock (Note 9).  Preferred dividends and inducement payments for the early conversion of shares of McMoRan’s 8% preferred stock were $11.8 million and $12.8 million for the quarters ended March 31, 2011 and 2010, respectively.  See Note 8 of the 2010 Form 10-K for additional information regarding McMoRan’s 5.75%, 8% and 6¾% preferred stock.

c.
Interest expense, net on the 5¼% notes totaled $0.4 million and $1.0 million during the quarters ended March 31, 2011 and 2010, respectively. Interest expense, net on the 4% notes totaled $1.0 million during the quarter ended March 31, 2011. Additional information regarding McMoRan’s 4% notes and 5¼% notes is disclosed in Note 6 of the 2010 Form 10-K.

Outstanding stock options which were excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented follow:

	First Quarter
	2011	2010
Outstanding options (in thousands)	3,121	7,932
Average exercise price per share	$18.52	$16.51

5.  STOCK-BASED COMPENSATION
Compensation cost charged to expense for stock-based awards follows (in thousands):

	First Quarter
	2011	2010
Stock options awarded to employees (including directors)	$9,384	$9,266
Stock options awarded to non-employees	373	332
Restricted stock units	91	90
Total stock-based compensation cost	$9,848	$9,688

A summary of the classification of stock-based compensation by financial statement line item for the three month periods ended March 31, 2011 and 2010 follows (in thousands):

	First Quarter
	2011	2010
General and administrative expenses	$5,231	$4,930
Exploration expenses	4,534	4,595
Main Pass Energy Hub costs	83	163
Total stock-based compensation cost	$9,848	$9,688

On February 7, 2011, McMoRan’s Board of Directors granted 1,737,500 stock options to its employees at an exercise price of $17.25 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to McMoRan’s Co-Chairmen in lieu of cash compensation in 2011.  The weighted average per share value of the options granted during the first quarter of 2011 was $10.75.  McMoRan recorded $7.2 million in charges related to immediately vested stock options in the first quarter of 2011.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  McMoRan’s Board of Directors granted 1,766,500 stock options to its employees at an exercise price of $15.73 per share on February 1, 2010.  The weighted average per share value of the options granted in the first quarter of 2010 was $10.30.  McMoRan recorded $6.7 million in charges related to immediately vested stock options in the first quarter of 2010.

As of March 31, 2011, total compensation cost related to nonvested approved stock option awards not yet recognized in earnings was approximately $21.8 million, which is expected to be recognized over a weighted average period of approximately two years.

For additional information regarding McMoRan’s accounting for stock-based awards, see Notes 1 and 11 of the 2010 Form 10-K.

6.  DERIVATIVE CONTRACTS
In connection with a  2007 oil and gas property acquisition and related financing,  MOXY entered into derivative contracts for a portion of the anticipated production from its proved developed producing oil and gas properties at the time of the acquisition for the years 2008 through 2010.  See Note 1 of the 2010 Form 10-K for McMoRan’s accounting policies regarding these derivative contracts.

Because these oil and gas derivative contracts were not designated as hedges for accounting purposes, unrealized (gains) losses representing changes in the related fair values along with realized (gains) losses representing cash settlements are recognized immediately in McMoRan’s operating results at each reporting period. McMoRan’s realized and unrealized (gains) losses on these contracts for the quarter ended March 31, 2010 follow (in thousands):

Realized (gain) loss
Gas puts	$-
Oil puts	-
Gas swaps	(3,732)
Oil swaps	429
Total realized gain	(3,303)

Unrealized (gain) loss
Gas puts	(1,083)
Oil puts	42
Gas swaps	968
Oil swaps	(369)
Total unrealized gain	(442)
Gain on oil and gas derivative contracts	$(3,745)

All remaining derivative contract positions matured on December 31, 2010.

7.  INCOME TAXES
As of March 31, 2011 and December 31, 2010, McMoRan had approximately $458.4 million and $452.9 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance against these deferred tax assets (see Note 12 of the 2010 Form 10-K).  If future circumstances permit the allowance to be reversed, McMoRan’s effective tax rate would be positively affected in future periods to the extent these deferred tax assets are recognized.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  Tax periods open to audit primarily include federal and Louisiana income tax returns subsequent to 2006.  Net operating loss amounts prior to this time are also subject to audit.

8. OIL AND GAS ACTIVITIES
Exploration and Operations.
McMoRan has incurred drilling costs for eight in-progress and/or unproved exploratory wells totaling $335.5 million at March 31, 2011. In addition, McMoRan’s allocated leasehold costs for the working interests of the current in-progress and unproven wells acquired in the PXP Acquisition totaled $662.7 million at March 31, 2011.

As of March 31, 2011, McMoRan had two wells (Davy Jones initial discovery well and Blackbeard West) with costs that had been capitalized for a period in excess of one year following the completion of the initial exploratory drilling operations. Significant activities are ongoing for the further assessment and development of the Davy Jones discovery well with equipment procurement and other well test preparation activities currently in progress, with completion expected by the end of 2011.

The Blackbeard West well was drilled to a total depth of 32,997 feet in October 2008 and logs indicated four potential hydrocarbon bearing zones below 30,067 feet requiring further evaluation.  The well has been temporarily abandoned while McMoRan evaluates whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones.  McMoRan currently holds the rights to the Blackbeard West lease under a Suspension of Operations (SOO) agreement with BOEMRE, the term of which has been recently extended through May 31, 2011.  Under the terms of the SOO, McMoRan must inform the BOEMRE prior to the current SOO expiration date as to its specific plans for deepening and/or completing the current well or drilling a new offset well on that lease, and subsequent to that determination and notice, drilling and/or well completion activities must then recommence no later than September 2011. McMoRan’s investment in

Blackbeard West, including the related allocated amount of the PXP Acquisition purchase price, totaled $59.1 million at March 31, 2011. The ultimate plans for Blackbeard West will likely be determined based on information and data from the drilling activities currently in progress at Blackbeard East and Lafitte. McMoRan is currently evaluating all of its alternatives for Blackbeard West.

If current or future activities are not successful in generating production that will allow McMoRan to recover all or a portion of its investment in any of its in-progress and/or unproven wells, McMoRan may be required to write down its investment in such properties to their estimated fair value.  See Note 1 of the 2010 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

As also discussed in Note 1 of the 2010 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers as adjusted for current period production.  Future cash flows are determined using published period-end forward market prices adjusted for property-specific price basis differentials, net of estimated future production and development costs and excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that the property is impaired, McMoRan discounts the future cash flows using a discount factor that considers market participants’ expected rates of return for similar type assets if acquired under current market conditions.

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

McMoRan recorded impairment charges totaling $21.4 million following an impairment assessment of the carrying value of its oil and gas properties in the first quarter of 2011. The majority of these charges ($15.6 million) were related to a proved undeveloped property which was deemed impaired following unsuccessful attempts to achieve an economically acceptable farm-out arrangement with a third party for development of the property. In the comparable prior year period McMoRan recorded impairment charges of $57.0 million primarily resulting from declines in market prices for natural gas in the first quarter of 2010.  McMoRan considers the fair value measurements used in its impairment evaluations to be derived from Level 3 inputs.

Since the fourth quarter of 2008, declines in market prices for oil and natural gas coupled with other operational factors triggered impairment assessments that ultimately resulted in significant impairment charges for several of McMoRan’s oil and gas property investments.  Additional impairment charges may be recorded in future periods if prices weaken, or if other unforeseen operational issues occur that negatively impact McMoRan’s ability to fully recover its current investments in oil and gas properties.

For more information regarding the risks associated with the declines in the future market prices of oil and natural gas and the other factors that could impact current reserve estimates, see Part I, Item 1A. “Risk Factors” included in the 2010 Form 10-K.

2008 Hurricane Activity.
Since the third quarter of 2008, McMoRan has recorded charges of approximately $190 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with properties damaged by Hurricane Ike.  While a portion of these costs has been funded to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by McMoRan in future periods.  McMoRan recognized net insurance recoveries of $16.4 million during the quarter ended March 31, 2011 and recognized no insurance recoveries during the quarter ended March 31, 2010.

Accrued Reclamation Obligations.
For more information regarding McMoRan’s accounting policies for asset retirement obligations see Notes 1 and 15 of the 2010 Form 10-K.   A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2010 follows (in thousands):

	Oil and
	Natural Gas		Sulphur
Asset retirement obligation at beginning of year	$358,624		$25,266
Liabilities settled	(20,805)		(4,225)
Accretion expense	3,587		386
Incurred liabilities	-		-
Revision for changes in estimates	14,908	a	-
Other	(1,053)		-
Asset retirement obligations at March 31, 2011	$355,261		$21,427

a.
Includes an adjustment of approximately $10.6 million for the estimated remediation costs of hurricane related damage discovered in the first quarter of 2011 during on-going reclamation and abandonment  activities at one of McMoRan’s oil and gas properties, the cost of which is reimbursable under McMoRan’s insurance policies when the related reclamation expenditures are incurred.

Regulatory and Other Matters.
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

While the suspension did not apply to any of McMoRan’s current operations or prospects, new regulations and enhanced safety certifications have been issued for all operations in the Gulf of Mexico.  McMoRan completed the necessary initial certifications in June 2010 and is providing required information to secure permits for future drilling.  The processing of permits has been slower than previously experienced, and continued delays in obtaining permits from the BOEMRE could impact the timing of drilling new wells scheduled for 2011 and beyond.  McMoRan’s drilling operations that were in progress at the time of the Deepwater Horizon incident, including the wells currently drilling at Davy Jones and Blackbeard East, have not been affected.  Additionally, in September 2010 McMoRan was successful in obtaining a permit to drill its Lafitte ultra-deep exploratory well, and drilling operations at that location are ongoing.  McMoRan has also received other permits to deepen and/or initiate drilling on other properties including its Blackbeard East, Brazos A-23, Hurricane Deep and Boudin prospects. Other permit applications submitted to the BOEMRE are under review.

McMoRan has significant drilling and other commitments associated with its business strategy.  The events described above have heightened the challenges of managing and deploying available resources to ensure that McMoRan’s commitments are effectively managed and met.  Although the current operating environment has had no significant impact on McMoRan’s ability to effectively manage its commitments to date, uncertainties associated with McMoRan’s ability to obtain necessary permits could impact future financial results.

9. OTHER MATTERS
8% Preferred Stock Conversions.
During the first quarter of 2011, McMoRan privately negotiated the induced conversion of approximately 8,100 shares of its 8% preferred stock with a liquidation preference of $8.1 million into approximately 1.2 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock).  To induce the early conversion of these shares of 8% preferred stock, McMoRan paid an aggregate of $1.5 million in cash to the holder of these shares, which was recorded as a component of preferred dividends and inducement payments for early conversion of preferred stock in the first quarter of 2011.  Following this transaction, approximately 14,000 shares of McMoRan’s 8% preferred stock remain outstanding.

During the first quarter of 2010, McMoRan privately negotiated the induced conversion of approximately 47,600 shares (55.2% of the total outstanding) of its 8% preferred stock with a liquidation preference of $47.6 million into approximately 7.0 million shares of McMoRan common stock (at a conversion rate equal to 146.1454 shares of common stock per share of 8% preferred stock).  To induce the early conversions of these shares of 8% preferred stock, McMoRan paid an aggregate of $8.9 million in cash to the holders of these shares, which was recorded as a component of preferred dividends and inducement payments for early conversion of convertible preferred stock in the first quarter of 2010.

Employee Benefits.
McMoRan provides certain health care and life insurance benefits (Other Benefits) to retired employees.  See Note 11 of the 2010 Form 10-K for more information regarding the Other Benefits plan.  The components of net periodic benefit cost for McMoRan’s Other Benefits plan follows (in thousands):

	First Quarter
	2011	2010
Service cost	$14	$17
Interest cost	50	60
Return on plan assets	-	-
Amortization of prior service costs
and actuarial gains	(10)	(9)
Net periodic benefit expense	$54	$68

Comprehensive loss.
The components of McMoRan’s comprehensive loss follows (in thousands):

	First Quarter
	2011	2010
Net loss	$(15,778)	$(53,394)
Other comprehensive loss:
Amortization of previously unrecognized pension
components, net	(10)	(9)
Comprehensive loss	$(15,788)	$(53,403)

Subsequent Events Evaluation.
McMoRan evaluated subsequent events for purposes of its March 31, 2011 financial reporting through the date of filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission.

10.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 6 and 18 of the 2010 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at March 31, 2011 and December 31, 2010 and the related condensed consolidating statements of operations and cash flow for the three months ended March 31, 2011 and 2010, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

 CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2011

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,105	$820,917	$647	$-	$836,669
Accounts receivable	-	87,469	-	-	87,469
Inventories	-	32,488	-	-	32,488
Prepaid expenses	479	9,753	-	-	10,232
Current assets from discontinued
operations	-	-	473	-	473
Total current assets	15,584	950,627	1,120	-	967,331
Property, plant and equipment, net	-	1,858,117	31	-	1,858,148
Investment in subsidiaries	1,532,332	-	-	(1,532,332)	-
Amounts due from affiliates	745,132	-	-	(745,132)	-
Deferred financing costs and other assets	5,896	58,110	-	-	64,006
Discontinued sulphur assets	-	-	2,989	-	2,989
Total assets	$2,298,944	$2,866,854	$4,140	$(2,277,464)	$2,892,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645	$83,741	$1,609	$-	$85,995
Accrued liabilities	1,998	114,271	(1,583)	-	114,686
Current portion of debt	74,720	-	-	-	74,720
Current portion of oil and gas
accrued reclamation costs	-	121,533	-	-	121,533
Other current liabilities	22,685	776	-	-	23,461
Current liabilities from discontinued
operations	-	-	11,030	-	11,030
Total current liabilities	100,048	320,321	11,056	-	431,425
Long-term debt	485,782	-	-	-	485,782
Amounts due to affiliates	-	742,860	2,272	(745,132)	-
Accrued oil and gas reclamation costs	-	233,728	-	-	233,728
Other long-term liabilities	5,666	8,804	1,616	-	16,086
Long-term liabilities from discontinued
operations	-	-	18,005	-	18,005
Total liabilities	591,496	1,305,713	32,949	(745,132)	1,185,026
Commitments and contingencies
Stockholders’ equity (deficit)	1,707,448	1,561,141	(28,809)	(1,532,332)	1,707,448
Total liabilities and stockholders’ equity
(deficit)	$2,298,944	$2,866,854	$4,140	$(2,277,464)	$2,892,474

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$420	$904,889	$375	$-	$905,684
Accounts receivable	66	86,450	-	-	86,516
Inventories	-	38,461	-	-	38,461
Prepaid expenses	657	14,821	-	-	15,478
Current assets from discontinued
operations	-	-	702	-	702
Total current assets	1,143	1,044,621	1,077	-	1,046,841
Property, plant and equipment, net	-	1,785,576	31	-	1,785,607
Investment in subsidiaries	1,525,531	-	-	(1,525,531)	-
Amounts due from affiliates	772,502		-	(772,502)	-
Deferred financing costs and other
assets	6,536	57,391	-	-	63,927
Discontinued sulphur assets	-	-	2,989	-	2,989
Total assets	$2,305,712	$2,887,588	$4,097	$(2,298,033)	$2,899,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$444	$100,163	$2,051	$-	$102,658
Accrued liabilities	8,899	90,784	(320)	-	99,363
Current portion of debt	74,720	-	-	-	74,720
Current portion of oil and gas
accrued reclamation costs	-	120,970	-	-	120,970
Other current liabilities	5,950	818	-	-	6,768
Current liabilities from discontinued
operations	-	-	13,765	-	13,765
Total current liabilities	90,013	312,735	15,496	-	418,244
Long-term debt	485,256	-	-	-	485,256
Amounts due to affiliates	-	770,373	2,129	(772,502)	-
Accrued oil and gas reclamation costs	-	237,654	-	-	237,654
Other long-term liabilities	6,106	8,876	1,614	-	16,596
Long-term liabilities from discontinued
operations	-	-	17,277	-	17,277
Total liabilities	581,375	1,329,638	36,516	(772,502)	1,175,027
Commitments and contingencies
Stockholders’ equity (deficit)	1,724,337	1,557,950	(32,419)	(1,525,531)	1,724,337
Total liabilities and stockholders’
equity (deficit)	$2,305,712	$2,887,588	$4,097	$(2,298,033)	$2,899,364

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2011

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$133,712	$-	$-	$133,712
Service	-	3,292	-	-	3,292
Total revenues	-	137,004	-	-	137,004
Costs and expenses:
Production and delivery costs	-	47,967	(10)	-	47,957
Depletion, depreciation and amortization
expense	-	86,670	-	-	86,670
Exploration expenses	-	12,778	-	-	12,778
General and administrative expenses	2,759	13,193	-	-	15,952
Main Pass Energy HubTM costs	-	-	235	-	235
Gain on sale of oil and gas property	-	(900)	-	-	(900)
Insurance recoveries	-	(16,423)	-	-	(16,423)
Total costs and expenses	2,759	143,285	225	-	146,269
Operating loss	(2,759)	(6,281)	(225)	-	(9,265)
Interest expense, net	(5,449)	-	-	-	(5,449)
Equity in losses of consolidated					-
subsidiaries	(7,565)	-	-	7,565	-
Other income, net	(5)	185	-	-	180
Loss from continuing operations before
income taxes	(15,778)	(6,096)	(225)	7,565	(14,534)
Income tax expense	-	-	-	-	-
Loss from continuing operations	(15,778)	(6,096)	(225)	7,565	(14,534)
Loss from discontinued operations	-	-	(1,244)	-	(1,244)
Net loss	(15,778)	(6,096)	(1,469)	7,565	(15,778)
Preferred dividends and other related
preferred stock costs	(11,772)	-	-	-	(11,772)
Net loss applicable to common stock	$(27,550)	$(6,096)	$(1,469)	$7,565	$(27,550)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2010

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$128,846	$-	$-	$128,846
Service	-	3,642	-	-	3,642
Total revenues	-	132,488	-	-	132,488
Costs and expenses:
Production and delivery costs	-	42,797	(12)	-	42,785
Depletion, depreciation and amortization
expense	-	108,245	-	-	108,245
Exploration expenses	-	12,409	-	-	12,409
Gain on oil and gas derivative contracts	-	(3,745)	-	-	(3,745)
General and administrative expenses	1,531	12,212	-	-	13,743
Main Pass Energy HubTM costs	-	-	333	-	333
Total costs and expenses	1,531	171,918	321	-	173,770
Operating loss	(1,531)	(39,430)	(321)	-	(41,282)
Interest expense, net	(10,284)	(249)	-	-	(10,533)
Equity in losses of consolidated					-
subsidiaries	(41,583)	-	-	41,583	-
Other income, net	4	57	-	-	61
Loss from continuing operations before
income taxes	(53,394)	(39,622)	(321)	41,583	(51,754)
Income tax expense	-	-	-	-	-
Loss from continuing operations	(53,394)	(39,622)	(321)	41,583	(51,754)
Loss from discontinued operations	-	-	(1,640)	-	(1,640)
Net loss	(53,394)	(39,622)	(1,961)	41,583	(53,394)
Preferred dividends and other related
preferred stock costs	(12,766)	-	-	-	(12,766)
Net loss applicable to common stock	$(66,160)	$(39,622)	$(1,961)	$41,583	$(66,160)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2011

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$(766)	$39,183	$(152)	$38,265
Net cash used in discontinued operations	-	-	(4,719)	(4,719)
Net cash provided by (used in)
operating activities	(766)	39,183	(4,871)	33,546

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(96,542)	-	(96,542)
Proceeds from sale of oil and gas property	-	900	-	900
Net cash used in investing activities	-	(95,642)	-	(95,642)

Cash flow from financing activities:
Dividends paid and inducement
payments on convertible preferred
stock	(6,924)	-	-	(6,924)
Proceeds from exercise of stock options	548	-	-	548
Investment from parent	(5,000)	-	5,000	-
Debt and equity issuance costs	(543)	-	-	(543)
Amounts payable to consolidated affiliates	27,370	(27,513)	143	-
Net cash provided by (used in)
financing activities	15,451	(27,513)	5,143	(6,919)

Net increase (decrease) in cash and cash
equivalents	14,685	(83,972)	272	(69,015)
Cash and cash equivalents at beginning
of year	420	904,889	375	905,684
Cash and cash equivalents at end of
period	$15,105	$820,917	$647	$836,669

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2010

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$14,302	$66,949	$81	$81,332
Net cash used in discontinued operations	-	-	(1,038)	(1,038)
Net cash provided by (used in)
operating activities	14,302	66,949	(957)	80,294

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(40,838)	-	(40,838)
Net cash used in investing activities	-	(40,838)	-	(40,838)

Cash flow from financing activities:
Dividends paid and inducement
payments on convertible preferred
stock	(13,274)	-	-	(13,274)
Proceeds from exercise of stock options	178	-	-	178
Investment from parent	(1,050)	-	1,050	-
Net cash provided by (used in)
financing activities	(14,146)	-	1,050	(13,096)

Net increase in cash and cash
equivalents	156	26,111	93	26,360
Cash and cash equivalents at beginning
of year	16	241,400	2	241,418
Cash and cash equivalents at end of
period	$172	$267,511	$95	$267,778

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan sustained losses from continuing operations totaling $14.5 million for the first quarter of 2011, which were inadequate to cover its fixed charges of $14.4 million for that period.  McMoRan sustained losses from continuing operations totaling $51.8 million for the first quarter of 2010, which were inadequate to cover its fixed charges of $11.9 million for that period.  For this calculation, earnings consist of losses from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2011, and the related consolidated statements of operations and cash flow for the three-month periods ended March 31, 2011 and 2010, and the consolidated statement of equity for the three month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2010, and the related consolidated statements of operations, cash flow and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
May 6, 2011

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K) filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.  Also see the 2010 Form 10-K for a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas in the shallow waters (less than 500 feet of water) of the Gulf of Mexico and onshore in the Gulf Coast area of the United States.  Our exploration strategy is focused on targeting large structures on the “deep gas play,” and on the “ultra-deep play.”  Deep gas prospects target large deposits at depths typically between 15,000 and 25,000 feet.  Ultra-deep prospects target objectives at depths typically below 25,000 feet. We have one of the largest acreage positions in the shallow waters of the Gulf of Mexico and Gulf Coast areas, which are our regions of focus. We have rights to approximately 890,000 gross acres, including over 200,000 gross acres associated with the ultra-deep gas play below the salt weld.  Our focused strategy enables us to make efficient use of our geological, engineering and operational expertise in these areas where we have more than 40 years of operating experience. We also believe that the scale of our operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

On December 30, 2010, we completed the acquisition of Plains Exploration & Production Company’s (PXP) shallow water Gulf of Mexico shelf assets (PXP Acquisition).  Under the terms of the transaction, we issued 51 million shares of common stock and paid $75.0 million cash to PXP, with total consideration for the transaction of approximately $1 billion based on the value of our common stock on the closing date.  In addition, the purchase price included additional consideration associated with estimated revenues, expenses and capital expenditures attributable to the acquired properties from the August 1, 2010 effective date through the December 30, 2010 closing date, and the assumption of related asset retirement obligations.  The substantial majority of properties acquired from PXP represented their interests in certain deep gas and ultra-deep exploration projects that, prior to the transaction, were jointly owned by us and PXP.  The acquisition purchase price was allocated to the properties acquired with approximately 19% allocated to proved properties and the remaining portion allocated to unevaluated oil and gas properties. Concurrent with the PXP Acquisition, we issued $700 million of 5.75% Convertible Perpetual Preferred Stock (5.75% preferred stock) and $200 million of 4% Convertible Senior Notes (4% senior notes). See notes 2, 6, and 8 of the 2010 Form 10-K for additional information regarding the PXP Acquisition and related financing transactions.

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

During the three months ended March 31, 2011, we invested $96.5 million on capital-related projects primarily associated with our exploration activities. Depending on drilling results and follow on development opportunities, we expect 2011 capital expenditures to range from approximately $400 million to $500 million.  The low end of the range includes approximately $250 million in exploration costs and $150 million in development spending. During the three months ended March 31, 2011, we also incurred $22.2 million of net abandonment expenditures.  We plan to spend approximately $135 million in 2011 for the abandonment and removal of oil and gas structures in the Gulf of Mexico, a substantial portion of which is expected to be recovered through insurance reimbursements.

Capital spending will continue to be driven by opportunities and will be managed based on market conditions.  We plan to fund our capital spending through available cash, cash flow from operations and participation by partners in exploration and development projects. We continue to monitor the global financial and credit markets, as well as the fluctuations in oil and natural gas market prices, all of which may ultimately have a material effect on one or more facets of our business and overall business strategy. We will continue to evaluate and respond to any impact these conditions may have on our operations.

North American Natural Gas and Oil Market Environment

Our first quarter revenues were derived 50 percent from oil and 50 percent from natural gas. North American natural gas averaged $4.20 per MMbtu during the first quarter of 2011. The spot price for natural gas was $4.69 per MMbtu on May 2, 2011.  The average oil price for the first quarter of 2011 was $94.26 per barrel, and the spot price for oil was $113.52 per barrel on May 2, 2011. Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in the 2010 Form 10-K).

OPERATIONAL ACTIVITIES

Regulatory and Other Matters

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

Production Update

First-quarter 2011 production averaged 195 MMcfe/d net to us (including 149 MMcf/d of natural gas and 46 MMcfe/d of oil), compared with 190 MMcfe/d (including 144 MMcf/d of natural gas and 46 MMcfe/d of oil) in the first quarter of 2010.  Production in the first quarter of 2011 was above our previously reported estimates of 175 MMcfe/d in January 2011 and 190 MMcfe/d in March 2011 because of improved performance at certain fields and lower than expected downtime for maintenance.  Production is expected to average approximately 190 MMcfe/d in the second quarter of 2011 and 175 MMcfe/d for the year, higher than the previous 2011 annual estimate of 160 MMcfe/d, reflecting favorable production performance and the recent start up at Laphroaig.  McMoRan’s estimated production rates are dependent on the timing of planned recompletions and start ups, production performance and other factors.

Production from the Flatrock field averaged a gross rate of approximately 183 MMcfe/d (75 MMcfe/d net to us) in the first quarter of 2011.  The operator successfully recompleted the No. 229 well and production recommenced in the first quarter of 2011.  We own a 55.0 percent working interest and a 41.3 percent net revenue interest in the Flatrock field.

On April 27, 2011, we successfully commenced production from the Laphroaig No. 2 well in St. Mary Parish, Louisiana.  Daily production from the well currently approximates 45 MMcf/d of natural gas and 540 barrels of condensate (approximately 14 MMcfe/d net to us) with a flowing tubing pressure of 11,400 pounds per square inch.  We own a 38.4 percent working interest and a 29.5 percent net revenue interest in the Laphroaig No. 2 well.  Our investment in the Laphroaig No. 2 well totaled $16.5 million at March 31, 2011.

The Brazos A-23 development well commenced drilling on February 13, 2011, and is currently drilling below 15,400 feet with a planned total depth of 16,120 feet.  This traditional shelf well is targeting proved undeveloped reserves updip from logged pay zones.  We own a 100.0 percent working interest and an 81.25 percent net revenue interest in the well.  Our investment in Brazos A-23 totaled $18.3 million at March 31, 2011.

Oil and Gas Activities

Shallow Water Ultra-deep Exploration Activities. The Davy Jones offset appraisal well (Davy Jones No. 2) has been drilled to a total depth of 30,546 feet, and we are in the process of logging and evaluating the exploration objectives in the Cretaceous section below the identified Wilcox pay sands. If confirmed, we believe the combination of productive Wilcox and Cretaceous sections on the same structure could enhance the prospectivity of Davy Jones and the value of our acreage position within the Davy Jones trend.

As previously reported, in January 2010 we logged 200 net feet of pay in multiple Wilcox sands in the Davy Jones No. 1 well on South Marsh Island Block 230.  In March 2010, a production liner was set and the well was temporarily abandoned to prepare for completion.  We are preparing to complete and flow test the No. 1 well, which is expected in late 2011.  In April 2010, we commenced drilling an offset appraisal well two and a half miles southwest of the Davy Jones No. 1 well.  In February 2011, preliminary log results from the Davy Jones No. 2 well confirmed Wilcox sand continuity and the major structural features of the Davy Jones prospect.

Davy Jones involves a large ultra-deep structure encompassing four OCS lease blocks (20,000 acres).  We hold a 60.4 percent working interest and a 47.9 percent net revenue interest in Davy Jones. Our total investment in Davy Jones, a substantial majority of which is associated with allocated costs associated with the PXP property acquisition, totaled $562.4 million at March 31, 2011.

The Blackbeard East ultra-deep exploration well commenced drilling on March 8, 2010 and has been drilled to a TVD of 32,559 feet.  We are continuing to address a mechanical issue that was encountered in drilling the well during the first quarter of 2011.  Pending resolution of the mechanical issue, we plan to deepen the well to a proposed total depth of 34,000 feet. Based on interpretations of drilling data, we believe the well has encountered Sparta sands in the Eocene below 32,000 feet, which are younger than the Wilcox and have been found to be productive in certain onshore fields in South Louisiana.  Wireline logs will be required to evaluate this interval.

As reported in January 2011, wireline logs have indicated that Blackbeard East has encountered hydrocarbon bearing sands in the Oligocene (Frio) with good porosity below 30,000 feet.  We are considering down dip drilling opportunities on the flanks of the structure to evaluate this section further.  This is the first hydrocarbon bearing Frio sand encountered either on the GOM Shelf or in the deepwater offshore Louisiana.  The Frio sand section below 30,000 feet is in addition to the 178 net feet of hydrocarbons in the Miocene sands announced in December 2010 above 25,000 feet at Blackbeard East.  Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion could utilize conventional equipment and technologies at those depths.  In 2011, we plan to drill a 25,000 foot offset appraisal well to further evaluate and delineate these Miocene zones.

Blackbeard East is located in 80 feet of water on South Timbalier Block 144.  We hold a 70.0 percent working interest and a 56.2 percent net revenue interest in the well.  Our total investment in Blackbeard East, which includes allocated costs associated with the PXP property acquisition, totaled $192.0 million at March 31, 2011.

The Lafitte ultra-deep exploration well commenced drilling on October 3, 2010 and is currently drilling below 21,700 feet towards a proposed total depth of 29,950 feet.  Lafitte is located on Eugene Island Block 223 in 140 feet of water.  The well is targeting Miocene objectives and possibly Oligocene (Frio) sections below the salt weld.  We hold a 72.0 percent working interest and 58.3 percent net revenue interest in Lafitte.  Our total investment in Lafitte, which includes allocated costs associated with the PXP property acquisition, totaled $78.9 million at March 31, 2011.

The information gained from the Blackbeard East and Lafitte wells is expected to assist us in developing plans for future operations at Blackbeard West.  As previously reported, the Blackbeard West ultra-deep exploratory well on South Timbalier Block 168 was drilled to 32,997 feet in 2008.  Logs indicated four potential hydrocarbon bearing zones that require further evaluation and the well was temporarily abandoned.  We are evaluating whether to drill deeper at Blackbeard West, drill an offset location or complete the well to test the existing zones.  In January 2011, we were granted a new Suspension of Operations (SOO) from the BOEMRE at Blackbeard West.  Under the SOO we are required to advise BOEMRE of our decision to either deepen the existing well or drill an appraisal well by May 31, 2011 and recommence operations by September 2011.  We hold a 67.3 percent working interest and 54.8 percent net revenue interest in the well.  Our investment in Blackbeard West totaled $59.1 million at March 31, 2011, including allocated PXP Acquisition costs.  We are currently evaluating our alternatives for Blackbeard West.

Shallow Water Deep Gas Exploration and Development Activities. The Hurricane Deep well, which is located on the southern flank of the Flatrock structure in 12 feet of water on South Marsh Island Block 217, commenced drilling on January 20, 2011 and is drilling below 18,500 feet.  The well has a proposed total depth of 21,700 feet and is targeting the thick Gyro sand encountered in the Hurricane Deep No. 226 well in 2007 and potential deeper Gyro zones.  We hold a 55.0 percent working interest and a 38.8 percent net revenue interest in Hurricane Deep.  Certain of our costs to re-drill the well to 18,450 feet are expected to be recovered from insurance programs.  Our total investment in Hurricane Deep, which includes allocated costs associated with the PXP Acquisition, totaled $45.2 million at March 31, 2011.

The Boudin deep gas exploration well commenced drilling on February 27, 2011 and is drilling below 11,700 feet.  Boudin, which is located in 20 feet of water on Eugene Island Block 26, has a proposed total depth of 23,100 feet and will test Miocene objectives.  We hold a 74.1 percent working interest and a 58.8 percent net revenue interest in Boudin. Our total investment in Boudin, which includes allocated costs associated with the PXP Acquisition, totaled $28.3 million at March 31, 2011.

We are on location and in the process of performing additional production testing and evaluation of the Blueberry Hill No. 9 STK1 well.  As previously reported, wireline logs indicated that the well encountered 105 net feet of hydrocarbon bearing sands with exceptional porosity in the Miocene.  The well was completed and then shut in after results from the production test indicated a range of rates and pressures.  Blueberry Hill is located on Louisiana State Lease 340 in approximately 10 feet of water.  We own a 90.8 percent working interest and a 62.8 percent net revenue interest in the well.  Our investment in the Blueberry Hill No. 9 STK1 well totaled $32.5 million at March 31, 2011.

Acreage Position
As of March 31, 2011, we owned or controlled interests in 449 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering approximately 0.89 million gross acres (0.55 million acres net to our interests). Our acreage position includes 0.78 million gross acres (0.49 million acres net to our interests) located on the outer continental shelf of the Gulf of Mexico. This acreage position includes over 200,000 gross acres associated with our ultra-deep gas play. Less than 0.1 million of our net leasehold interests are scheduled to expire in the remainder of 2011 (considering our being able to extend lease terms through drilling or other means prior to expiration).  We also hold potential reversionary interests in oil and gas leases that we have farmed-out or sold to other oil and gas exploration companies but that will partially revert to us upon the achievement of specified production quantity thresholds or the achievement of specified net production proceeds.

RESULTS OF OPERATIONS

Our first quarter 2011 operating loss of $9.3 million reflects (a) impairment charges of $21.4 million for certain fields to reduce their net carrying value to fair value; (b) adjustments totaling approximately $14.9 million charged against earnings for asset retirement obligations associated with certain of McMoRan’s oil and gas properties, a substantial portion of which is covered for reimbursement in the future under McMoRan’s insurance program; (c) $16.4 million for net insurance recoveries associated with insured hurricane-related losses (d) $9.9 million in charges related to stock-based compensation expense; and (e) $2.1 million in charges to exploration expense related to the Platte well.

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

Summarized operating data are as follows:

	First Quarter
	2011	2010
Sales Volumes
Gas (thousand cubic feet, or Mcf)	11,669,400	11,238,800
Oil (barrels)	686,700	691,500
Plant products (Mcf equivalent) a	1,738,600	1,749,000
Average Realization b
Gas (per Mcf)	$ 4.54	$ 5.53
Oil (per barrel)	$ 96.76	$ 76.34

a.
Results include approximately $14.0 million and $13.9 million of revenues associated with plant products (ethane, propane, butane, etc.) during the first quarters of 2011 and 2010, respectively.  One Mcf equivalent is determined using the ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.

b.	Excludes the impact of realized gains and losses on derivative contracts in 2010.

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

First
Quarter
Oil and natural gas revenues – prior year period	$128,846
Increase (decrease)
Price realizations:
Natural gas	(11,553)
Oil and condensate	14,022
Sales volumes:
Natural gas	2,381
Oil and condensate	(366)
Plant products revenue	72
Other	310
Oil and natural gas revenues – current year period	$133,712

Our oil and natural gas sales volumes totaled 17.5 billion cubic feet of natural gas equivalents (Bcfe) in the first quarter of 2011, a 2 percent increase from the 17.1 Bcfe of sales volume generated in the first quarter of 2010. While average realizations received for natural gas sold during the first quarter of 2011 decreased 18 percent from amounts received in the comparable period of 2010, average realizations received for oil sold during the first quarter of 2011 increased 27 percent from amounts received in the comparable period of 2010 (see “North American Natural Gas and Oil Market Environment” above).  Our service revenues totaled $3.3 million in the first quarter of 2011 and $3.6 million in the same period of 2010.

Production and delivery costs. The following table reflects our production and delivery costs for the quarters ended March 31, 2011 and 2010 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2011	Mcfe	2010	Mcfe
Lease operating expense	$30.0	$1.71	$26.9	$1.57
Workover costs	5.8	0.33	2.3	0.13
Hurricane related expenses	0.1	0.01	0.5	0.03
Insurance	6.1	0.35	6.7	0.39
Transportation, production taxes, and plant product fees	5.5	0.31	6.5	0.38
Other	0.5	0.03	(0.1)	(0.01)
Total	$48.0	$2.74	$42.8	$2.49

 Lease operating expense (LOE) increased approximately $3.1 million in the first quarter of 2011 compared to the 2010 period, primarily reflecting the impact of the operations of the PXP acquired assets ($3.2 million of LOE on 4.7 Bcfe of production in the first quarter of 2011). In the first quarter of 2011, the PXP acquired assets generated approximately 27% of our total production volume. From a per-unit perspective, excluding the impact of the properties acquired from PXP, our per-unit costs of LOE were higher in the first quarter of 2011 compared to 2010 resulting from the effect of certain fixed costs being allocated across a lower production volume base.  Workover costs increased approximately $3.5 million in the first quarter of 2011 compared to the 2010 period, the majority of which was due to certain regulatory related compliance repairs incurred at our Main Pass 299 facility. Transportation, production taxes, and plant product fees decreased by approximately $1.0 million in the first quarter of 2011 compared to the 2010 period primarily due to rate reductions under certain of our product processing contractual arrangements, reductions in severance tax rates for certain properties and reduced production volumes related to certain properties sold in 2010 and early 2011.

Insurance premium rates associated with our operations in the Gulf of Mexico have increased in recent years following the 2008 hurricane events and more recently, the Deepwater Horizon incident in April 2010.  In 2010 we renewed our property insurance program through May 2011 with similar coverage to the previous year; however, premium rates for operational risk coverage increased primarily resulting from market reaction to the Deepwater Horizon incident.  Our renewal program (for the policy period from May 31, 2010 through May 31, 2011) includes coverage of our ownership interest for damages caused by Named Windstorms subject to recovery of 50 percent of any loss up to an annual aggregate limit of $100 million, in excess of a $50 million deductible.  We also purchased operational risk coverage for losses resulting from perils other than Named Windstorms such as well blowouts, fires and explosions with limits and deductibles scaled to our working interest in the covered property.  The control of well coverage, subject to a $5 million deductible, has a limit of $150 million for all wells except ultra-deep wells, which have a $250 million limit.  We also renewed our Oil Spill Financial Responsibility policy coverage which has a $150 million limit.   For additional information related to risks associated with our insurance coverage, see Item 1A. “Risk Factors” included in the 2010 Form 10-K.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the quarters ended March 31, 2011 and 2010 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2011	Mcfe	2010	Mcfe
Depletion and depreciation expense	$46.8	$2.67	$46.6	$2.72
Accretion expense	18.5	1.06	4.6	0.27
Impairment charges/losses	21.4	1.22	57.0	3.33
Total	$86.7	$4.95	$108.2	$6.32

Our depletion, depreciation and amortization rates are directly affected by estimates of proved reserve quantities, which are subject to revisions over time as changes in reserve estimates and fluctuations in the recorded amounts of property, plant and equipment and asset retirement obligations occur.

The increase in accretion expense in the first quarter of 2011 compared to 2010 primarily resulted from $14.9 million of adjustments to oil and gas property asset retirement obligations, approximately $10.6 million of which relates to the estimated remediation costs of hurricane-related damage discovered in the first quarter of 2011 during on-going reclamation and abandonment activities at one of our oil and gas properties. The cost of this hurricane-related reclamation is expected to be reimbursed under McMoRan’s insurance policies when the related reclamation expenditures are incurred.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates. We recorded impairment charges of $21.4 million during the first quarter 2011. The majority of these charges ($15.6 million) was related to one proved undeveloped property which was deemed impaired following unsuccessful attempts to achieve an economically acceptable farm-out arrangement with a third party for the development of reserves assigned to that property. During the first quarter of 2010 we recorded $57.0 million in impairment charges due to the decline in market prices for oil and natural gas and certain other operational factors that negatively impacted our estimates of reserve recoverability. Approximately $40.0 million of the charge recorded in the quarter ended March 31, 2010 related to the proved and probable reserves associated with our Blueberry Hill property largely as a result of the decline in the market price for natural gas that occurred during that quarter.

As more fully explained in Item 1A, “Risk Factors” in the 2010 Form 10-K any one or more of the conditions described above could require additional impairment charges to be recorded in future periods.

Exploration Expenses.  Summarized exploration expenses follow (in millions):

	First Quarter
	2011		2010
Geological and geophysical,
including 3-D seismic purchases a	$6.8		$7.0
Non productive exploratory costs, including
related lease costs	2.1	b	4.6	c
Other d	3.9		0.8
	$12.8		$12.4

a.
Includes compensation costs associated with outstanding stock-based awards totaling $4.5 million in the first quarter of 2011 and $4.6 million in the first quarter of 2010 (see “Stock-Based Compensation” below and Note 8).

b.
In January 2011, the Platte well was determined to be non-productive, and we charged $7.3 million of drilling costs incurred through December 31, 2010 to exploration expense in our 2010 annual financial statements.  In the first quarter of 2011, we charged an additional $2.1 million to exploration expense primarily for drilling and abandonment costs incurred for this well subsequent to December 31, 2010.

c.	Includes the costs of the Blueberry Hill offset appraisal well incurred through March 31, 2010 below 19,000 feet, the depth at which subsequent sidetracking drilling operations were initiated.
d.	Includes $3.1 million and $0.2 million in drilling related insurance costs for the first quarters of 2011 and 2010, respectively.

Other Financial Results
Operating
General and administrative expense totaled $16.0 million in the first quarter of 2011 and $13.7 million in the first quarter of 2010.  The increase in these costs is primarily related to $0.8 million in higher compensation costs during 2011, $0.6 million in higher franchise taxes, and $0.7 million in higher legal costs. Approximately half of the overall increase from period to period is related to the impact of the PXP Acquisition.

In the first quarter of 2010, we recorded a $3.7 million gain associated with our oil and gas derivative contracts, all of which matured on December 31, 1010.

 Hurricanes Gustav and Ike impacted Gulf of Mexico operations in September 2008.  Although there was no significant damage to our properties resulting from Hurricane Gustav, Hurricane Ike caused significant structural damage to several platforms in which we had an investment interest.  Since the third quarter of 2008, we have recorded charges of approximately $190 million related to incurred repair costs, property impairments and additional estimated reclamation costs associated with the damaged properties.  While a portion of these costs has been funded to date, a significant amount of the remaining expenditures, particularly for asset retirement obligations, will be funded by us over the next several years.  Through March 31, 2011 we have recorded cumulative insurance reimbursements totaling approximately $80 million related to damages incurred from the 2008 hurricane events. Consistent with our claims experience to date, we expect to realize a substantial recovery in future periods under our insurance program for a large portion of additional hurricane related costs, reimbursement for which will be received after damage-related expenditures are funded and related claims are approved.  We recorded insurance recoveries of $16.4 million in the quarter ended March 31, 2011. No hurricane related insurance reimbursements were recognized in the quarter ended March 31, 2010.

Stock-Based Compensation.  Compensation cost charged against earnings for stock-based awards follows (in thousands):

	First Quarter
	2011	2010
General and administrative expenses	$5,231	$4,930
Exploration expenses	4,534	4,595
Main Pass Energy Hub start-up costs	83	163
Total stock-based compensation cost	$9,848	$9,688

 On February 7, 2011, our Board of Directors granted 1,737,500 stock options to our employees at an exercise price of $17.25 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options representing 400,000 of these 445,000 shares were issued to our Co-Chairmen in lieu of cash compensation in 2011.  The weighted average per share value of these options granted during the first quarter of 2011 was $10.75.  We recorded $7.2 million in charges related to immediately vested stock options in the first quarter of 2011.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  On February 1, 2010, our Board of Directors granted 1,766,500 stock options to our employees at an exercise price of $15.73 per share. The weighted average per share value of these options granted during the first quarter of 2010 was $10.30.  We recorded $6.7 million in charges related to immediately vested stock options and the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees in the first quarter of 2010.

As of March 31, 2011, total compensation cost related to nonvested, approved stock option awards not yet recognized in earnings was approximately $21.8 million, which is expected to be recognized over a weighted average period of approximately two years.

Non-Operating
Interest expense, net of amounts capitalized, totaled $5.4 million in the first quarter of 2011 and $10.5 million in the first quarter of 2010.  Capitalized interest totaled $8.8 million in the first quarter of 2011 and $1.2 million in the first quarter of 2010. The increased amount of capitalized interest in 2011 reflects the impact of our increased investment in on-going drilling projects including portions of our additional investment in the ultra-deep and other drilling prospects acquired in the PXP Acquisition.

In February 2011, the Obama Administration released its Fiscal Year 2012 budget which includes proposals that, if legislated and enacted into law, would make significant changes to United States (U.S.) tax laws.  See the 2010 Form 10-K for further discussion on the Administration’s Fiscal Year 2012 budget proposal.

Discontinued Operations
Our discontinued operations incurred net losses of $1.2 million in the first quarter of 2011 and $1.6 million in the first quarter of 2010.  The future estimated closure costs for our former terminal facilities at Port Sulphur, Louisiana approximate $7.7 million at March 31, 2011, the funds for which are expected to be expended through the remainder of 2011.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	First Quarter
	2011	2010
Continuing operations
Operating	$38.3	$81.3
Investing	(95.6)	(40.8)
Financing	(6.9)	(13.1)

Discontinued operations
Operating	(4.7)	(1.0)
Investing	-	-
Financing	-	-

Total cash flow
Operating	33.5	80.3
Investing	(95.6)	(40.8)
Financing	(6.9)	(13.1)

First-Quarter 2011 Cash Flows Compared with First-Quarter 2010

Operating Cash Flows
Our operating cash flow decreased $46.7 million primarily as a result of changes in working capital between comparable periods.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).  Our exploration, development and other capital expenditures totaled $96.5 million for the first quarter of 2011 and $40.8 million for the first quarter of 2010. The increase in capital expenditures is primarily due to our increased working interests in ultra-deep and other exploratory drilling resulting from the PXP Acquisition.

Financing Cash Flows
Our continuing operations’ financing activities included payments of dividends and inducement payments on our 8% convertible perpetual preferred stock (8% preferred stock) totaling $6.9 million in the first quarter of 2011.  During the first quarter of 2011, we agreed through a privately negotiated transaction to induce the conversion of approximately 8,100 shares of our 8% preferred stock into approximately 1.2 million shares of our common stock for a payment of $1.5 million.  Following this inducement conversion transaction we have approximately 14,000 shares of our 8% preferred stock outstanding as of March 31, 2011. In the first quarter 2010, our continuing operations’ financing activities included payments of dividends and inducement payments on our 8% convertible perpetual preferred stock (8% preferred stock) and 6¾% mandatory convertible preferred stock (6¾% preferred stock) totaling $13.3 million.  Also during the first quarter of 2010, we agreed through privately negotiated transactions to induce the conversion of approximately 47,600 shares of our 8% preferred stock into approximately 7.0 million shares of our common stock for payments totaling $8.9 million.

Senior Secured Revolving Credit Facility

Our variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures in August 2012.  The borrowing capacity was $150 million at March 31, 2011.  Although we had no borrowings outstanding under the credit facility during the quarter ended March 31, 2011, a letter of credit in the amount of $100 million is outstanding under the credit facility to support the reclamation obligations assumed in the 2007 oil and gas property acquisition, reducing the remaining availability to $50 million (Note 6 of our 2010 Form 10-K).

Availability under the credit facility is subject to a borrowing base, which is determined semi-annually each April 1 and October 1.  The April 2011 redetermination is in progress.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We were in compliance with these covenants at March 31, 2011.

Senior Notes and Convertible Senior Notes

The following debt instruments were outstanding as of March 31, 2011 (in millions):

Amount
11.875% senior notes (due 2014)	$300.0
5¼% convertible senior notes (due 2011)	74.7
4% convertible senior notes, net of $14.7 discount (due 2017)	185.8
Credit facility	-
Total debt	$560.5

For additional information regarding our outstanding debt terms and related transactions, see Note 6 of the 2010 Form 10-K.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives may include the pursuit of a multifaceted energy services development of the MPEHtm project.  As of March 31, 2011, we have incurred approximately $52.6 million of cumulative cash costs associated with our pursuit of the establishment of MPEHtm, including $0.2 million in the three months ended March 31, 2011.  As of March 31, 2011, we have recognized a liability of $12.3 million relating to the future reclamation of the MPEHtm related facilities. The actual amount and timing of the obligation for reclamation of these structures is dependent on the success of our efforts to use these facilities at the MPEHtm project.

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

For additional information regarding the MPEHtm project, see “Main Pass Energy Hubtm Project” in Part 1, Items 1. and 2. “Business and Properties” in the 2010 Form 10-K.

NEW ACCOUNTING STANDARD

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

We believe that our forward-looking statements are based on reasonable assumptions. However, we caution readers that these statements are not guarantees of future performance or exploration and development success, and our actual exploration experience and future financial results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, those associated with general economic and business conditions, failure to realize expected value creation from property acquisitions, including the recent acquisition of assets from PXP, exercise of preferential rights to purchase, variations in the market demand for, and prices of, oil and natural gas, drilling results, unanticipated fluctuations in flow rates of producing wells due to mechanical or operational issues (including those experienced by wells operated by third parties where we are a participant), oil and natural gas reserve expectations, the potential adoption of new governmental regulations (including any enhanced regulatory oversight attributable to the governmental response to the Deepwater Horizon incident), failure of third party partners to fulfill their commitments, the ability to satisfy future cash obligations and environmental costs, adverse conditions, such as high temperatures and pressure that could lead to mechanical failures or increased costs, the ability to hold current or future lease acreage rights, the ability to satisfy future cash obligations and environmental costs, access to capital to fund drilling activities, as well as other general exploration and development risks and hazards, and other factors described in more detail under “Risk Factors” included in our 2010 Form 10-K, as updated by our subsequent filings with the SEC.

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

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2010.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of the 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(a)           The information regarding the induced conversion of our 8% preferred stock during the first quarter of 2011 included in Note 9 - “8% Preferred Stock Conversions” is incorporated herein by reference.

(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs a

January 1-31, 2011	-	$ -	-	300,000
February 1-28, 2011	-	-	-	300,000
March 1-31, 2011	-	-	-	300,000

Total	-	$ -	-	300,000

a.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2011 and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: May 6, 2011

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan		8-A/A	001-07791	1/28/11
3.2	Amended and Restated By-Laws of McMoRan as amended effective February 1, 2010		8-K	001-07791	02/03/2010
10.1	McMoRan Exploration Co. Director Compensation (as of May 4, 2011)	X
15.1	Letter dated May 6, 2011 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1