Form 10-Q
period 2012-03-31
MCMORAN EXPLORATION CO /DE/
filed 2012-05-07
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ÿ
Non-accelerated filer ÿ (Do not check if a smaller reporting company)	Smaller reporting company ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  ÿYes ☒ No

On April 30, 2012, there were issued and outstanding 161,564,454 shares of the registrant’s common stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2012	2011
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$431,735	$568,763
Accounts receivable	68,998	72,085
Inventories	36,139	36,274
Prepaid expenses	12,604	9,103
Current assets from discontinued operations, including restricted cash
of $473	848	682
Total current assets	550,324	686,907
Property, plant and equipment, net	2,306,589	2,181,926
Restricted cash and other	59,928	61,617
Deferred costs	10,137	8,325
Long-term assets from discontinued operations	439	439
Total assets	$2,927,417	$2,939,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,382	$115,832
Accrued liabilities	130,839	160,822
Accrued interest and dividends payable	22,241	14,448
Current portion of accrued oil and gas reclamation costs	65,921	58,810
5¼% convertible senior notes	66,861	66,223
Current liabilities from discontinued operations, including sulphur reclamation costs	4,508	5,264
Total current liabilities	413,752	421,399
11.875% senior notes	300,000	300,000
4% convertible senior notes	187,890	187,363
Accrued oil and gas reclamation costs	261,039	267,584
Other long-term liabilities	19,342	20,886
Other long-term liabilities from discontinued operations, including sulphur reclamation costs	19,161	19,018
Total liabilities	1,201,184	1,216,250
Stockholders' equity	1,726,233	1,722,964
Total liabilities and stockholders' equity	$2,927,417	$2,939,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and natural gas	$107,084	$133,712
Service	3,563	3,292
Total revenues	110,647	137,004
Costs and expenses:
Production and delivery costs	38,662	47,957
Depletion, depreciation and amortization expense	41,829	86,670
Exploration expenses	8,019	12,778
General and administrative expenses	14,933	15,952
Main Pass Energy Hub™ costs	66	235
Insurance recoveries	(1,229)	(16,423)
Gain on sale of oil and gas properties	-	(900)
Total costs and expenses	102,280	146,269
Operating income (loss)	8,367	(9,265)
Interest expense, net	-	(5,449)
Other income, net	228	180
Income (loss) from continuing operations before income taxes	8,595	(14,534)
Income tax expense	-	-
Income (loss) from continuing operations	8,595	(14,534)
Loss from discontinued operations	(3,103)	(1,244)
Net income (loss)	5,492	(15,778)
Preferred dividends and inducement payments for early conversion of
convertible preferred stock	(10,342)	(11,772)
Net loss applicable to common stock	$(4,850)	$(27,550)

Basic and diluted net loss per share of common stock:
Continuing operations	$(0.01)	$(0.16)
Discontinued operations	(0.02)	(0.01)
Net loss per share of common stock	$(0.03)	$(0.17)

Average shares outstanding:
Basic and diluted	161,487	157,851

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)

Net income (loss)	$5,492	$(15,778)
Other comprehensive income (loss):
Amortization of previously unrecognized pension components, net	(10)	(10)
Comprehensive income (loss)	5,482	$(15,788)
Preferred dividends and inducement payments for early conversion of
convertible preferred stock	(10,342)	(11,772)
Comprehensive loss applicable to common stock	$(4,860)	$(27,560)

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$5,492	$(15,778)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Loss from discontinued operations	3,103	1,244
Depletion, depreciation, and amortization expense	41,829	86,670
Exploration drilling and related expenditures, net	-	2,052
Compensation expense associated with stock-based awards	8,504	9,848
Amortization of deferred financing costs	1,716	1,515
Reclamation expenditures, net	(11,665)	(22,238)
Increase in restricted cash	(1,253)	(1,255)
Gain on sale of oil and gas properties	-	(900)
Other	(976)	(203)
(Increase) decrease in working capital:
Accounts receivable	8,373	(14,695)
Accounts payable and accrued liabilities	(9,888)	(20,219)
Prepaid expenses, inventories, and other	(3,367)	12,224
Net cash provided by continuing operations	41,868	38,265
Net cash used in discontinued operations	(3,099)	(4,719)
Net cash provided by operating activities	38,769	33,546

Cash flow from investing activities:
Exploration, development and other capital expenditures	(165,080)	(96,542)
Proceeds from sale of oil and gas properties	-	900
Net cash used in continuing operations	(165,080)	(95,642)
Net cash activity from discontinued operations	-	-
Net cash used in investing activities	(165,080)	(95,642)

Cash flow from financing activities:
Dividends paid and inducement payments on early conversion of
convertible preferred stock	(10,342)	(6,924)
Debt and equity issuance costs	-	(543)
Proceeds from exercise of stock options and other, net	(375)	548
Net cash used in continuing operations	(10,717)	(6,919)
Net cash activity from discontinued operations	-	-
Net cash used in financing activities	(10,717)	(6,919)
Net decrease in cash and cash equivalents	(137,028)	(69,015)
Cash and cash equivalents at beginning of year	568,763	905,684
Cash and cash equivalents at end of period	$431,735	$836,669

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
Three Months Ended March 31, 2012
(in thousands)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock held in treasury	Total Stockholders’ Equity
Balance as of December 31, 2011	$713,999	$1,639	$2,178,775	$(1,123,449)	$216	$(48,216)	$1,722,964
Stock-based compensation
expense	-	-	8,504	-	-	-	8,504
Preferred stock dividends	-	-	(10,342)	-	-	-	(10,342)
Stock option exercises and other, net	-	4	2,596	-	-	(2,975)	(375)
Net income	-	-	-	5,492	-	-	5,492
Other comprehensive income (loss)	-	-	-	-	(10)	-	(10)
Balance as of March 31, 2012	$713,999	$1,643	$2,179,533	$(1,117,957)	$206	$(51,191)	$1,726,233

The accompanying notes are an integral part of this consolidated financial statement.

McMoRan EXPLORATION CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  BASIS OF PRESENTATION
The consolidated financial statements of McMoRan Exploration Co. (McMoRan), a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles.  McMoRan’s consolidated financial statements include the accounts of those subsidiaries where McMoRan directly or indirectly has more than 50 percent of the voting rights and where the right to participate in significant management decisions is not shared with other shareholders, including its two wholly owned subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  MOXY conducts all of McMoRan’s oil and gas operations. The long-term business objective of Freeport Energy is to maximize the value of the offshore structures used in the former sulphur operations, which may include the pursuit of a multifaceted energy services facility  at the Main Pass Energy HubTM (MPEH™) project located at Main Pass Block 299 (Main Pass).  McMoRan’s previously discontinued sulphur operations are presented as discontinued operations, and the major classes of assets and liabilities related to its former sulphur business are separately shown for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature.

New Accounting Standard
In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) in connection with guidance on the presentation of comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU was effective for McMoRan’s first quarter 2012 reporting, and McMoRan adopted this ASU by presenting comprehensive income as a separate statement in this Form 10-Q for the three month periods ended March 31, 2012 and 2011. The adoption of this accounting standard had no other impact on McMoRan’s financial position or results of operations.

2.  LONG-TERM DEBT
McMoRan’s long-term debt is summarized below (in thousands).

	March 31,	December 31,
	2012	2011
Senior secured revolving credit facility	$-	$-
11.875% senior notes	300,000	300,000
5¼% convertible senior notes, net of discount of $1,316 and $1,954	66,861	66,223
4% convertible senior notes, net of discount of $12,110 and $12,637	187,890	187,363
Total debt	554,751	553,586
Less current maturities	(66,861)	(66,233)
Long-term debt	$487,890	$487,363

Senior Secured Revolving Credit Facility
McMoRan has a variable rate senior secured revolving credit facility (credit facility) that is secured by substantially all of MOXY’s oil and gas properties and matures on June 30, 2016, provided that the facility will mature on August 16, 2014 if McMoRan’s 11.875% senior notes are not redeemed or refinanced with senior notes with a term extending at least through 2016 by that date.  The credit facility’s borrowing capacity is $150 million, and under certain conditions it may be increased to a capacity of $300 million with additional lender commitments. There were no borrowings outstanding under the credit facility as of March 31, 2012. After giving effect to a $100 million letter of credit outstanding as surety support to a third party associated with reclamation obligations, availability totaled $50 million.

Availability under the credit facility is subject to a borrowing base that is redetermined semi-annually each April and October. McMoRan’s lenders are currently completing their semi-annual redetermination of its borrowing base.

The credit facility includes covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan is currently in compliance with these covenants.

Exchange Offer for 5¼% Convertible Senior Notes
On October 6, 2011, McMoRan completed an offer to exchange up to $74.7 million aggregate principal amount of its former 5¼% Convertible Senior Notes due October 6, 2011.  Approximately $68.2 million of the former notes were tendered and accepted for exchange for an equal principal amount of newly issued 5¼% Convertible Senior Notes due October 6, 2012 (5¼% new notes).  McMoRan repaid $6.5 million of the remaining principal amount of the former 5¼% notes, which matured in accordance with their terms on October 6, 2011.  The terms of the 5¼% new notes are substantially identical to the terms of the former 5¼% notes, except that the 5¼% new notes have a maturity date of October 6, 2012. The impact of this exchange transaction, which was recorded as a modification of debt in the fourth quarter of 2011, resulted in the recognition of an approximate $2.6 million debt discount related to the fair value of the instruments’ embedded conversion option that is being accreted as a component of interest expense over the one year term of the 5¼% new notes.

Fair Value of Debt
The fair value of McMoRan’s 5¼% new notes, 11.875% senior notes due November 2014 (11.875% senior notes) and 4% convertible senior notes due December 2017 (4% notes) is determined at the end of each reporting period using level 2 inputs based upon prices for exchanges of such instruments in other recent transactions by other market participants.  The following table reflects the estimated fair value of these obligations as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
5¼% new notes	$69,486	$73,590
11.875% senior notes	317,250	318,000
4% notes	206,800	232,600

Interest Expense, Net
Interest expense, which includes the amortization of deferred financing costs and revolving credit facility fees, is reflected net of amounts capitalized to McMoRan’s in-progress drilling projects. Interest capitalized by McMoRan totaled $14.3 million and $8.8 million in the three months ended March 31, 2012 and 2011, respectively.

3.  EARNINGS PER SHARE
Basic net loss per share of common stock has been calculated by dividing McMoRan’s net loss applicable to continuing operations, net loss from discontinued operations and net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented.  For purposes of the earnings per share computations, the net loss applicable to continuing operations includes preferred stock dividends and conversion inducement payments.

McMoRan had a net loss from continuing operations (as defined above) in the first quarters of 2012 and 2011.  Accordingly, the incremental common shares that would have been issued upon exercise of stock options, as well as conversion of McMoRan’s 5.75% convertible perpetual preferred stock (5.75% preferred stock), 8% convertible perpetual preferred stock (8% preferred stock), 4% notes and 5¼% new notes have been excluded from the diluted net loss per share calculations.  These common shares were excluded because their issuance is considered to be anti-dilutive, meaning their inclusion would have reduced the reported amount of net loss per share from continuing operations for the three month periods ended March 31, 2012 and 2011. The excluded common share amounts are summarized below (in thousands):

	First Quarter
	2012	2011

Stock options a	1,223	1,835
Shares issuable upon assumed conversion of:
5.75% preferred stock b	43,750	43,750
8% preferred stock b	2,046	2,570
5¼% new notes c	4,113	4,508
4% notes c	12,500	12,500

a.
McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options for purposes of its diluted earnings per share calculation.  The amounts represent stock options with an exercise price less than the average market price of McMoRan’s common stock for the periods presented.

b.
Amount represents total equivalent common shares assuming conversion of the respective convertible preferred stock instruments. During the first quarter of 2011, McMoRan induced conversion of approximately 8,100 shares of its 8% preferred stock (Note 7).  Preferred dividends and inducement payments for the early conversion of shares of McMoRan’s 8% preferred stock were $10.3 million and $11.8 million for the quarters ended March 31, 2012 and 2011, respectively.  See Note 8 of the 2011 Form 10-K for additional information regarding McMoRan’s 5.75% and 8% preferred stock.

c.
There was no net interest expense on the 5¼% new notes or the 4% notes during the quarter ended March 31, 2012. Net interest expense on the 5¼% existing notes and 4% notes totaled $0.4 million and $1.0 million during the quarter ended March 31, 2011, respectively. Additional information regarding McMoRan’s 4% notes and 5¼% new notes is disclosed in Note 6 of the 2011 Form 10-K.

Outstanding stock options which were excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented follow:

	First Quarter
	2012	2011
Outstanding options (in thousands)	8,580	3,121
Average exercise price per share	$16.87	$18.52

4.  STOCK-BASED COMPENSATION
Compensation cost charged to expense for stock-based awards follows (in thousands):

	First Quarter
	2012	2011
Stock options awarded to employees (including directors)	$7,927	$9,384
Stock options awarded to non-employees	453	373
Restricted stock units	124	91
Total stock-based compensation cost	$8,504	$9,848

A summary of the classification of stock-based compensation by financial statement line item for the three-month periods ended March 31, 2012 and 2011 follows (in thousands):

	First Quarter
	2012	2011
General and administrative expenses	$4,229	$5,231
Exploration expenses	4,239	4,534
Main Pass Energy HubTM costs	36	83
Total stock-based compensation cost	$8,504	$9,848

On February 6, 2012, McMoRan’s Board of Directors granted 1,953,500 stock options to its employees at an exercise price of $13.00 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options for these 445,000 shares were issued to McMoRan’s Co-Chairmen and Treasurer in lieu of cash compensation in 2012. The weighted average per share fair value of the options granted during the first quarter of 2012 was $8.80.  McMoRan recorded $ 5.9 million in charges related to immediately vested stock options in the first quarter of 2012. These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees which, under the terms of McMoRan’s employee stock option plans, results in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  McMoRan’s Board of Directors granted 1,737,500 stock options to its employees at an exercise price of $17.25 per share on February 7, 2011.  The weighted average per share fair value of the options granted in the first quarter of 2011 was $10.75.  McMoRan recorded $7.2 million in charges related to immediately vested stock options in the first quarter of 2011.

As of March 31, 2012, total compensation cost related to nonvested approved stock option awards not yet recognized in earnings was approximately $23.5 million, which is expected to be recognized over a weighted average period of approximately two years.

For additional information regarding McMoRan’s accounting for stock-based awards, see Notes 1 and 11 of the 2011 Form 10-K.

5.  INCOME TAXES
As of March 31, 2012 and December 31, 2011, McMoRan had approximately $457.5 million and $459.4 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance against these deferred tax assets (see Note 12 of the 2011 Form 10-K).  If future circumstances permit the allowance to be reversed, McMoRan’s effective tax rate would be positively affected in future periods to the extent these deferred tax assets are recognized.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  Tax periods open to audit primarily include federal and Louisiana income tax returns subsequent to 2007.  Net operating loss amounts prior to this time are also subject to audit.

6. OIL AND GAS ACTIVITIES
Exploration and Operations.
McMoRan has incurred drilling and development costs for in-progress and/or unproved exploratory wells totaling $851.6 million at March 31, 2012. In addition, McMoRan’s allocated leasehold costs for working interests acquired in properties associated with McMoRan’s current in-progress and unproven wells totaled $700.3 million at March 31, 2012.

As of March 31, 2012, McMoRan had two wells (the Davy Jones initial discovery well and Blackbeard West No. 1) with costs that had been capitalized for a period in excess of one year following the completion of initial exploratory drilling operations. Completion activities are currently in progress on the Davy Jones discovery well; McMoRan’s total investment in the Davy Jones complex, which includes $474.8 million in allocated property acquisition costs, totaled $846.9 million at March 31, 2012.

The Blackbeard West No. 1 well was drilled to a total depth of 32,997 feet in October 2008 and logs below 30,067 feet indicated potential hydrocarbon bearing zones measuring 220 net feet requiring further evaluation.  The well has been temporarily abandoned while McMoRan evaluates whether to drill deeper or complete the well to test the existing zones. McMoRan’s investment in the Blackbeard West No. 1 drilling costs approximated $31.3 million at March 31, 2012. On November 25, 2011, McMoRan commenced drilling a new well within the Blackbeard West Unit on Ship Shoal Block 188 (Blackbeard West No. 2 well). During recent drilling activities the well encountered a high pressure gas flow immediately below the salt weld.  McMoRan is currently setting a liner above the salt weld at 20,180 feet and plans to drill and evaluate this high pressure section and other objectives below the salt weld.  The well is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East and has a proposed total depth of 24,500 feet.  McMoRan holds a 69.4 percent working interest and a 53.1 percent net revenue interest in Ship Shoal Block 188.  McMoRan's investment in Blackbeard West No. 2 totaled $31.1 million at March 31, 2012. In addition, McMoRan has approximately $27.6 million of allocated leasehold costs for the Blackbeard West unit resulting from the PXP Acquisition.

The Boudin deep gas exploration well, which is located in 20 feet of water on Eugene Island Block 26 was drilled to a total depth of 24,284 feet in October 2011. Drilling results indicate potential hydrocarbon bearing zones within a laminated sand section in the Rob-L of the Miocene. The well has been temporarily abandoned while completion alternatives are evaluated.  The Eugene Island Block 26 lease was scheduled to expire on April 28, 2012. On April 27, 2012, McMoRan requested a lease extension with the Bureau of Safety and Environmental Enforcement (BSEE). McMoRan continues to hold its rights to the lease while the extension request is under consideration by the BSEE. If granted, the lease extension would provide additional time required to assess potential alternatives for a completion. If the extension is not granted, McMoRan’s investment in the lease would be impaired. McMoRan’s total investment in Boudin, which includes $14.8 million in allocated property acquisition costs, totaled $55.6 million at March 31, 2012.

If current or future activities are not successful in generating production that will allow McMoRan to recover all or a portion of its investment in any of its in-progress and/or unproven wells, McMoRan may be required to write down its investment in such properties to their estimated fair value.  See Note 1 of the 2011 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

As also discussed in Note 1 of the 2011 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts might not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required.  McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers as adjusted for current period production.  Future cash flows are determined using published period-end forward market prices adjusted for property-specific price basis differentials, net of estimated future production and development costs and excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that a property is impaired, McMoRan discounts the future cash flows using a discount factor that considers market participants’ expected rates of return for similar type assets if acquired under current market conditions.

The determination of oil and gas reserve estimates is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.  In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production.  Subsequent evaluation of the same reserves may result in variations in estimated reserves and related estimates of future cash flows, and these variations may be substantial.  If the capitalized costs of an individual oil and gas property exceed the related estimated future net cash flows from that property, an impairment charge to reduce the capitalized costs to the property’s estimated fair value is required.

McMoRan recorded impairment charges totaling $7.1 million following an impairment assessment of the carrying value of its oil and gas properties in the first quarter of 2012, reflecting higher recompletion costs, a decline in market prices for natural gas, well performance issues, and other economic factors. In the comparable prior year period McMoRan recorded impairment charges totaling $21.4 million following an impairment assessment of the carrying value of its oil and gas properties. The majority of these charges ($15.6 million) were related to a proved undeveloped property which was deemed impaired following unsuccessful attempts to achieve an economically acceptable farm-out arrangement with a third party for development of the property. McMoRan considers the fair value measurements used in its impairment evaluations to be derived from Level 3 inputs.

Additional impairment charges may be recorded in future periods if prices weaken, or if other unforeseen operational or other issues occur that negatively impact McMoRan’s ability to fully recover its current investments in oil and gas properties.

For more information regarding the risks associated with the declines in the future market prices of oil and natural gas and the other factors that could impact current reserve estimates, see Part I, Item 1A. “Risk Factors” included in the 2011 Form 10-K.

2008 Hurricane Insurance Claims.
In December 2011, McMoRan reached a settlement with its insurers to finalize all outstanding claims from the 2008 hurricane events. As a result, McMoRan recognized no insurance recoveries relating to the 2008 hurricane claims during the quarter ended March 31, 2012. Approximately $1.2 million of insurance proceeds related to a separate property damage claim was recorded in the first quarter of 2012. Net insurance recoveries of $16.4 million related to the 2008 hurricane events were recorded during the quarter ended March 31, 2011.

Accrued Reclamation Obligations.
For more information regarding McMoRan’s accounting policies for asset retirement obligations see Notes 1 and 15 of the 2011 Form 10-K. A summary of changes in McMoRan’s consolidated discounted asset retirement obligations (including both current and long-term obligations) since December 31, 2011 follows (in thousands):

	Oil and
	Natural Gas	Sulphur
Asset retirement obligation at beginning of year	$326,394	$17,745
Liabilities settled	(3,967)	(1,415)
Scheduled accretion and other expense	5,618	1,993
Other, net	(1,085)	-
Asset retirement obligations at March 31, 2012	$326,960	$18,323

7. OTHER MATTERS
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

Subsequent Events Evaluation.
McMoRan evaluated subsequent events for purposes of its March 31, 2012 financial reporting through the date of filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission.

8.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 6 and 18 of the 2011 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following unaudited consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at March 31, 2012 and December 31, 2011 and the related condensed consolidating statements of operations and cash flow for the three months ended March 31, 2012 and 2011, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

 CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2012
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan

ASSETS
Current assets:
Cash and cash equivalents	$94	$431,603	$38	$-	$431,735
Accounts receivable	-	68,998	-	-	68,998
Inventories	-	36,139	-	-	36,139
Prepaid expenses	493	12,111	-	-	12,604
Current assets from discontinued
operations	-	-	848	-	848
Total current assets	587	548,851	886	-	550,324
Property, plant and equipment, net	-	2,306,558	31	-	2,306,589
Investment in subsidiaries	1,615,130	-	-	(1,615,130)	-
Amounts due from affiliates	689,927	-	-	(689,927)	-
Restricted cash and other assets	4,297	65,767	1	-	70,065
Long-term assets from discontinued operations	-	-	439	-	439
Total assets	$2,309,941	$2,921,176	$1,357	$(2,305,057)	$2,927,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$263	$121,915	$1,204	$-	$123,382
Accrued liabilities	2,414	128,633	-	(208)	130,839
Current portion of debt	66,861	-	-	-	66,861
Current portion of oil and gas
accrued reclamation costs	-	65,921	-	-	65,921
Other current liabilities	21,495	746	-	-	22,241
Current liabilities from discontinued
operations	-	-	4,300	208	4,508
Total current liabilities	91,033	317,215	5,504	-	413,752
Long-term debt	487,890	-	-	-	487,890
Amounts due to affiliates	-	687,302	2,625	(689,927)	-
Accrued oil and gas reclamation costs	-	261,039	-	-	261,039
Other long-term liabilities	4,785	12,941	1,616	-	19,342
Long-term liabilities from discontinued
operations	-	-	19,161	-	19,161
Total liabilities	583,708	1,278,497	28,906	(689,927)	1,201,184
Commitments and contingencies
Stockholders’ equity (deficit)	1,726,233	1,642,679	(27,549)	(1,615,130)	1,726,233
Total liabilities and stockholders’ equity
(deficit)	$2,309,941	$2,921,176	$1,357	$(2,305,057)	$2,927,417

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2011
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan

ASSETS
Current assets:
Cash and cash equivalents	$16,341	$552,365	$57	$-	$568,763
Accounts receivable	1,850	70,235	-	-	72,085
Inventories	-	36,274	-	-	36,274
Prepaid expenses	668	8,435	-	-	9,103
Current assets from discontinued
operations	-	-	682	-	682
Total current assets	18,859	667,309	739	-	686,907
Property, plant and equipment, net	-	2,181,896	30	-	2,181,926
Investment in subsidiaries	1,596,092	-	-	(1,596,092)	-
Amounts due from affiliates	677,127	-	-	(677,127)	-
Restricted cash and other assets	4,641	65,301	-	-	69,942
Long-term assets from discontinued operations	-	-	439	-	439
Total assets	$2,296,719	$2,914,506	$1,208	$(2,273,219)	$2,939,214

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$217	$115,121	$494	$-	$115,832
Accrued liabilities	787	160,309	-	(274)	160,822
Current portion of debt	66,223	-	-	-	66,223
Current portion of oil and gas
accrued reclamation costs	-	58,810	-	-	58,810
Other current liabilities	13,694	754	-	-	14,448
Current liabilities from discontinued
operations	-	-	4,990	274	5,264
Total current liabilities	80,921	334,994	5,484	-	421,399
Long-term debt	487,363	-	-	-	487,363
Amounts due to affiliates	-	674,613	2,515	(677,128)	-
Accrued oil and gas reclamation costs	-	267,584	-	-	267,584
Other long-term liabilities	5,471	13,799	1,616	-	20,886
Long-term liabilities from discontinued
operations	-	-	19,018	-	19,018
Total liabilities	573,755	1,290,990	28,633	(677,128)	1,216,250
Stockholders’ equity (deficit)	1,722,964	1,623,516	(27,425)	(1,596,091)	1,722,964
Total liabilities and stockholders’
equity (deficit)	$2,296,719	$2,914,506	$1,208	$(2,273,219)	$2,939,214

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2012
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan

Revenues:
Oil and natural gas	$-	$107,084	$-	$-	$107,084
Service	-	3,563	6	(6)	3,563
Total revenues	-	110,647	6	(6)	110,647
Costs and expenses:
Production and delivery costs	-	38,668	-	(6)	38,662
Depletion, depreciation and amortization
expense	-	41,829	-	-	41,829
Exploration expenses	-	8,019	-	-	8,019
General and administrative expenses	2,193	12,740	-	-	14,933
Main Pass Energy HubTM costs	-	-	66	-	66
Insurance recoveries	-	(1,229)	-	-	(1,229)
Total costs and expenses	2,193	100,027	66	(6)	102,280
Operating income (loss)	(2,193)	10,620	(60)	-	8,367
Equity in losses of consolidated
subsidiaries	7,691	-	-	(7,691)	-
Other income, net	(6)	234	-	-	228
Income (loss) from continuing operations
before income taxes	5,492	10,854	(60)	(7,691)	8,595
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	5,492	10,854	(60)	(7,691)	8,595
Loss from discontinued operations	-	-	(3,103)	-	(3,103)
Net income (loss)	5,492	10,854	(3,163)	(7,691)	5,492
Preferred dividends and other related
preferred stock costs	(10,342)	-	-	-	(10,342)
Net loss applicable to common stock	$(4,850)	$10,854	$(3,163)	$(7,691)	$(4,850)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2011
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan

Revenues:
Oil and natural gas	$-	$133,712	$-	$-	$133,712
Service	-	3,292	10	(10)	3,292
Total revenues	-	137,004	10	(10)	137,004
Costs and expenses:
Production and delivery costs	-	47,967		(10)	47,957
Depletion, depreciation and amortization
expense	-	86,670	-	-	86,670
Exploration expenses	-	12,778	-	-	12,778
General and administrative expenses	2,759	13,193	-	-	15,952
Main Pass Energy HubTM costs	-	-	235	-	235
Gain on sale of oil and gas property	-	(900)	-	-	(900)
Insurance recoveries	-	(16,423)	-	-	(16,423)
Total costs and expenses	2,759	143,285	235	(10)	146,269
Operating loss	(2,759)	(6,281)	(225)	-	(9,265)
Interest expense, net	(5,449)	-	-	-	(5,449)
Equity in losses of consolidated
subsidiaries	(7,565)	-	-	7,565	-
Other income, net	(5)	185	-	-	180
Loss from continuing operations before
income taxes	(15,778)	(6,096)	(225)	7,565	(14,534)
Income tax expense	-	-	-	-	-
Loss from continuing operations	(15,778)	(6,096)	(225)	7,565	(14,534)
Loss from discontinued operations	-	-	(1,244)	-	(1,244)
Net loss	(15,778)	(6,096)	(1,469)	7,565	(15,778)
Preferred dividends and other related
preferred stock costs	(11,772)	-	-	-	(11,772)
Net loss applicable to common stock	$(27,550)	$(6,096)	$(1,469)	$7,565	$(27,550)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2012
(In Thousands)

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$10,144	$31,753	$(29)	$41,868
Net cash used in discontinued operations	-	-	(3,099)	(3,099)
Net cash provided by (used in)
operating activities	10,144	31,753	(3,128)	38,769

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(165,080)	-	(165,080)
Net cash used in investing activities	-	(165,080)	-	(165,080)

Cash flow from financing activities:
Dividends paid	(10,342)	-	-	(10,342)
Proceeds from exercise of stock options	(375)	-	-	(375)
Investment from parent	(3,000)	-	3,000	-
Amounts payable to consolidated affiliates	(12,674)	12,565	109	-
Net cash provided by (used in)
financing activities	(26,391)	12,565	3,109	(10,717)

Net decrease in cash and cash
equivalents	(16,247)	(120,762)	(19)	(137,028)
Cash and cash equivalents at beginning
of year	16,341	552,365	57	568,763
Cash and cash equivalents at end of
period	$94	$431,603	$38	$431,735

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2011
(In Thousands)

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$(766)	$39,183	$(152)	$38,265
Net cash used in discontinued operations	-	-	(4,719)	(4,719)
Net cash provided by (used in)
operating activities	(766)	39,183	(4,871)	33,546

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(96,542)	-	(96,542)
Proceeds from sale of oil and gas property	-	900	-	900
Net cash used in investing activities	-	(95,642)	-	(95,642)

Cash flow from financing activities:
Dividends paid and inducement
payments on convertible preferred
stock	(6,924)	-	-	(6,924)
Proceeds from exercise of stock options	548	-	-	548
Investment from parent	(5,000)	-	5,000	-
Debt and equity issuance costs	(543)	-	-	(543)
Amounts payable to consolidated affiliates	27,370	(27,513)	143	-
Net cash provided by (used in)
financing activities	15,451	(27,513)	5,143	(6,919)

Net increase (decrease) in cash and cash
equivalents	14,685	(83,972)	272	(69,015)
Cash and cash equivalents at beginning
of year	420	904,889	375	905,684
Cash and cash equivalents at end of
period	$15,105	$820,917	$647	$836,669

9. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan recognized income from continuing operations totaling $8.6 million for the first quarter of 2012, which was inadequate to cover its fixed charges of $14.4 million for that period.  McMoRan recognized a loss from continuing operations totaling $14.5 million for the first quarter of 2011, which did not cover its fixed charges of $14.4 million for that period. For this calculation, earnings consist of income (loss) from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2012, and the related consolidated statements of operations, comprehensive income, and cash flow for the three-month periods ended March 31, 2012 and 2011, and the consolidated statement of equity for the three month period ended March 31, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2011, and the related consolidated statements of operations, cash flow and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 29, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
May 7, 2012

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.  Also see the 2011 Form 10-K for a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas in the shallow waters (less than 500 feet of water) of the Gulf of Mexico and onshore in the Gulf Coast area of the United States.  Our exploration strategy is focused on targeting large structures on the “deep gas play,” and on the “ultra-deep play.”  Deep gas prospects target large deposits at depths typically between 15,000 and 25,000 feet.  Ultra-deep prospects target objectives at depths typically below 25,000 feet. We have one of the largest acreage positions in the shallow waters of the Gulf of Mexico and Gulf Coast areas, which are our regions of focus. We have rights to approximately 891,000 gross acres, including approximately 295,000 gross acres associated with the ultra-deep gas play below the salt weld.  Our focused strategy enables us to make efficient use of our geological, engineering and operational expertise in these areas where we have more than 40 years of operating experience. We also believe that the scale of our operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

On December 30, 2010, we completed the acquisition of Plains Exploration & Production Company’s (PXP) shallow water Gulf of Mexico shelf assets (PXP Acquisition).  Under the terms of the transaction, we issued 51 million shares of common stock and paid $75.0 million cash to PXP, with total consideration for the transaction of approximately $1 billion based on the value of our common stock on the closing date.  Concurrent with the PXP Acquisition, we issued $700 million of 5.75% Convertible Perpetual Preferred Stock (5.75% preferred stock) and $200 million of 4% Convertible Senior Notes (4% senior notes). See notes 2, 6, and 8 of our 2011 Form 10-K for additional information regarding the PXP Acquisition and related financing transactions.

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

During the three months ended March 31, 2012, we invested $165.1 million on capital-related projects primarily associated with our exploration activities. Depending on drilling results, follow on development opportunities and general market factors, we expect 2012 capital expenditures to approximate $500 million apportioned evenly between exploration and development. During the three months ended March 31, 2012, we also incurred $11.7 million of net abandonment expenditures.  We plan to spend approximately $60 million in 2012 for the abandonment and removal of oil and gas structures in the Gulf of Mexico.

Capital spending will continue to be driven by opportunities and will be managed based on market conditions, results of our operations and availability of capital. We will require significant capital for the continuing commercial development and exploitation of our Davy Jones and other significant ultra-deep exploration and development projects. We plan to fund our capital spending through available cash, cash flow from operations, participation by partners in exploration and development projects and potential new financings. We continue to evaluate market conditions, funding alternatives and fluctuations in oil and natural gas market prices, all of which, along with the results from our current Davy Jones No. 1 completion and testing activities, may have a material effect on one or more facets of our business and overall business strategy. We will continue to evaluate and respond to any impact these conditions may have on our operations.

North American Natural Gas and Oil Market Environment

Our first quarter 2012 production volumes were comprised of approximately 62 percent natural gas and 38 percent oil and natural gas liquids, while our revenues were derived 79 percent from oil and natural gas liquids and 21 percent from natural gas. North American natural gas averaged $2.45 per MMbtu during the first quarter of 2012.  The spot price for natural gas was $2.25 per MMbtu on May 2, 2012.  The average oil price for the first quarter of 2012 was $102.88 per barrel and the spot price for oil was $105.22 per barrel on May 2, 2012.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in the 2011 Form 10-K).

Currently, natural gas supply is higher than related demand. In recent years, new sources for natural gas, such as shale gas, have contributed to the current oversupply of natural gas. Many economic forecasts predict an oversupplied natural gas market over the near-term, and various industry participants have curtailed drilling activity for natural gas. A reduction in drilling activity combined with increased industrial demand would provide support for prices.  The spot price of natural gas has recently dropped below $2.00 per MMbtu; as of May 2, 2012 the spot price for natural gas was $2.25 per MMbtu. Prolonged weak natural gas market conditions would likely have a negative impact on our results of operations and financial condition and may require us to reduce planned capital spending and adjust aspects of our current business strategy.

Production Update
First-quarter 2012 production averaged 156 MMcfe/d net to us, compared with 195 MMcfe/d in the first quarter of 2011.  Excluding production from Davy Jones, production is expected to average approximately 135 MMcfe/d for the year 2012, including 145 MMcfe/d in the second quarter of 2012. McMoRan’s estimated production rates are dependent on the timing of planned recompletions, production performance, weather and other factors.

Production from the Flatrock field averaged a gross rate of approximately 136 MMcfe/d (56 MMcfe/d net to us) in the first quarter of 2012, compared with 183 MMcfe/d (75 MMcfe/d net to us) in the first quarter of 2011.  Production from Flatrock is expected to decline during the second half of 2012 resulting from declines in the currently producing zones. Following depletion of current producing zones, we are planning several recompletions to additional pay zones which are expected to increase production in future years. We own a 55.0 percent working interest and a 41.3 percent net revenue interest in the Flatrock field.

Oil and Gas Activities

Shallow Water Ultra-Deep Exploration and Development Activities.  Since 2008, our drilling activities in the shallow waters of the Gulf of Mexico (GOM) below the salt weld (i.e. listric fault) have successfully confirmed our geologic model and the highly prospective nature of this emerging geologic trend.  The data from five wells drilled to date indicate the presence below the salt weld of geologic formations including Upper/Middle/Lower Miocene, Frio, Vicksburg, Upper Eocene, Sparta carbonate, Wilcox, Tuscaloosa and Cretaceous carbonate, which have been prolific onshore, in the deepwater GOM and in international locations. The results of these activities indicate the potential for a major new geologic trend spanning 200 miles in the shallow waters of the GOM and onshore in the Gulf Coast area.  Further drilling and flow testing will be required to determine the ultimate potential of this new trend.

Davy Jones
The Davy Jones No. 1 well on South Marsh Island Block 230 was successfully completed in March 2012 and work is ongoing to establish commercial production from the well.  During initial attempts to perforate and flow test the Wilcox “F” sand, certain hydraulic perforating equipment malfunctioned. The subsequent perforation of the Wilcox “D” sand using electric line perforating equipment in March 2012 resulted in positive pressure build-up in the wellbore followed by a gas flare from the well.  Initial samples from the limited test indicated that the natural gas from the Wilcox “D” sand was high quality with low levels of CO2 and no H2S.  Blockage from drilling fluid associated with initial drilling operations prevented us from obtaining a measurable flow rate.  Attempts to perforate the Wilcox “C” sand did not clear the blockage.  In April 2012, we commenced operations to remove the tubing from the well, clear the residual drilling fluid, and remove the perforating guns currently set across the Wilcox “F” sand to provide access to all of the Wilcox reservoirs (“A” through “F”) totaling 200 net feet.

To maximize production from the well and enable effective formation penetrations, we plan to use electric wireline casing guns that are larger than the tubing guns used to perforate the Wilcox “C” and “D” sands. We expect the operations currently under way will enable a measurable flow rate during the second quarter of 2012. Production could be established shortly thereafter.

We have drilled two successful sub-salt wells in the Davy Jones field.  The Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base.  The Davy Jones offset appraisal well (Davy Jones No. 2), which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands, indicating continuity across the major structural features of the Davy Jones prospect, and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections.  We expect to commence the completion of the No. 2 well in the second half of 2012.  Our total investment in Davy Jones, which includes $474.8 million in allocated property acquisition costs, totaled $846.9 million at March 31, 2012.

Blackbeard East
The Blackbeard East ultra-deep exploration by-pass well was drilled to a total depth of 33,318 feet true vertical depth in January 2012.  Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper/Middle Miocene, Frio, Vicksburg, and Sparta carbonate.  The Frio sands are the first hydrocarbon bearing Frio sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana. We are evaluating development options associated with these formations. Pressure and temperature data below the salt weld between 19,500 feet and 24,600 feet at Blackbeard East indicate that a completion at these depths could utilize conventional equipment and technologies.  We believe these exploration results enhance the potential of our other acreage in the Blackbeard strategic area, including our Blackbeard West No. 2, Barbosa and Queen Anne’s Revenge ultra-deep prospects.  Blackbeard East is located in 80 feet of water on South Timbalier Block 144.  Our total investment in Blackbeard East, which includes $130.5 million in allocated property acquisition costs, totaled $301.4 million at March 31, 2012.

Lafitte
The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012.  Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Upper Eocene, and Sparta carbonate.  The Upper Eocene sands are the first hydrocarbon bearing Upper Eocene sands encountered either on the GOM Shelf or in the deepwater offshore Louisiana.  We are evaluating development options associated with these formations.  We believe these exploration results enhance the potential of our other acreage in the Lafitte strategic area, including our Barataria and Captain Blood ultra-deep prospects. Barataria (10,000 gross acres) is located west southwest of Lafitte and Captain Blood (10,000 gross acres) is located immediately south of Lafitte.  Our total investment in Lafitte, which includes $35.8 million in allocated property acquisition costs, totaled $191.0 million at March 31, 2012.

Blackbeard West Unit
The Blackbeard West No. 1 well was drilled to a total depth of 32,997 feet in October 2008 and logs below 30,067 feet indicated potential hydrocarbon bearing zones measuring 220 net feet requiring further evaluation.  The well has been temporarily abandoned while we evaluate whether to drill deeper or complete the well to test the existing zones. Our investment in the Blackbeard West No. 1 drilling costs approximated $31.3 million at March 31, 2012.

On November 25, 2011, we commenced drilling a new well within the Blackbeard West Unit on Ship Shoal Block 188 (Blackbeard West No. 2 well). During recent drilling activities the well encountered a high pressure gas flow immediately below the salt weld.  We are currently setting a liner above the salt weld at 20,180 feet and plan to drill and evaluate this high pressure section and other objectives below the salt weld.  The well is targeting Miocene aged sands seen below the salt weld approximately 13 miles east at Blackbeard East and has a proposed total depth of 24,500 feet.  We hold a 69.4 percent working interest and a 53.1 percent net revenue interest in Ship Shoal Block 188.  Our investment in Blackbeard West No. 2 totaled $31.1 million at March 31, 2012. In addition, we have approximately $27.6 million of allocated leasehold costs for the Blackbeard West unit resulting from the PXP Acquisition.

Lineham Creek
The Lineham Creek exploration prospect, which is located onshore in Cameron Parish, Louisiana commenced operations on December 31, 2011.  The well, which is targeting Eocene and Paleocene objectives below the salt weld, is currently drilling below 15,100 feet towards a proposed total depth of 29,000 feet.  Chevron U.S.A Inc., as operator of the well, holds a 50 percent working interest.  McMoRan is participating for a 36.0 percent working interest. Our investment in Lineham Creek totaled $17.4 million at March 31, 2012.

Shallow Water Deep Gas Exploration and Development Activities.  In addition to the ultra-deep play on the Shelf of the GOM, our exploration strategy is also focused on the “deep gas play.”  Deep gas prospects target large Miocene age deposits above the salt weld (i.e. listric fault) at depths typically between 15,000 to 25,000 feet.

Hurricane Deep
The Hurricane Deep well, which is located in 12 feet of water on South Marsh Island Block 217, was drilled to a total depth of 21,378 feet in July 2011.  Log results indicated the presence of Operc and Gyro sands that we determined could be pursued in an updip location.  The well has been temporarily abandoned to preserve the wellbore and we are evaluating opportunities to sidetrack or deepen.  Our total investment in Hurricane Deep, which includes $16.8 million in allocated property acquisition costs, totaled $49.5 million at March 31, 2012.

Boudin
The Boudin deep gas exploration well, which is located in 20 feet of water on Eugene Island Block 26 was drilled to a total depth of 24,284 feet in October 2011. Drilling results indicate potential hydrocarbon bearing zones within a laminated sand section in the Rob-L of the Miocene. The well has been temporarily abandoned while completion alternatives are evaluated.  The Eugene Island Block 26 lease was scheduled to expire on April 28, 2012. On April 27, 2012, we requested a lease extension with the Bureau of Safety and Environmental Enforcement (BSEE). We continue to hold our rights to the lease while the extension request is under consideration by the BSEE. If granted, the lease extension would provide additional time required to assess potential alternatives for a completion. If the extension is not granted, our investment in the lease would be impaired.  Our total investment in Boudin, which includes $14.8 million in allocated property acquisition costs, totaled $55.6 million at March 31, 2012.

Acreage Position
As of March 31, 2012, we owned or controlled interests in 961 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering approximately 891,000 gross acres (554,000 acres net to our interests). Our acreage position includes 694,000 gross acres (429,000 acres net to our interests) located on the outer continental shelf of the Gulf of Mexico. This acreage position includes approximately 295,000 gross acres associated with our ultra-deep gas play. McMoRan believes the ultra-deep sub-salt play extends onshore and is pursuing acreage associated with large structures it has identified onshore South Louisiana. Leases covering approximately 69,000 net acres owned or controlled by us are scheduled to expire in 2012, however, a significant portion of this acreage is expected to be retained by drilling operations or other means.

RESULTS OF OPERATIONS

Our first quarter 2012 operating income of $8.4 million includes (a) impairment charges of $7.1 million for certain fields to reduce their net carrying value to fair value; (b) adjustments totaling approximately $2.0 million charged against earnings for increased asset retirement obligations associated with certain of McMoRan’s oil and gas properties; (c) $8.5 million in charges related to stock-based compensation expense; and excludes (d) approximately $14.3 million in interest expense capitalized to in-progress drilling projects.

Our first quarter 2011 operating loss of $9.3 million includes (a) impairment charges of $21.4 million for certain fields to reduce their net carrying value to fair value; (b) adjustments totaling approximately $14.9 million charged against earnings for increased asset retirement obligations associated with certain of McMoRan’s oil and gas properties, a substantial portion of which is covered for reimbursement in the future under McMoRan’s insurance program; (c) $16.4 million for net insurance recoveries associated with insured hurricane-related losses; (d) $9.9 million in charges related to stock-based compensation expense; (e) $2.1 million in charges to exploration expense related to the Platte well; and excludes (f) approximately $8.8 million in interest expense capitalized to in-progress drilling projects.

Summarized operating data are as follows:

	First Quarter
	2012	2011
Sales Volumes
Gas (thousand cubic feet, or Mcf)	8,795,100	11,669,400
Oil (barrels)	610,100	686,700
Natural gas liquids (NGLs, Mcf equivalent)	1,731,800	1,738,600
Average Realizations
Gas (per Mcf)	$ 2.59	$ 4.54
Oil (per barrel)	$ 112.70	$ 96.76
NGLs (per Mcf equivalent)	8.96	8.02
All hydrocarbon products (per Mcf equivalent)	7.54	7.61

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

First
Quarter
Oil and natural gas revenues – prior year period	$133,712
Increase (decrease)
Price realizations:
Natural gas	(17,150)
Oil and condensate	9,725
Sales volumes:
Natural gas	(13,050)
Oil and condensate	(7,413)
NGL revenue	1,570
Other	(310)
Oil and natural gas revenues – current year period	$107,084

Our oil and natural gas sales volumes totaled 14.2 billion cubic feet of natural gas equivalents (Bcfe) in the first quarter of 2012, a 19 percent decrease from the 17.5 Bcfe of sales volume generated in the first quarter of 2011. The decrease in sales volumes between comparable periods is primarily due to the expected production decline curve associated with certain of our maturing oil and gas properties. Average realizations received for natural gas sold during the first quarter of 2012 decreased 43 percent from amounts received in the comparable period of 2011 and average realizations received for oil sold during the first quarter of 2012 increased 16 percent from amounts received in the comparable period of 2011 (see “North American Natural Gas and Oil Market Environment” above).  Our service revenues totaled $3.6 million in the first quarter of 2012 and $3.3 million in the same period of 2011.

Production and delivery costs. The following table reflects our production and delivery costs for the quarters ended March 31, 2012 and 2011 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2012	Mcfe	2011	Mcfe
Lease operating expense	$26.6	$1.87	$30.0	$1.71
Workover and major expense costs	4.1	0.29	5.8	0.33
Insurance	1.6	0.11	6.1	0.35
Transportation, production taxes, and plant processing fees	6.2	0.44	5.5	0.31
Other	0.2	0.01	0.6	0.04
Total	$38.7	$2.72	$48.0	$2.74

 Lease operating expense (LOE) decreased approximately $3.4 million in the first quarter of 2012 compared to the 2011 period due to a decrease in overall production between the periods. Workover and major expense costs decreased approximately $1.7 million in the first quarter of 2012 compared to the 2011 period primarily reflecting lower maintenance and other expense projects including certain regulatory related compliance repairs incurred at our Main Pass 299 facility during the first quarter 2011 that did not occur during the first quarter 2012.

Market insurance premium rates for operators in the Gulf of Mexico have increased significantly in recent years following hurricane events and the Deepwater Horizon incident in April 2010.  In addition, the coverage limits for certain types of catastrophic events, such as hurricanes, have become significantly more restrictive. Because of this and in consideration of our on-going efforts to mitigate our exposure to the costs of storm-related structural damage through our aggressive reclamation program to remove platforms and related structures for non-productive wells, we did not obtain coverage for windstorm perils in the mid-year 2011 renewal of our annual insurance program. The elimination of windstorm coverage resulted in a reduction of our insurance costs for the quarter ended March 31, 2012 in comparison to the same period in 2011. For additional information related to risks associated with our insurance coverage, see Part II, Item 1A. “Risk Factors” included in the 2011 Form 10-K.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the quarters ended March 31, 2012 and 2011 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2012	Mcfe	2011	Mcfe
Depletion and depreciation expense	$29.1	$2.05	$46.8	$2.67
Accretion expense	5.6	0.40	18.5	1.06
Impairment charges/losses	7.1	0.50	21.4	1.22
Total	$41.8	$2.95	$86.7	$4.95

Our depletion, depreciation and amortization rates are directly affected by estimates of proved reserve quantities, which are subject to revisions over time as changes in reserve estimates and fluctuations in the recorded amounts of property, plant and equipment and asset retirement obligations occur.

The decrease in accretion expense in the first quarter of 2012 compared to 2011 primarily resulted from a decrease in adjustments to oil and gas property asset retirement obligations. During the first quarter 2011 approximately $14.9 million of asset retirement obligation adjustments were recorded related to estimated remediation costs for hurricane damaged and certain other properties compared with $2.0 million of such adjustments in first quarter 2012.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates. We recorded impairment charges of $7.1 million during the first quarter 2012, reflecting higher recompletion costs, a decline in market prices for natural gas, well performance issues, and other economic factors. We recorded impairment charges of $21.4 million during the first quarter 2011. The majority of these charges ($15.6 million) was related to one proved undeveloped property which was deemed impaired following unsuccessful attempts to achieve an economically acceptable farm-out arrangement with a third party for the development of reserves assigned to that property.

As more fully explained in Item 1A, “Risk Factors” in the 2011 Form 10-K any one or more of the conditions described above could require additional impairment charges to be recorded in future periods.

Exploration Expenses.  Summarized exploration expenses follow (in millions):

	First Quarter
	2012		2011
Geological and geophysical,
including 3-D seismic purchases a	$6.1		$6.8
Non productive exploratory costs, including
related lease costs	-		2.1	b
Other	1.9	c	3.9	d
	$8.0		$12.8

a.
Includes compensation costs associated with outstanding stock-based awards totaling $4.2 million in the first quarter of 2012 and $4.5 million in the first quarter of 2011 (see “Stock-Based Compensation” below and Note 4).

b.	In the first quarter of 2011, we charged $2.1 million to exploration expense relating to our non-productive Platte well.
c.	Includes $2.9 million in stand-by rig charges. These charges were partially offset by $1.9 million in net reductions to estimated insurance costs for drilling-related projects.
d.	Includes $3.1 million in drilling-related insurance costs.

Other Financial Results
Operating
General and administrative expense totaled $14.9 million in the first quarter of 2012 and $16.0 million in the first quarter of 2011.  The decrease in these costs is primarily related to $0.6 million in lower corporate legal fees and approximately $0.4 million in lower incentive compensation costs during the first quarter of 2012 compared to the same period in 2011.

In December 2011, we reached a settlement with our insurers to finalize all outstanding claims from the 2008 hurricane events. As a result, we recognized no insurance recoveries relating to the 2008 hurricane claims during the quarter ended March 31, 2012, although approximately $1.2 million of insurance proceeds related to a separate property damage claim was recorded in the first quarter of 2012. Net insurance recoveries of $16.4 million related to the 2008 Hurricane claims were recorded during the quarter ended March 31, 2011.

Stock-Based Compensation.  Compensation cost charged against earnings for stock-based awards follows (in thousands):

	First Quarter
	2012	2011
General and administrative expenses	$4,229	$5,231
Exploration expenses	4,239	4,534
Main Pass Energy HubTM costs	36	83
Total stock-based compensation cost	$8,504	$9,848

On February 6, 2012, our Board of Directors granted 1,953,500 stock options to our employees at an exercise price of $13.00 per share, including immediately exercisable options for an aggregate of 445,000 shares.  Options for these 445,000 shares were issued to our Co-Chairmen and Treasurer in lieu of cash compensation in 2012.  The weighted average per share value of these options granted during the first quarter of 2012 was $8.80.  We recorded $5.9 million in charges related to immediately vested stock options in the first quarter of 2012.  These charges included the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees, which resulted in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant.  On February 7, 2011, our Board of Directors granted 1,737,500 stock options to our employees at an exercise price of $17.25 per share. The weighted average per share value of these options granted during the first quarter of 2011 was $10.75.  We recorded $7.2 million in charges related to immediately vested stock options and the compensation costs associated with the immediately exercisable options and the compensation costs related to stock options granted to retiree-eligible employees in the first quarter of 2011.

As of March 31, 2012, total compensation cost related to nonvested approved stock option awards not yet recognized in earnings was approximately $23.5 million, which is expected to be recognized over a weighted average period of approximately two years.

Non-Operating
All interest expense was capitalized during the first quarter 2012 and interest expense, net of amounts capitalized, totaled $5.4 million in the first quarter of 2011.  Capitalized interest totaled $14.3 million in the first quarter of 2012 and $8.8 million in the first quarter of 2011. The increased amount of capitalized interest in 2012 reflects the impact of our increased investment in on-going drilling projects.

In February 2012, the Obama Administration released its Fiscal Year 2013 budget which includes proposals that, if legislated and enacted into law, would make significant changes to United States (U.S.) tax laws.  See the 2011 Form 10-K for further discussion on the Administration’s Fiscal Year 2013 budget proposal.

Discontinued Operations
Our discontinued operations incurred net losses of $3.1 million in the first quarter of 2012 and $1.2 million in the first quarter of 2011.  The first quarter of 2012 includes $1.7 million of adjustments related to increased cost estimates of reclamation activities associated with certain former sulphur mining related properties.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	First Quarter
	2012	2011
Continuing operations
Operating	$41.9	$38.2
Investing	(165.1)	(95.6)
Financing	(10.7)	(6.9)

Discontinued operations
Operating	(3.1)	(4.7)
Investing	-	-
Financing	-	-

Total cash flow
Operating	38.8	33.5
Investing	(165.1)	(95.6)
Financing	(10.7)	(6.9)

First-Quarter 2012 Cash Flows Compared with First-Quarter 2011

Operating Cash Flows
Our operating cash flow of $41.9 million in the first quarter 2012 was higher than the $38.2 million in the first quarter 2011 primarily as a result of $17.8 million in lower working capital uses between comparable periods, $10.5 million in lower reclamation expenditures, $9.3 million in lower production and delivery costs, $5.4 million in lower interest expense and $2.7 million in lower exploration expenditures, offset by $26.4 million in lower revenues and a $15.2 million reduction in insurance recoveries.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).  Our exploration, development and other capital expenditures totaled $165.1 million for the first quarter of 2012 and $96.5 million for the first quarter of 2011. The increase in capital expenditures is primarily due to our increased drilling and development activities in our ultra-deep operations.

Financing Cash Flows
Our continuing operations’ financing activities included payments of dividends on our 5.75% convertible perpetual preferred stock (5.75% preferred stock) and our 8% convertible perpetual preferred stock (8% preferred stock) totaling $10.3 million in both the first quarters of 2012 and 2011. Additionally, during the first quarter of 2011, we agreed through a privately negotiated transaction to induce the conversion of approximately 8,100 shares of our 8% preferred stock into approximately 1.2 million shares of our common stock for a payment of $1.5 million.

Senior Secured Revolving Credit Facility
Our variable rate senior secured revolving credit facility (credit facility) is secured by substantially all of MOXY’s oil and gas properties and matures on June 30, 2016, provided that the facility will mature on August 16, 2014 if the 11.875% senior notes are not redeemed or refinanced with senior notes with a term extending at least through 2016 by that date.  The credit facility’s borrowing capacity is $150 million, and under certain conditions it may be increased to a capacity of $300 million with additional lender commitments. There were no borrowings outstanding under the credit facility as of March 31, 2012. After giving effect to a $100 million letter of credit outstanding as surety support to a third party associated with reclamation obligations, availability totaled $50 million (Note 6 of our 2011 Form 10-K).

Availability under the credit facility is subject to a borrowing base, which is determined semi-annually each April 1 and October 1.  Our lenders are currently completing their semi-annual redetermination of our borrowing base.

The credit facility contains covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We are currently in compliance with these covenants.

Senior Notes and Convertible Senior Notes
The following debt instruments were outstanding as of March 31, 2012 ($ in millions):

Amount
11.875% senior notes (due 2014)	$300.0
5¼% convertible senior notes, net of $1.3 discount (due 2012)	66.9
4% convertible senior notes, net of $12.1 discount (due 2017)	187.9
Credit facility	-
Total debt	$554.8

For additional information regarding our outstanding debt terms and related transactions, see Note 6 of the 2011 Form 10-K.

Capital Spending
Capital spending will continue to be driven by opportunities and will be managed based on market conditions, results of our operations and availability of capital. We will require significant capital for the continuing commercial development and exploitation of our Davy Jones and other significant ultra-deep exploration and development projects. We plan to fund our capital spending through available cash, cash flow from operations, participation by partners in exploration and development projects and potential new financings. We continue to evaluate market conditions, funding alternatives and fluctuations in oil and natural gas market prices, all of which, along with the results from our current Davy Jones No. 1 completion and testing activities, may have a material effect on one or more facets of our business and overall business strategy. We will continue to evaluate and respond to any impact these conditions may have on our operations.

MAIN PASS ENERGY HUBTM PROJECT

Our long-term business objectives may include the pursuit of multifaceted energy services development of the MPEH™ project, including the potential development of a hydrocarbon commodities storage and handling operation.  The MPEH™ project is located at our Main Pass facilities located offshore in the Gulf of Mexico, 38 miles east of Venice, Louisiana.

We obtained a license covering the potential use of the facility for the import of liquefied natural gas (LNG) in early 2007; this license expired in 2012. Commercialization of the project was adversely affected by increased domestic supplies of natural gas, excess LNG regasification capacity and general market conditions.  We continue to evaluate other potential commercial options including the use of the MPEH™  assets for handling and storage of various hydrocarbon commodities. The ultimate outcome of our efforts to enter into commercial arrangements on reasonable terms to develop the MPEH™ project and obtain additional financing is subject to various uncertainties, many of which are beyond our control.  For additional information regarding the MPEHtm project, see “Main Pass Energy Hubtm Project” in Part 1, Items 1. and 2. “Business and Properties” in the 2011 Form 10-K.

NEW ACCOUNTING STANDARDS

 For information regarding our adoption of new accounting standards, see Note 1 of the financial statements.

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

We believe that our forward-looking statements are based on reasonable assumptions. However, we caution readers that these statements are not guarantees of future performance or exploration and development success, and our actual exploration experience and future financial results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, those associated with general economic and business conditions, failure to realize expected value creation from property acquisitions, exercise of preferential rights to purchase, variations in the market demand for, and prices of, oil and natural gas, drilling results, unanticipated fluctuations in flow rates of producing wells due to mechanical or operational issues (including those experienced at wells operated by third parties where we are a participant), changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations (including any enhanced regulatory oversight attributable to the governmental response to the Deepwater Horizon incident), failure of third party partners to fulfill their capital and other commitments, the ability to satisfy future cash obligations and environmental costs, adverse conditions, such as high temperatures and pressure that could lead to mechanical failures or increased costs, the ability to retain current or future lease acreage rights, the ability to satisfy future cash obligations and environmental costs, access to capital to fund drilling activities, as well as other general exploration and development risks and hazards, and other factors described in more detail under “Risk Factors” included in our 2011 Form 10-K, as updated by our subsequent filings with the SEC.

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

–––––––––––––––––––––––––

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2011.

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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of the 2011 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs a

January 1-31, 2012	-	$ -	-	300,000
February 1-29, 2012	-	-	-	300,000
March 1-31, 2012	-	-	-	300,000

Total	-	$ -	-	300,000

a.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2012 and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: May 7, 2012

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan		10-K	001-07791	02/29/2012
3.2	Amended and Restated By-Laws of McMoRan as amended effective February 1, 2010		8-K	001-07791	02/03/2010
15.1	Letter dated May 7, 2012 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

–––––––––––––––––––––––––

E-1