Form 10-K/A
period 2012-12-31
MCMORAN EXPLORATION CO /DE/
filed 2013-04-26
CIK 64279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-07791

McMoRan Exploration Co.

(Exact name of registrant as specified in its charter)

Delaware	72-1424200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Poydras Street New Orleans, Louisiana	70112
(Address of principal executive offices)	(Zip Code)

(504) 582-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $1.7 billion on April 15, 2013, and approximately $1.3 billion on June 30, 2012.

On April 15, 2013, there were outstanding 163,100,608 shares of the registrant’s common stock and on June 30, 2012, there were outstanding 161,600,537 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

As previously announced, on December 5, 2012 McMoRan Exploration Co. (the Company) entered into an agreement and plan of merger (the Merger Agreement), by and among, the Company, Freeport-McMoRan Copper & Gold Inc. (FCX), and INAVN Corp., a wholly-owned subsidiary of FCX (Merger Sub), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of FCX. The Merger Agreement has been approved by each of the Company’s and FCX’s board of directors. In light of the pending acquisition, the Company does not anticipate holding an annual meeting of stockholders in 2013.

This Amendment No. 1 on Form 10-K/A (the Amendment) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the SEC) on February 22, 2013 (the Form 10-K). The Company is filing this Amendment to include the information required by and not included in Part III of the Form 10-K because, as a result of the anticipated closing of the pending acquisition in the second quarter of 2013, the Company no longer intends to file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2012. There are no other changes to the Form 10-K. As a result of this Amendment, Part IV of the Form 10-K is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company also is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nor any disclosure with respect to Items 307 or 308 of Regulation S-K.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments to Part III discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC on or subsequent to the filing of the Form 10-K on February 22, 2013.

As used in this Amendment, when the Company refers to “us”, “we”, “our”, “ours”, “the company”, or “MMR”, the Company is describing McMoRan Exploration Co. and/or its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding our executive officers appeared in a separately captioned heading after Item 4 in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 22, 2013, which information is incorporated herein by reference.

Information About Directors

The table below provides certain information as of April 15, 2013 with respect to each of our directors. The biographies of the directors below contain information regarding the person’s service as a director, business experience, director positions with other public companies held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills of such director. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years. The year first elected a director and positions with the company described below include the period that the person served as a director of McMoRan Oil & Gas Co., a predecessor of the company formed in 1994. Each director was elected to serve a one-year term at our 2012 annual meeting of stockholders held on June 14, 2012. In light of the pending merger with Freeport-McMoRan Copper & Gold Inc. (FCX), we do not anticipate holding an annual meeting to elect directors in 2013.

Upon completion of our acquisition of the shallow water Gulf of Mexico shelf properties, interests and assets of Plains Exploration & Production Company (PXP) on December 30, 2010, we entered into a stockholder agreement with PXP pursuant to which, among other things, the size of our board of directors was increased from 9 to 11 members and PXP was granted the right to nominate two individuals to serve on our board of directors as long as PXP and its affiliates beneficially own at least 10% of the issued and outstanding shares of our common stock. Pursuant to the stockholder agreement with PXP, Messrs. Flores and Wombwell were elected directors at the 2012 annual meeting.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

Richard C. Adkerson	66

Co-Chairman of our board from 1998 to present. Chief Executive Officer of the company and its predecessor from 1994 to 2004. President of the company from 1998 to 2004. Current President and Chief Executive Officer and a director of Freeport-McMoRan Copper & Gold Inc. (FCX), a mining company. Vice Chairman of Freeport-McMoRan Inc. from 1995 to 1997. Chairman, Chief Executive Officer and President of Stratus Properties Inc. from 1992 to 1998. Partner in Arthur Andersen & Co. where he served as a Managing Director and head of the firm’s Worldwide Oil and Gas Industry Practice from 1978 to 1989. Professional Accounting Fellow with the Securities and Exchange Commission in Washington, D.C. from 1976 to 1978. Holds B.S. in Accounting with highest honors and M.B.A. from Mississippi State University. Completed Advanced Management Program at Harvard Business School in 1988.

			1994

Mr. Adkerson is an experienced business leader making him highly qualified to co-lead our board. His experience as managing director of an international accounting firm, where he headed the firm’s worldwide oil and gas industry practice, and as a Professional Accounting Fellow with the SEC provide him with a knowledge of accounting and financial issues, particularly as they relate to the oil and gas industry. Mr. Adkerson’s management experience and oil and gas industry experience as well as his accounting background enable him to guide the company’s business strategy, particularly with respect to financial, accounting and administrative activities.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

A. Peyton Bush, III	68

President and Chief Executive Officer of Hibernia Bancorp, Inc. since 2008 and its subsidiary, Hibernia Bank since 2004. Financial consultant with Chaffe & Associates, New Orleans, Louisiana from 2003 until 2004 and with School Street Capital Group, Boston, Massachusetts from 2000 to 2002. President, New Orleans Region, for Deposit Guaranty National Bank from 1997 to 1999. President, Chief Executive Officer and Director of Jefferson Guaranty Bancorp and Jefferson Guaranty Bank from 1988 to 1997. Senior Vice President, Executive Vice President, President and Chief Operating Officer of First National Bank of Commerce in New Orleans from 1974 to 1987. Current director of Hibernia Bancorp, Inc. Holds B.A. from Princeton University and M.B.A. from the University of Virginia.

			2010

Mr. Bush brings over 35 years of banking and investment experience to the board of directors having served in various senior management capacities, including as President and Chief Executive Officer, of several financial institutions and having served as a financial consultant. His business experience provides him with significant knowledge in dealing with financial, accounting and regulatory matters making him highly qualified to serve on our board of directors.

William P. Carmichael	69

Retired. Trustee of the Columbia Funds Series Trust, Columbia Funds Master Investment Trust, and Columbia Funds Variable Insurance Trust I since 1999, the Columbia Funds Series Trust II since 2006 and the Columbia ETF Trust since 2013. Senior Managing Director and Co-Founder of The Succession Fund from 1998 to 2001. Senior Accountant of Price Waterhouse from 1968 to 1972. Various financial positions with global consumer product companies, including Senior Vice President of Sara Lee Corporation from 1991 to 1993, Senior Vice President of Beatrice Foods from 1984 to 1990, Chief Financial Officer of Beatrice Foods from 1987 to 1990, and Vice President of Esmark, Inc. from 1973 to 1984. Current director of International Textile Group, Inc., Cobra Electronics Corporation and The Finish Line, Inc. and Trustee of the Columbia Funds. Former director of Simmons Company, Banc of America Funds Trust and Spectrum Brands, Inc. Holds a B.S. in Accounting and Finance from Indiana University and a J.D. from the University of Virginia Law School.

			2010

Mr. Carmichael is an experienced financial leader with over 35 years of experience in corporate finance, accounting, and financial management. In addition, his service on boards of other public companies gives him a deep understanding of the role of the board. His business and board experiences make him a valuable member of our board of directors.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

Robert A. Day	69	Chairman of the Board and founder of Trust Company of the West, an investment management company and one of the largest independent trust companies in the U.S. Chairman of Oakmont Corporation, a registered investment advisor. Chairman and Chief Executive Officer of W. M. Keck Foundation, a national philanthropic organization. Holds B.S. in Economics from Claremont McKenna College. Current director of FCX. Former director of Société Générale.	1994

Mr. Day is an experienced entrepreneur and financial leader with the skills necessary to serve on our board of directors and to lead our audit committee. With his background in economics and extensive experience in the financial services industry, Mr. Day is well-versed in accounting standards and regulations, and is equipped to evaluate financial results and generally oversee the financial reporting process of a large corporation. Mr. Day brings significant business and finance experience to our board and provides insight into strategies and solutions to address an increasingly complex business environment.

James C. Flores	53

Chairman of the Board and Chief Executive Officer of Plains Exploration & Production Company from December 2002 to present and President since March 2004 to present. Chairman of the Board of Plains Resources, Inc. (now owned by Vulcan Energy Corporation) from May 2001 to June 2004 and current director of Vulcan Energy Corporation. Chief Executive Officer of Plains Resources, Inc. from May 2001 to December 2002. Co-founder, Chairman, Vice Chairman and Chief Executive Officer at various times from 1992 to January 2001 of Ocean Energy, Inc., an oil and gas company. Holds B.S. in Petroleum Land Management and B.S. in Finance from Louisiana State University.

			2010

Mr. Flores is a seasoned oil and gas industry executive with over 25 years of experience in leading and managing oil and gas companies. As Chairman, Chief Executive Officer and President of Plains Exploration & Production Company, he brings invaluable oil and gas industry experience to our board of directors.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

Gerald J. Ford	68

Principal Shareholder and Chairman of the Board of Hilltop Holdings Inc. since August 2007, and a director of Hilltop Holdings Inc. since June 2005. General Partner of Ford Financial Fund, L.P., a private equity firm, from January 2010 to present. Chairman of the Board and Chief Executive Officer of Golden State Bancorp, Inc. and its wholly-owned subsidiary, California Federal Bank, FSB, a Federal Savings Bank, from 1998 through its 2002 merger with Citigroup Inc. Chairman of the Board of First Acceptance Corporation from 1996 to 2010 and Chief Executive Officer of First Acceptance Corporation from 1996 to 2002. Holds B.A. in Economics and J.D. from Southern Methodist University. Current director of FCX, Hilltop Holdings Inc., SWS Group, Inc., and Scientific Games Corporation. Former director of First Acceptance Corporation, Liberté Investors, Inc., Americredit Corp., Affordable Residential Communities, Inc. and Pacific Capital Bancorp.

			1998

Mr. Ford is a banking and financial institutions entrepreneur who has been involved in numerous mergers and acquisitions of private and public sector financial institutions, primarily in the Southwestern United States, over the past 30 years. In that capacity, he acquired and consolidated 30 commercial banks from 1975 to 1993, forming First United Bank Group, Inc., a multi-bank holding company for which he functioned as Chairman of the Board and Chief Executive Officer until its sale in 1994. During this period, he also led investment consortiums that acquired numerous financial institutions, forming in succession, First Gibraltar Bank, FSB, First Madison Bank, FSB and First Nationwide Bank. His extensive banking industry experience and educational background provide him with significant knowledge in dealing with financial, accounting and regulatory matters, making him a valuable member of our board of directors. In addition, his service on the board of directors and audit and corporate governance committees of a variety of public companies gives him a deep understanding of the role of the board and positions him well to serve as a chair of our nominating and corporate governance committee and a member of our audit committee.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

H. Devon Graham, Jr.	78	President of R. E. Smith Interests, an asset management company, from 1997 to present. U.S. Regional Managing Partner, Arthur Andersen & Co. from 1985 to 1997. Chairman of the Board of Partners of Arthur Andersen from 1984 to 1986. Holds B.S. in Accounting from Mississippi State University. Current director of FCX.	1999

Mr. Graham has over 40 years of experience in public accounting and has served in various leadership positions with an international accounting firm, including Chairman of the Board of Partners, member of the Worldwide Executive Committee, U.S. Regional Managing Partner, member of the U.S. Leadership Committee and Chairman of the Industry Steering Committee, making him a valuable member of our board of directors and each of our principal board committees. In addition, Mr. Graham brings invaluable management and administrative experience as President of an asset management company. His experience provides him with the necessary skills to lead our corporate personnel committee.

Suzanne T. Mestayer	60

Chief Executive Officer and Managing Member of ThirtyNorth Investments, LLC, a registered investment advisory firm, from 2010 to present. Managing Member of Advisean Partners, L.L.C., a private investment and business consultation company from 2008 to present. President – New Orleans Market, Regions Bank (formerly AmSouth Bank) from 2000 to 2008. First NBC Bank from 1992 to 1998, serving as Executive Vice President — Wealth Management and Senior Vice President — Wealth Management. Director of Tax Practice — Louisiana, Price Waterhouse from 1991 to 1992. Arthur Andersen & Co. from 1973 to 1991, serving as Partner — Tax Division, from 1983 to 1991. Registered as an Investment Advisor Representative. Holds B.S. in Accounting from Louisiana State University.

			2007

Ms. Mestayer’s over 15 years of leadership in the banking industry, accounting background, and experience as a tax partner and tax director at international accounting firms qualifies her to serve as a director of the company and as a member of our audit committee. In addition, the extensive management experience she acquired in these positions makes her a valued member of our corporate personnel committee.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

James R. Moffett	74	Co-Chairman of our board from 1998 to present and President and Chief Executive Officer of the company from May 2010 to present. Chief Executive Officer of FCX from 1995 to 2003. Chairman and Chief Executive Officer of Freeport-McMoRan Inc. from 1984 to 1997. Received Horatio Alger Association of Distinguished Americans Award in 1990. Received Norman Vincent Peale Award in 2000 for exceptional humanitarian contributions to society. Holds B.S. with special honors in Geology from The University of Texas at Austin and M.S. in Geology from Tulane University. Current Chairman of the Board of FCX.	1994

Mr. Moffett, one of the founders of the company, has extensive expertise as a practicing geologist and with respect to our business operations, making him uniquely qualified to co-lead our board. In 1969, he and two associates founded McMoRan Oil & Gas Co., which developed into one of America’s leading independent oil and gas companies. In 1981, Mr. Moffett led the effort to merge McMoRan Oil & Gas Co. and Freeport Minerals Company. The merger resulted in the establishment of a new company, Freeport-McMoRan Inc., which became one of the world’s leading natural resource companies of which he served as Chairman and Chief Executive Officer from 1984 to 1997 at which time it was acquired. Mr. Moffett has been actively engaged in petroleum geological activities for many years in the areas of the company’s operations and has directed exploration activities leading to the discovery of major natural resource deposits throughout his business career. We benefit from his direction of our exploration programs and his detailed knowledge and perspective regarding strategic and operational opportunities and challenges facing the company.

B. M. Rankin, Jr.	83	Private investor. Vice Chairman of our board from 2001 to present. Current Vice Chairman of the Board of FCX. Director and member of the Executive Committee of U.S. Oil and Gas Association, serving as Chairman from 2008 to 2010. McCombs School of Business, The University of Texas at Austin Hall of Fame, 2006. Hunt Oil Company from 1955 to 1967. Director of Texas Oil & Gas Association. Holds B.B.A. from The University of Texas at Austin.	1994

Mr. Rankin is one of the founders of the company and has more than 50 years of experience in the oil and gas industry. In 1969, along with Mr. Moffett and another associate, he founded McMoRan Oil & Gas Co., which developed into one of America’s leading independent oil and gas companies. He has a comprehensive understanding of the company and its management, operations and financial requirements. With his significant industry and business experience, he continues to provide valuable insight to our board of directors.

Name of Director	Age	Principal Occupations, Business Experience and Other Public Company Directorships	Year First Elected a Director

John F. Wombwell	51	Executive Vice President, General Counsel and Secretary of Plains Exploration & Production Company from 2003 to present, and Executive Vice President, General Counsel and Secretary of Plains Resources, Inc. from September 2003 to June 2004. Former corporate & securities partner at Andrews Kurth LLP and former executive officer and general counsel of two publicly held companies. Holds B.S. in Economics from The University of Kentucky and J.D. from The University of Texas at Austin.	2010

Mr. Wombwell’s significant experience in business and corporate and securities law makes him a valuable addition to our board of directors. He has a deep understanding of complex legal and business matters facing publicly traded companies and their boards of directors and experience in counseling publicly traded companies with respect to these matters. Additionally, as Executive Vice President, General Counsel and Secretary of Plains Exploration & Production Company, he brings significant oil and gas industry experience to our board of directors.

Board Committees

Our board of directors has three standing committees: an audit committee, a corporate personnel committee and a nominating and corporate governance committee. Each of our audit, corporate personnel, and nominating and corporate governance committees are composed entirely of independent directors. Each committee operates under a written charter adopted by our board of directors. All of the committee charters are available on our web site at www.mcmoran.com under Investor Center – Corporate Governance and are available in print upon request. The members and primary functions of each board committee are described below.

Audit Committee Members	Primary Functions of the Audit Committee
Robert A. Day, Chairman William P. Carmichael Gerald J. Ford H. Devon Graham, Jr. Suzanne T. Mestayer

•     monitors our continuing development and effectiveness of our system of financial reporting and internal controls

•     monitors the operation and integrity of our system of financial reporting and the integrity of our financial statements

•     monitors our compliance with legal and regulatory requirements

•     monitors the qualifications and independence of our independent registered public accounting firm

•     monitors the performance of our independent registered public accounting firm and internal auditors

Corporate Personnel Committee Members	Primary Functions of the Corporate Personnel Committee
H. Devon Graham, Jr., Chairman A. Peyton Bush, III Suzanne T. Mestayer	• oversees the discharge of the board’s responsibilities relating to compensation of our executive officers • administers our cash-based and equity-based incentive compensation plans

Nominating and Corporate Governance Committee Members	Primary Functions of the Nominating and Corporate Governance Committee
Gerald J. Ford, Chairman H. Devon Graham, Jr.

•     identifies individuals qualified to serve as directors and recommends to the board director nominees consistent with criteria approved by the board

•     monitors the composition of the Board and its committees

•     maintains our corporate governance guidelines and recommends to the board any desirable changes

•     evaluates the effectiveness of the board and its committees

•     oversees the form and amount of director compensation

On May 24, 2012, the board of directors authorized a special committee of independent directors, comprised of Messrs. Carmichael and Bush, with the power and authority to oversee the company’s efforts to evaluate potential merger transactions with FCX and other companies. As previously disclosed, on December 5, 2012, we entered into an agreement and plan of merger (the Merger Agreement), by and among the Company, FCX and INAVN Corp., a wholly-owned subsidiary of FCX (Merger Sub), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of FCX. The Merger Agreement has been approved by each of the Company’s and FCX’s board of directors.

Corporate Governance Guidelines; Ethics and Business Conduct Policy

Our corporate governance guidelines and our ethics and business conduct policy are available at www.mcmoran.com under Investor Center – Corporate Governance. Both are available in print upon request. Amendments to or waivers of our ethics and business conduct policy granted to any of our directors or executive officers will be published promptly on our web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during 2012, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed.

Audit Committee Independence and Financial Experts

Our Board has certain standing committees, including our audit committee. Messrs. Carmichael, Day (chairman), Ford and Graham and Ms. Mestayer are the members of our audit committee. Our board has determined that each of the members of the audit committee has no material relationship with the company and satisfies the independence criteria (including the enhanced criteria with respect to members of the audit committee) set forth in the applicable NYSE listing standards and SEC rules. In addition, our board has determined that each member of the audit committee, Messrs. Carmichael, Day, Ford and Graham and Ms. Mestayer, qualifies as an “audit committee financial expert,” as such term is defined by the rules of the SEC.

Item 11. Executive Compensation.

Executive Officer Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis, or CD&A, describes and analyzes our executive compensation philosophy and program in the context of the compensation paid during the last fiscal year to our chief executive officer, our chief financial officer, and each of our two other executive officers (our named executive officers). For fiscal 2012, our named executive officers are:

•	James R. Moffett, our co-chairman of the board, president and chief executive officer;

•	Richard C. Adkerson, our co-chairman of the board;

•	Nancy D. Parmelee, our senior vice president, chief financial officer and secretary; and

•	Kathleen L. Quirk, our senior vice president and treasurer.

In this CD&A, we first provide an Executive Summary of our actions and highlights from 2012. We next explain our leadership structure, the principles that guide our corporate personnel committee’s (the committee) executive compensation decisions and the process we follow when setting executive compensation. Finally, we discuss in detail each component of executive compensation, including the actual results yielded for each named executive officer for fiscal 2012.

Executive Summary

We are an entrepreneurially managed company, and our executive compensation practices reflect this philosophy. Our business focus is on high risk, high reward exploration opportunities, which is mirrored in our executive compensation program that provides for high risk, high reward earning opportunities. We seek to closely align the interests of our named executive officers with the interests of our stockholders through the use of performance-based compensation that balances rewards for both short- and long-term results. The primary objectives of our compensation program are to attract and retain executives, to motivate them to implement our business strategies, and to reward those executives for successful performance. Our compensation program is designed to create an energetic environment in which the named executive officers are enthusiastic about and committed to our company and its objectives, and are working toward the successful long-term performance of the company. The compensation program for our named executive officers is bifurcated, being comprised solely of long-term incentive awards in the form of stock options for three of our executives, and comprised of a mix of base salary, annual cash incentive awards and long-term incentive awards for our other executive officer.

As previously announced, on December 5, 2012, we entered into a Merger Agreement with FCX and Merger Sub, pursuant to which Merger Sub will merge with and into our Company, with the Company surviving the merger as a wholly owned subsidiary of FCX. The Merger Agreement has been approved by each of the Company’s and FCX’s board of directors. In connection with the pending acquisition, which is expected to close in the second quarter of 2013, each of our executive officers has agreed to waive his or her contractual rights to accelerated vesting of outstanding equity awards. In addition, the committee’s recent compensation decisions factored in the pending acquisition, in that no stock options were awarded to Messrs. Moffett and Adkerson and Ms. Quirk in early 2013 and the stock options awarded to Ms. Parmelee do not vest upon the pending acquisition.

2012 Company Highlights

We are engaged in the exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico and onshore in the Gulf Coast area of the United States. Our exploration strategy is focused on targeting large structures on the “deep gas play” and on the “ultra-deep play.” As described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for fiscal year 2012, we experienced significant operational and strategic accomplishments during 2012.

Leadership

Our company is managed jointly by Mr. Moffett, who serves as our co-chairman of the board, president and chief executive officer, and Mr. Adkerson, who serves as co-chairman of the board. Messrs. Moffett and Adkerson develop the company’s business strategy, but each concentrates on a different aspect of our operations and development. Mr. Moffett directs the company’s exploration and development activities, and as president and chief executive officer, he is also responsible for ensuring that the business strategy is appropriately executed by the management team. Mr. Adkerson primarily focuses on financial strategy and planning and on administrative activities.

Setting Compensation Levels

Levels reflect company performance and position – The committee does not apply “hard metrics” to its decisions regarding executive compensation. The committee’s decisions regarding salary levels, bonus awards, and equity grant amounts (made in the form of stock options) for 2012 reflect the committee’s views as to the broad scope of responsibilities of our executive officers and the committee’s subjective assessment of our executives’ contribution to the company’s overall success.

Reduction of cash outlay – The structure of our executive compensation program also supports our company’s view that compensation for our most senior executives should be closely tied to the creation of stockholder value and that such compensation should be designed to minimize cash requirements, a consideration that has become even more critical in light of recent market conditions. In connection with our efforts to reduce overhead cash requirements, Messrs. Moffett and Adkerson, since 2002, and Ms. Quirk, since 2007, have agreed to forego all cash compensation in exchange for special annual stock option grants, as discussed under “Stock Options.” We recognize that our business focus is high risk, high reward exploration opportunities, and we do not believe our practice of providing solely equity-based compensation to a limited group of executives promotes risk-taking by these executives beyond what we believe is appropriate in terms of our business model. These executives, particularly Messrs. Moffett and Adkerson, have significant stock holdings and have shown their longstanding commitment to increase their holdings. In addition, each of these executives has other sources of income. With respect to our other named executive officer and other key employees, the committee believes that our balance of annual and long-term compensation elements, and our use of stock options as a long-term performance vehicle, result in a compensation program that aligns our executive’s and employees’ interests with those of our stockholders and does not promote excessive risk-taking on the part of our executive or other employees.

Evaluation of stock option gains – The committee does not factor into its executive compensation decisions the gains received by our executive officers in connection with the exercise of stock options. The value of stock options upon exercise is directly related to the appreciation in value of our common stock, which in turn we believe is directly affected by the efforts of our executive officers in managing our company. Many of the stock options received by Messrs. Moffett and Adkerson and Ms. Quirk were received in lieu of cash compensation (see footnote 3 to the “Outstanding Equity Awards at December 31, 2012” table for more information). Because each undertakes a certain degree of risk and uncertainty in accepting a variable, performance-dependent award instead of cash, we believe it would be inappropriate to have the value of those awards upon exercise affect future compensation decisions. Further, a key purpose served by granting stock options to executives is to provide an incentive for them to manage the company in a way that focuses on increasing stockholder value over time. Accordingly, the committee has not taken realized gains on option exercises into account when making decisions regarding future compensation.

Evaluation of Peers and Process

The design of our 2012 compensation program remains a product of a comprehensive analysis performed in 2004. The committee has not formally evaluated peer companies until recently. In addition, the committee has not referred to benchmarks in order to set executive compensation levels or structures. We believe we are aware of and understand the compensation practices of our industry and the companies we compete with for talent, and have maintained an executive compensation program providing consistent levels and forms of compensation from year to year targeted to maintain and attract a talented executive team. Further, we believe our program supports our core compensation goals by linking a majority of executive compensation to company performance, both long-term and short-term, and provides a level of total compensation to each of our named executive officers that continues to be reasonable and appropriate. Also, considering that approximately 75% of votes cast on our 2012 “say on pay” proposal were favorable, we believe our stockholders support our current program.

The committee consults with our co-chairmen of the board when reviewing the performance of and determining compensation for our executive officers other than our co-chairmen themselves. In addition, the committee has engaged the services of Frederic W. Cook and Co., Inc. (formerly Cogent Compensation Partners until their acquisition by Frederic W. Cook and Co., Inc. during 2012, and referred to herein as Cook or Cogent, as appropriate) to provide executive compensation consulting services since March 2010. Pursuant to the terms of the engagement, Cook will not provide, and has not provided, services to the company’s management without the committee’s prior approval. As required by SEC rules, the committee has assessed the independence of Cook and concluded that Cook’s work did not raise any conflicts of interest. In December 2010, Cogent commenced a competitive review of our executive compensation practices and reported its results to the committee in February 2011. Cogent compared our executive compensation levels with those of the following ten peer companies: Noble Energy, Inc., Newfield Exploration Company, Plains Exploration & Production Company, Stone Energy Corporation, W&T Offshore, Inc., Energy XXI Ltd., ATP Oil & Gas Corporation, Venoco, Inc., Energy Partners, Ltd., and Contango Oil & Gas Company. The committee used this report to evaluate whether our compensation levels were within industry norms. Based on its review, Cogent reported that the company’s total executive pay levels are within the market range (with total direct compensation below the market median and long-term incentives near the median), and are consistent with the levels found in other entrepreneurial companies.

Components of Executive Compensation

Messrs. Moffett and Adkerson and Mses. Parmelee and Quirk provide services to the company through a services agreement between FM Services Company and the company, as discussed below in “Certain Transactions.” Executive officer compensation for 2012 for Messrs. Moffett and Adkerson and Ms. Quirk consisted solely of awards of stock options, and for Ms. Parmelee included base salary, an annual incentive award and stock options. We also provided Ms. Parmelee certain post-employment benefits and to a limited degree, certain perquisites described below, and she participated in benefit programs generally available to our employees, such as our ECAP and health insurance plan.

Base Salaries

Our philosophy is that base salaries, which provide fixed compensation, should meet the objective of attracting and retaining the executive officers needed to successfully manage our business. Actual individual salary amounts reflect the committee’s judgment with respect to each executive officer’s responsibility, performance, work experience and the individual’s historical compensation. As part of their agreement with the company to forego cash compensation, Messrs. Moffett and Adkerson and Ms. Quirk did not receive salaries in 2012, receiving instead the special stock option grants discussed in “Stock Options” below. With respect to our other named executive officer, our goal is to allocate more compensation to the performance-dependent elements of the total compensation package. Ms. Parmelee’s base salary remained at the same level for 2011 and 2012. Effective February 1, 2013, the committee approved an approximate 3% increase to Ms. Parmelee’s base salary, which was in line with increases approved for other key employees.

Annual Incentive Awards

Annual cash incentives are a variable component of compensation designed to reward our executives for maximizing annual operating and financial performance. Executive officers and certain managers of the company participate in our performance incentive awards program. Under the program, the annual award is established following the end of the fiscal year based on the participant’s level of responsibility after reviewing our operational and strategic accomplishments during the year. When determining the actual amounts awarded to participants for any year, the committee makes a subjective determination after considering company performance as measured by operational and financial accomplishments and overall market conditions. With respect to Ms. Parmelee, the committee also considers the recommendations of the co-chairmen of the board.

Of our named executive officers, only Ms. Parmelee received an annual incentive award for 2012 under our performance incentive awards program. As previously stated, Messrs. Moffett and Adkerson and Ms. Quirk agreed to forego all cash compensation during 2012, including annual incentive awards, instead receiving special grants of stock options. For 2012, the committee reviewed our operational and strategic accomplishments during 2012, as noted above under “2012 Company Highlights,” and determined that the company’s performance supported a cash incentive award to Ms. Parmelee commensurate with the award she received for 2011.

Stock Options

We grant long-term incentives in the form of stock options to the company’s executive officers. Stock options are a variable component of compensation intended to provide a significant potential value that reinforces the importance of creating value for our stockholders. The committee believes that stock options are an effective and appropriate long-term incentive for our executives in that their value is dependent on an increase in our share price and aligns the executives’ interests with those of our stockholders. In February 2012, we made annual stock option grants to all of our executive officers. Stock option grant levels have been historically based upon the position and level of responsibility of the individual, and have remained at relatively consistent levels for our named executive officers in recent years. These annual grants vest ratably on the first four anniversaries of the grant date, have a term of ten years and an exercise price equal to the fair market value of our common stock on the grant date. We have a longstanding commitment to not reprice stock options, and, except as noted below, all of our outstanding stock option grants vest fully upon a change in control of the company. In connection with the pending FCX acquisition, each of our executive officers has agreed to waive his or her contractual rights to accelerated vesting of outstanding equity awards. In addition, the stock options awarded to Ms. Parmelee in early 2013 do not provide for accelerated vesting upon the FCX acquisition.

As in past years, we also made special grants of stock options to the co-chairmen and Ms. Quirk in lieu of their 2012 cash compensation as discussed below.

Grants in lieu of Salary to Co-Chairmen of the Board and Ms. Quirk. Annually since 2002 for Messrs. Moffett and Adkerson and since 2007 for Ms. Quirk, each has agreed to receive a special grant of stock options in lieu of cash compensation. On February 6, 2012, the committee granted 300,000 options to Mr. Moffett, 100,000 options to Mr. Adkerson, and 45,000 options to Ms. Quirk, each option being fully exercisable, having a term of ten years and an exercise price of $13.00, the fair market value on the grant date. None of these executives received a base salary in 2012 or an annual incentive award from the company for 2012. Although the number of options granted to each of these executives in connection with their agreements to forego cash compensation has been relatively consistent over the last few years, the committee increased Mr. Moffett’s award beginning in 2011 by 50,000 options and similarly decreased Mr. Adkerson’s award to reflect Mr. Moffett’s increased responsibilities as president and chief executive officer of the company. The committee continues to believe that granting a relatively consistent number of options year to year is appropriate for our program, and recognizes that this will result in fluctuations in the grant date fair value of the awards each year as a result of changes in our stock price.

Messrs. Moffett and Adkerson and Ms. Quirk have continued their agreement to forego all cash compensation during 2013, however, in light of the pending FCX acquisition, the committee did not grant special or annual stock option grants to these officers in early 2013.

Post-Employment Compensation

In addition to the compensation received by the executive officers during 2012, we provided post-employment benefits to Ms. Parmelee through an ECAP, which is available to all qualified employees, and a severance plan generally available to all company employees. We also provided additional post-employment benefits through a nonqualified defined contribution plan, as well as a separate supplemental retirement benefit for Ms. Parmelee. These programs are described below and in detail under the heading “Retirement Benefit Programs.”

Nonqualified Defined Contribution Plan and Discontinued Defined Benefit Program. Our nonqualified defined contribution plan provides those employees whose earnings in a prior year were in excess of dollar limit under Section 401(a)(17) of the Internal Revenue Code, including our executive officers, the ability to defer up to 20% of their base salary after deferrals to the ECAP have ceased due to the qualified plan limits. The company makes a matching contribution equal to the participant’s deferrals in this plan and the ECAP (the qualified plan) limited to 5% of the participant’s base salary. We do not take into account bonuses or income associated with option exercises or the vesting of RSUs when determining the company’s matching contributions. The matching contribution noted above is the same as the matching contribution in the ECAP, which provides that participants will receive a company contribution equal to 100% of the participant’s deferrals to the ECAP, subject to qualified plan limits. The purpose of the 5% company contribution in our nonqualified plan is to continue the 5% contribution in the ECAP that is subject to the qualified plan limits. The nonqualified defined contribution plan is unfunded.

We had a defined benefit program in place until June 30, 2000. To compensate for the discontinuance of benefit accruals under this plan, we decided that we prospectively would make an additional company contribution to our ECAP participants equal to 4% of each participant’s pensionable compensation up to the applicable IRS limits, and also an additional company contribution of 4% of compensation in excess of such limits to participants in our nonqualified plan. Further, because participants in a pension plan accrue most of their benefits in the last 10 years of service, we decided that employees who met certain age and service requirements as of June 30, 2000 (including Ms. Parmelee) would receive an additional 6% company contribution, for a total of 10%, to both the qualified and nonqualified plans. The purpose of the nonqualified plan is to make total retirement benefits for our employees who earn over the qualified plan limits commensurate with those available to other employees as a percentage of pay.

Supplemental Retirement Benefit – Ms. Parmelee. We have agreed to pay Ms. Parmelee a supplemental nonqualified benefit upon her retirement. This unfunded arrangement will provide a traditional defined benefit based upon accruals on excess compensation through 2000 when the traditional nonqualified defined benefit was frozen. This supplemental retirement benefit is intended to restore the value of her nonqualified benefits that were modified during the four-year period preceding 2000 when we restructured our defined benefit program. The benefit under this arrangement is described under “Retirement Benefit Programs” below.

Perquisites and Other Personal Benefits

We also provided limited perquisites to Ms. Parmelee, primarily through our Executive Services Program. This program provide reimbursement to Ms. Parmelee and other senior managers for personal financial and tax advice, certain long-term care insurance premiums and certain security services, but does not provide for any tax gross-ups on perquisites for our executive officers. We continue to believe that the reimbursement for financial and tax advice historically offered under this program remain appropriate, in that they provide our key personnel with increased efficiencies in handling personal matters and promote their focus on company business. As reflected in the “Summary Compensation Table” below, Ms. Parmelee is the only executive participating in this program, and the benefits she received were minimal compared to her total compensation.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits a public company’s annual tax deduction to $1 million for compensation paid to certain highly compensated executive officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The committee considers it important to retain flexibility to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible.

The stock options granted to our executive officers are intended to qualify for the exclusion from the deduction limitation under Section 162(m). The committee believes that the remaining components of individual executive compensation for 2012 that do not qualify for an exclusion from Section 162(m) should not exceed $1 million and therefore should qualify for deductibility.

Corporate Personnel Committee Report On Executive Compensation

The corporate personnel committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the corporate personnel committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

Submitted by the Corporate Personnel Committee on April 25, 2013:

H. Devon Graham, Jr., Chairman	A. Peyton Bush, III	Suzanne T. Mestayer

Executive Compensation Tables

The table below shows the total compensation paid to or earned by our named executive officers. See the section titled “Compensation Discussion and Analysis” for a more detailed discussion of our executive compensation program.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)		Option Awards (3)	All Other Compensation (4)	Total
James R. Moffett Co-Chairman of the Board, President and Chief Executive Officer	2012 2011 2010	— — —	— — —		— — —	$4,458,000 5,443,000 4,688,000	— — —	$4,458,000 5,443,000 4,688,000
Richard C. Adkerson Co-Chairman of the Board	2012 2011 2010	— — —	— — —		— — —	2,213,500 2,701,000 3,118,500	— — —	2,213,500 2,701,000 3,118,500
Nancy D. Parmelee Senior Vice President, Chief Financial Officer & Secretary	2012 2011 2010	$240,000 240,000 204,000	$300,000 300,000 300,000	$	— — 59,700	742,050 798,000 560,450	$70,745 79,941 67,310	1,352,795 1,417,941 1,191,460
Kathleen L. Quirk Senior Vice President & Treasurer	2012 2011 2010	— — —	`— — —		— — —	668,700 816,450 782,700	— — —	668,700 816,450 782,700

(1)	Messrs. Moffett and Adkerson agreed to forego all cash compensation from the company since 2002 and Ms. Quirk agreed to forego all cash compensation from the company since 2007, including during each of the three years ended December 31, 2012, 2011 and 2010. In lieu of cash compensation in each of 2012 and 2011, the company granted to Messrs. Moffett and Adkerson and Ms. Quirk 300,000 options, 100,000 options and 45,000 options, respectively. In lieu of cash compensation in 2010, the company granted to Messrs. Moffett and Adkerson and Ms. Quirk 250,000 options, 150,000 options and 45,000 options, respectively. For more information see the section titled “Compensation Discussion and Analysis” and the tables titled “Grants of Plan-Based Awards in Fiscal Year 2012” and “Outstanding Equity Awards at December 31, 2012.” Messrs. Moffett and Adkerson and Messes. Parmelee and Quirk also provide services to and receive compensation from Freeport-McMoRan Copper & Gold Inc. (FCX). Ms. Parmelee’s compensation is paid through an allocation arrangement under a services agreement with FM Services Company, a wholly-owned subsidiary of FCX, under which 80% of Ms. Parmelee’s salary is allocated to us and 20% of Ms. Parmelee’s salary is allocated to FCX. Accordingly, the amounts reported in the “Salary” and “All Other Compensation” columns represent only the portion allocated to us.
(2)	The amount reported in the “Stock Awards” column reflects the grant date fair value of RSUs granted to Ms. Parmelee in 2010, which are valued on the date of grant at the closing sale price per share of our common stock.
(3)	The amounts reported in the “Option Awards” column reflect the grant date fair value of the options granted to the named executive officers in the year reflected, determined using the Black-Scholes option model. For information relating to the assumptions made by us in valuing the option awards made to our named executive officers in fiscal years 2010 through 2012, refer to Note 12 of our financial statements in our annual report on Form 10-K for the year ended December 31, 2012. Our committee views options granted in a given year as part of the prior year’s compensation. For more information regarding options granted to one named executive officer in 2013 relating to 2012 compensation, see the section titled “Compensation Discussion and Analysis.”
(4)	The amounts reported in the “All Other Compensation” column for 2012 reflect the sum of the incremental cost to the company of all perquisites and other personal benefits and additional all other compensation required by SEC rules to be separately quantified, including amounts contributed by the company to defined contribution plans and the dollar value of life insurance premiums paid by the company. For Ms. Parmelee, the amounts reported for 2012 include (a) personal financial and tax advice under the company’s program, (b) our premium payments for personal excess liability insurance, (c) our contributions to defined contribution plans and (d) our premium payments for universal life insurance, as reflected in the table below.

	Perquisites and Other Personal Benefits (*)		Additional All Other Compensation
Name	Financial and Tax Advice	Personal Excess Liability Insurance Premiums	Plan Contributions	Life Insurance Premiums
Ms. Parmelee	$8,000	$1,260	$58,000	$3,485

*	Payments made under our matching gifts program are no longer reportable as a perquisite because effective January 1, 2012, the matching gifts program was modified so that the same terms apply to all directors, officers, employees and full time consultants.

Grants of Plan-Based Awards

in Fiscal Year 2012

Name	Award Type	Grant Date	All Other Stock Awards: Number of Shares of Stock Units	All Other Option Awards: Number of Securities Underlying Options(1)		Exercise or Base Price of Option Awards(2)	Grant Date Fair Value of Stock and Option Awards
James R. Moffett	Options	2/6/12	—	300,000	(3)	$13.00	$2,712,000
	Options	2/6/12	—	200,000		13.00	1,746,000

Richard C. Adkerson	Options	2/6/12	—	100,000	(3)	13.00	904,000
	Options	2/6/12	—	150,000		13.00	1,309,500

Nancy D. Parmelee	Options	2/6/12	—	85,000		13.00	742,050

Kathleen L. Quirk	Options	2/6/12	—	45,000	(3)	13.00	406,800
	Options	2/6/12	—	30,000		13.00	261,900

(1)	Unless otherwise noted, the stock options become exercisable in 25% increments over a four-year period and have a term of ten years. The stock options are immediately exercisable in their entirety if, under certain circumstances, (a) any person or group of persons acquires beneficial ownership of shares in excess of certain thresholds; or (b) the composition of the board of directors is changed after a tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of these transactions. In connection with the pending merger with FCX, Messrs. Moffett and Adkerson and Messes. Parmelee and Quirk each waived his or her contractual right to accelerated vesting as a result of the merger. The stock options awarded to Ms. Parmelee in early 2013 do not provide for accelerated vesting as a result of the merger.
(2)	The exercise price of each stock option reflected in this table was determined by reference to the closing quoted per share sale price on the Composite Tape for NYSE-Listed Stocks on the grant date.
(3)	These special stock option grants were granted to these executives in exchange for their agreement to forego all cash compensation during 2012. These stock options became exercisable immediately upon grant and have a term of ten years.

Outstanding Equity Awards at December 31, 2012

Name	Option Awards (1)					Stock Awards (2)
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(3)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (4)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5)
James R. Moffett	02/03/03 02/02/04 01/31/05 01/30/06 01/29/07 01/28/08 02/02/09 02/01/10 02/07/11 02/06/12	325,000 325,000 500,000 500,000 450,000 450,000 400,000 350,000 350,000 300,000	— — — — — — 50,000 100,000 150,000 200,000	7.515 16.775 16.645 19.850 12.230 15.040 6.440 15.730 17.250 13.000	02/03/13 02/02/14 01/31/15 01/30/16 01/29/17 01/28/18 02/02/19 02/01/20 02/07/21 02/06/22	— — — — — — — — — —		— — — — — — — — — —

Richard C. Adkerson	02/03/03 02/02/04 01/31/05 01/30/06 01/29/07 01/28/08 02/02/09 02/01/10 02/07/11 02/06/12	200,000 200,000 350,000 350,000 300,000 300,000 262,500 225,000 137,500 100,000	— — — — — — 37,500 75,000 112,500 150,000	7.515 16.775 16.645 19.850 12.230 15.040 6.440 15.730 17.250 13.000	02/03/13 02/02/14 01/31/15 01/30/16 01/29/17 01/28/18 02/02/19 02/01/20 02/07/21 02/06/22	— — — — — — — — — —		— — — — — — — — — —

Nancy D. Parmelee	02/03/03 02/02/04 01/31/05 01/30/06 01/29/07 01/28/08 02/02/09 02/01/10 05/01/10 02/07/11 02/06/12	17,500 35,000 35,000 35,000 35,000 55,000 41,250 27,500 — 18,750 —	— — — — — — 13,750 27,500 — 56,250 85,000	7.515 16.775 16.645 19.850 12.230 15.040 6.440 15.730 — 17.250 13.000	02/03/13 02/02/14 01/31/15 01/30/16 01/29/17 01/28/18 02/02/19 02/01/20 — 02/07/21 02/06/22	— — — — — — — — 1,667 — —	$	— — — — — — — — 26,755 — —

Kathleen L. Quirk	02/03/03 02/02/04 01/31/05 01/30/06 01/29/07 01/28/08 02/02/09 02/01/10 02/07/11 02/06/12	10,000 25,000 25,000 30,000 75,000 75,000 67,500 60,000 52,500 45,000	— — — — — — 7,500 15,000 22,500 30,000	7.515 16.775 16.645 19.850 12.230 15.040 6.440 15.730 17.250 13.000	02/03/13 02/02/14 01/31/15 01/30/16 01/29/17 01/28/18 02/02/19 02/01/20 02/07/21 02/06/22	— — — — — — — — — —		— — — — — — — — — —

(1)

Unless otherwise noted, the stock options become exercisable in 25% annual increments on each of the first four anniversaries of the date of grant and have a term of 10 years. The stock options will become immediately exercisable in their entirety if, under certain circumstances, (a) any person or group of persons acquires beneficial ownership of shares in excess of certain thresholds, or (b) the composition of the board of directors is changed after a tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of these transactions. In connection with the pending merger with FCX, Messrs. Moffett and Adkerson and Messes. Parmelee and Quirk each waived his or her contractual right to accelerated vesting as a result of the merger. The stock options awarded to Ms. Parmelee in early 2013 do not provide for accelerated vesting as a result of the merger.
(2)	The unvested RSUs held by Ms. Parmelee will vest on May 1, 2013 and be paid out in 1,667 shares of our common stock.
(3)	Messrs. Moffett and Adkerson and Ms. Quirk have agreed to forego all cash compensation from the company. In lieu of cash compensation each year, the company granted to these executives options that are immediately exercisable upon grant and have a term of ten years. These option grants are included in the table and are summarized as follows:

Grant Date	Mr. Moffett	Mr. Adkerson	Ms. Quirk
02/03/03	200,000	100,000	—
02/02/04	200,000	100,000	—
01/31/05	300,000	200,000	—
01/30/06	300,000	200,000	—
01/29/07	250,000	150,000	45,000
01/28/08	250,000	150,000	45,000
02/02/09	250,000	150,000	45,000
02/01/10	250,000	150,000	45,000
02/07/11	300,000	100,000	45,000
02/06/12	300,000	100,000	45,000

(4)	Effective January 29, 2007, the corporate personnel committee of our board of directors amended its policies to provide that the exercise price of an option shall not be less than the closing quoted per share sale price on the Composite Tape for New York Stock Exchange-Listed Stocks on the grant date or, if there are no reported sales on such date, on the last preceding date on which any reported sale occurred. Thus, the exercise price of the stock options expiring in January 2017 and thereafter was determined by reference to the closing price of our common stock on the grant date. Prior to that time, the exercise price of each outstanding stock option reflected in this table was determined by reference to the average of the high and low quoted per share sale price on the Composite Tape for New York Stock Exchange-Listed Stocks on the grant date or, if there are no reported sales on such date, on the last preceding date on which any reported sale occurred.
(5)	The market value of the unvested RSUs reflected in this table was based on the $16.05 closing market price per share of our common stock on December 31, 2012.

Options Exercised and Stock Vested During 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized Upon Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting
James R. Moffett	125,000	$805,000	—	—
Richard C. Adkerson	100,000	615,000	—	—
Nancy D. Parmelee	25,000	179,333	1,666	$15,077	(2)
Kathleen L. Quirk	15,000	88,350	—	—

(1)	The value realized on exercise is based on the difference between the closing sale price on the date of exercise and the exercise price of each option.
(2)	The value realized on the vesting is based on the closing sale price on the date of vesting of the RSUs or, if there were no reported sales on such date, on the last preceding date on which any reported sale occurred.

Retirement Benefit Programs

Nonqualified Defined Contribution Plan. We maintain an unfunded nonqualified defined contribution plan for the benefit of our executive officers, as well as others. The plan provides those employees whose earnings in a prior year were in excess of the dollar limit under Section 401(a)(17) of the Internal Revenue Code the ability to defer up to 20% of their base salary after deferrals to the ECAP have ceased due to qualified plan limits. The company makes a matching contribution equal to the participant’s deferrals in this plan and the ECAP limited to 5% of the participant’s base salary. In addition, the company also makes enhanced contributions equal to a minimum of 4% of eligible compensation (base salary plus 50% of bonus) in excess of qualified plan limits for each eligible employee, with employees who met certain age and service requirements in 2000 (including Ms. Parmelee) receiving an additional 6% contribution. Distribution is made in a lump sum as soon as practicable or, if timely elected by the participant, on January 1st of the year following retirement, but no earlier than the date allowable under law following separation from service. The table below sets forth the unfunded balances under our nonqualified defined contribution plan as of December 31, 2012 for Ms. Parmelee. Messrs. Moffett and Adkerson and Ms. Quirk participate in FCX’s nonqualified retirement benefit plan.

2012 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End (3)
Nancy D. Parmelee	—	$39,500	$40,533	—	$1,289,219

(1)	The amount reflected in this column is included in the “All Other Compensation” column for Ms. Parmelee for 2012 in the “2012 Summary Compensation Table,” although the plan contributions reflected in footnote 4 to that table also include contributions to the company’s ECAP.
(2)	The assets in the plan are treated as if invested to produce a rate of interest equal to the prime rate, as published in the Federal Reserve Statistical Report at the beginning of each month. For 2012, that rate of interest was equal to 3.25% for the entire year and none of the earnings were considered preferential.
(3)	The following amount reflected in this column for Ms. Parmelee was included in the 2011 “Total” compensation for Ms. Parmelee in the “2012 Summary Compensation Table” – $41,875 and the following amount reflected in this column for Ms. Parmelee was included in the 2010 “Total” compensation for Ms. Parmelee in the “2012 Summary Compensation Table” – $32,750.

Supplemental Retirement Benefit. We have agreed to pay Ms. Parmelee upon her retirement a supplemental nonqualified benefit. This benefit will be paid out as a joint-and-50%-survivor annuity. If Ms. Parmelee had retired effective December 31, 2012, this benefit would have been $1,938 per month (which represents the 80% portion of the benefit allocated to us).

Potential Payments upon Termination or Change of Control

In addition to the retirement benefits programs discussed above, and the benefits under the company’s ECAP and severance plans, which are available to all eligible employees, the only other post-employment benefit we provide to our executives is accelerated vesting of stock options and RSUs upon certain terminations of employment and upon a change of control. This benefit is a term of the stock option or RSU grant, and applies to all stock option or RSU recipients, not just our executives.

Acceleration upon Change of Control. No named executive officer is entitled to any payment or accelerated benefit in connection with a change of control, except for accelerated vesting of stock options and RSUs issued under our stock incentive plans. Pursuant to the terms of the stock option or RSU agreements, all outstanding stock options or RSUs will fully vest upon a change of control, even if the executive remains employed. As previously disclosed, in connection with the pending merger with FCX, Messrs. Moffett and Adkerson and Messes. Parmelee and Quirk each waived his or her contractual right to accelerated vesting as a result of the merger. The stock options awarded to Ms. Parmelee in early 2013 do not provide for accelerated vesting as a result of the merger.

Acceleration upon Death, Disability or Retirement. Pursuant to the terms of the stock option or RSU agreements, upon termination of the executive’s employment as a result of death, disability or retirement, the unvested portion of any outstanding stock option or RSU that would have vested within one year of the date of termination shall vest.

The following table shows the value of stock options, and with respect to Ms. Parmelee, RSUs, that would have vested for our named executive officers as a result of a change of control (other than the pending merger with FCX) or termination of employment as described above, assuming a December 31, 2012 termination date, and using the closing price of our common stock of $16.05 (as reported on the New York Stock Exchange on December 31, 2012).

Name	Options – Unvested and Accelerated in Change of Control (1)	Options – Unvested and Accelerated Upon Retirement, Death or Disability (1)	RSUs – Unvested and Accelerated in Change of Control (1)	RSUs – Unvested and Accelerated Upon Retirement, Death or Disability (1)
James R. Moffett	$1,122,500	$649,000	N/A	N/A
Richard C. Adkerson	841,875	486,750	N/A	N/A
Nancy D. Parmelee	400,188	201,350	$26,755	$26,755
Kathleen L. Quirk	168,375	97,350	N/A	N/A

(1)	The value of the accelerated options is determined by multiplying (a) the difference between the December 31, 2012 closing price of our common stock and the applicable exercise price of each option, by (b) the number of unvested and accelerated options. The value of the accelerated RSUs is determined by multiplying the December 31, 2012 closing price of our common stock by the number of unvested and accelerated RSUs.

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time directors dedicate in fulfilling their duties as directors as well as the skill-level required by the company to be an effective member of our board of directors. The form and amount of director compensation is reviewed by our nominating and corporate governance committee, which makes recommendations to the full board of directors.

Cash Compensation

Each non-management director and advisory director receives an annual fee of $50,000. Committee chairs receive an additional annual fee as follows: audit committee, $15,000; corporate personnel committee, $10,000; and all other committees (including nominating and corporate governance committee), $7,500. Each non-management director and each advisory director receives a fee of $2,000 for attending each board and committee meeting (for which he or she is a member) and is reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings.

In addition, in connection with their service in 2012 on the special committee of the board, each of Messrs. Bush and Carmichael will receive a one-time fee of $50,000 for serving on the special committee and $2,000 for attendance at each meeting of the special committee, and will be reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings, all of which are expected to be paid in 2013.

The compensation of each of Messrs. Moffett and Adkerson, the co-chairmen of our board, is reflected in the “2012 Summary Compensation Table.”

Equity-Based Compensation

During 2012, non-management directors and advisory directors also received equity-based compensation under the 2008 Stock Incentive Plan (the Plan), which was approved by our stockholders. The Plan authorizes our nominating and corporate governance committee to make equity grants to our non-management directors and advisory directors at its discretion. Upon approval of our nominating and corporate governance committee, each non-management director and advisory director receives an annual grant of options to acquire 10,000 shares of our common stock and 2,500 restricted stock units (RSUs) on June 1 of each year. All options are granted at fair market value on the grant date, vest ratably over the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date. The RSUs also vest ratably over the first four anniversaries of the grant date. Each RSU entitles the director to receive one share of our common stock upon vesting. To the extent dividends are paid on our common stock in the future, dividend equivalents will accrue on the RSUs on the same basis as dividends will be paid on our common stock and will include market rate interest. The dividend equivalents will only be paid upon vesting of the shares of our common stock. Our program also provides for a pro rata grant of options to a director upon his or her initial election to our board of directors other than at an annual meeting.

On June 1, 2012, each non-management director and advisory director was granted an option to purchase 10,000 shares of our common stock with an exercise price of $8.82 and 2,500 RSUs.

Non-management directors may elect to exchange all or a portion of their annual fee for an equivalent number of shares of our common stock on the payment date, based on the fair market value of our common stock on the date preceding the payment date. Non-management directors may also elect to defer all or a portion of their annual fee and meeting fees, and such deferred amounts will accrue interest at a rate equal to the prime commercial lending rate announced from time to time by JPMorgan Chase (compounded quarterly), and shall be paid out at such time or times as directed by the non-management director. See footnote (1) to the “2012 Director Compensation” table for details regarding participation in these programs by our non-management directors.

The table below summarizes the total compensation paid to or earned by our non-management directors during 2012. The table does not include the fees payable to the two members of our special committee, which will be payable in 2013. The amounts included in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value, and do not necessarily equate to the income that will ultimately be realized by the director for these awards.

2012 Director Compensation

Name of Director	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	All Other Compensation(3)	Total
A. Peyton Bush, III	$72,000	$22,050	$54,800	—	$148,850
William P. Carmichael	74,000	22,050	54,800	—	150,850
Robert A. Day	87,000	22,050	54,800	—	163,850
James C. Flores	60,000	22,050	54,800	—	136,850
Gerald J. Ford	83,500	22,050	54,800	—	160,350
H. Devon Graham, Jr.	94,000	22,050	54,800	—	170,850
Suzanne T. Mestayer	80,000	22,050	54,800	—	156,850
B. M. Rankin, Jr.	62,000	22,050	54,800	$100,009	238,859
John F. Wombwell	62,000	22,050	54,800	—	138,850

(1)	Non-management directors may elect to exchange all or a portion of their annual fee for an equivalent number of shares of our common stock. Each of Messrs. Flores and Ford elected to receive an equivalent number of shares of our common stock in lieu of 100% of his annual fee. Mr. Carmichael elected to receive an equivalent number of shares of our common stock in lieu of 50% of his annual fee. The amounts reflected include the fees used to purchase shares of our common stock.
(2)	Amounts reflect the aggregate grant date fair value of the stock awards (restricted stock units or RSUs) and option awards (options). RSUs are valued on the date of grant at the closing sale price per share of our common stock. The Black-Scholes option model was used to determine the grant date fair value of the options that we granted to the directors. For information relating to the assumptions made by us in valuing the option awards made to our non-management directors in fiscal year 2012, refer to Note 12 of our financial statements in our annual report on Form 10-K for the year ended December 31, 2012. On June 1, 2012, each non-management director was granted options to purchase an aggregate 10,000 shares of our common stock and 2,500 RSUs. The options that were granted had a grant date fair value of $5.48 per option using the Black-Scholes option model. The grant of 2,500 RSUs had a grant date fair value of $8.82 per unit.

As of December 31, 2012, each director had the following number of options outstanding: Mr. Bush, 25,000; Mr. Carmichael, 25,000; Mr. Day, 52,500; Mr. Flores, 22,500; Mr. Ford, 52,500; Mr. Graham, 52,500; Ms. Mestayer, 40,250; Mr. Rankin, 41,625; and Mr. Wombwell, 22,500. As of December 31, 2012, each director had the following number of RSUs outstanding: Mr. Bush, 5,625; Mr. Carmichael, 5,625; Mr. Day, 6,250; Mr. Flores, 5,000; Mr. Ford, 6,250; Mr. Graham, 6,250; Ms. Mestayer, 6,250; Mr. Rankin, 6,250; and Mr. Wombwell, 5,000.

(3)	Includes $100,009 in consulting fees received by Mr. Rankin and allocated to us pursuant to a consulting agreement.

Payments made under the matching gifts program are no longer reportable as a perquisite because effective January 1, 2012, the limit on the annual amount of our matching gifts was increased to $40,000 for all directors, officers, employees, full time consultants and certain retirees; therefore, matching gifts are no longer reflected in the “All Other Compensation” column for 2012 for any of our directors.

Compensation Committee Interlocks and Insider Participation

The current members of our corporate personnel committee are Messrs. Graham and Bush and Ms. Mestayer. In 2012, none of our executive officers served as a member of the compensation committee of another entity, or as a director of another entity, one of whose executive officers served on our corporate personnel committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” of Item 12 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 22, 2013, which is being amended hereby, is incorporated herein by reference.

Stock Ownership of Directors and Executive Officers

The table below shows the amount of our common stock beneficially owned as of April 15, 2013, by (i) each of our current directors and our chief executive officer, our chief financial officer and our other executive officers (such officers being our named executive officers) serving during 2012 and (ii) all of our current directors and executive officers as a group. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power, and include, if applicable, shares held in our Employee Capital Accumulation Program (ECAP).

Name of Beneficial Owner	Number of Shares Not Subject to Options	Number of Shares Subject to Exercisable Options and Vesting of RSUs (1)	Total Number of Shares Beneficially Owned (2)		Percent of Class (3)
Richard C. Adkerson (4)	546,942	2,375,000	2,921,942		1.8%
A. Peyton Bush, III	2,875	13,125	14,125	*
William P. Carmichael	6,556	13,125	17,806	*
Robert A. Day	964,560	41,250	1,005,810	*
James C. Flores (5)	9,452	10,000	19,452	*
Gerald J. Ford (6)	2,064,018	41,250	2,105,268		1.3%
H. Devon Graham, Jr.	10,250	41,250	51,500	*
Suzanne T. Mestayer	19,627	29,000	48,627	*
James R. Moffett (7)	5,092,143	3,825,000	8,917,143		5.3%
Nancy D. Parmelee	495	296,667	297,162	*
Kathleen L. Quirk	19,539	485,000	504,539	*
B. M. Rankin, Jr. (8)	591,712	30,375	622,087	*
John F. Wombwell (5)	1,250	10,000	11,250	*
Directors and executive officers as a group (13 persons)	9,329,419	7,211,042	16,540,461		9.7%

*	Ownership is less than 1%.
(1)	Reflects shares of MMR common stock that could be acquired within sixty days upon the exercise of options and the vesting of RSUs granted pursuant to MMR’s stock incentive plans.

(2)	In addition to the RSUs included in “Number of Shares Subject to Exercisable Options and Vesting of RSUs,” each beneficial owner holds the following unvested RSUs, which are not included in the table above.

Name of Beneficial Owner	Number of RSUs
Richard C. Adkerson	—
A. Peyton Bush, III	3,750
William P. Carmichael	3,750
Robert A. Day	3,750
James C. Flores	3,750
Gerald J. Ford	3,750
H. Devon Graham, Jr.	3,750
Suzanne T. Mestayer	3,750
James R. Moffett	—
Nancy D. Parmelee	—
Kathleen L. Quirk	—
B. M. Rankin, Jr.	3,750
John F. Wombwell	3,750

(3)	Based on 163,100,608 shares of MMR common stock outstanding as of April 15, 2013.
(4)	Includes (a) 147 shares of MMR common stock held in his individual retirement account, which is referred to herein as an IRA, (b) 312,431 shares of MMR common stock held by Mr. Adkerson through a Grantor Retained Annuity Trust, (c) 73,072 shares of MMR common stock issuable upon conversion of 500 shares of MMR’s 8% convertible perpetual preferred stock and (d) 33,908 shares of MMR common stock held in a foundation with respect to which Mr. Adkerson, as a member of the board of trustees, shares voting and investment power, but as to which he disclaims beneficial ownership. The economic value of 600,000 of the exercisable stock options has been transferred pursuant to a partition agreement.
(5)	Messrs. Flores and Wombwell serve as executive officers of Plains Exploration & Production Company, which owns 51 million shares, representing approximately 31.3% of the outstanding shares of MMR common stock.
(6)	Includes 146,145 shares of MMR common stock issuable upon conversion of 1,000 shares of MMR’s 8% convertible perpetual preferred stock held by a limited partnership with respect to which Mr. Ford, as a general partner, shares voting and investment power.
(7)	Includes (a) 5,091,117 shares of MMR common stock held by a limited liability company with respect to which Mr. Moffett, as a member, shares voting and investment power and (b) 1,026 shares of MMR common stock held by Mr. Moffett’s spouse, as to which he disclaims beneficial ownership. Mr. Moffett’s address is 1615 Poydras Street, New Orleans, Louisiana 70112.
(8)	Includes 567,889 shares of MMR common stock held by a limited partnership in which Mr. Rankin is the sole stockholder of the sole general partner.

Stock Ownership of Certain Beneficial Owners

Based on filings with the SEC, the table below shows the beneficial owners of more than 5% of our outstanding shares of common stock other than Mr. Moffett, whose beneficial ownership is reflected in the table above in the section titled “Stock Ownership of Directors and Executive Officers.” Unless otherwise indicated, all information is presented as of December 31, 2012, and all shares beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Shares	Shares Issuable upon Conversion of Convertible Securities (1)	Total Number of Shares Beneficially Owned		Percent of Outstanding Shares (2)
Freeport-McMoRan Copper & Gold Inc. Freeport-McMoRan Preferred LLC 333 N. Central Ave. Phoenix, AZ 85004	—	31,250,000	31,250,000	(3)	16.1%
Leon G. Cooperman 2700 North Military Trail Suite 230 Boca Raton, Florida 33431	8,711,400	3,393,755	12,105,155	(4)	7.3%
Paulson & Co. Inc. 1251 Avenue of the Americas New York, NY 10020	15,556,300	—	15,556,300	(5)	9.5%
Plains Exploration & Production Company 700 Milam, Suite 3100 Houston, TX 77002	51,000,000	—	51,000,000	(6)	31.3%

(1)

MMR has the following securities outstanding that are convertible into shares of MMR common stock: its 8% convertible perpetual preferred stock, its 5 1/4% convertible senior notes due 2013, its 4% convertible senior notes due 2017 and its 5.75% convertible perpetual preferred stock, Series 1 and Series 2.

(2)	In accordance with SEC rules, in calculating the percentage for each beneficial owner, MMR added to the 163,100,608 shares outstanding as of April 15, 2013, the number of shares of common stock issuable upon the conversion or exercise of convertible securities and options held by that beneficial owner. For purposes of calculating these percentages for each beneficial owner, MMR does not assume the conversion or exercise of any of the other beneficial owners’ convertible securities or options.
(3)	Based on an amended Schedule 13D filed with the SEC on December 6, 2012 jointly by FCX and Freeport-McMoRan Preferred LLC, a wholly-owned subsidiary of FCX, which is referred to herein as FCX Preferred. Includes 31,250,000 shares of MMR common stock issuable upon conversion of 500,000 shares of its 5.75% convertible perpetual preferred stock, Series 2.
(4)	Based on an amended Schedule 13G filed with the SEC on February 8, 2013 by Leon G. Cooperman on his own behalf and on behalf of investment firms identified therein. According to the amended Schedule 13G, Mr. Cooperman, on a consolidated basis, has (a) sole voting and investment power over 7,046,639 of the shares of MMR common stock reported and (b) shared voting and investment power over 5,058,516 of the shares of MMR common stock reported. Includes 3,393,755 shares of MMR common stock issuable upon conversion of 54,300 shares of its 5.75% convertible perpetual preferred stock, Series 1.
(5)	Based on a Schedule 13G filed with the SEC on February 14, 2013 by Paulson & Co. Inc. (Paulson) as a registered investment advisor. All of the shares reported are owned by investment advisory clients of Paulson. To Paulson’s knowledge, no such client has an interest relating to more than 5% of the class of securities to which the Schedule 13G relates. As investment advisor, Paulson has sole voting and sole dispositive power with respect to all of the shares reported. Paulson expressly disclaims beneficial ownership.
(6)	Based on an amended Schedule 13D filed with the SEC on December 13, 2012 by Plains Exploration & Production Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

FM Services Company

We are parties to a services agreement with FM Services Company, a wholly-owned subsidiary of FCX, under which FM Services Company provides us with executive, technical, administrative, accounting, financial, tax and other services pursuant to a fixed fee arrangement. FM Services Company also provides these services to FCX. In 2012, we incurred approximately $ 7.7 million of costs under the services agreement, and we expect our costs under the services agreement to approximate $ 7.7 million in 2013.

Overlapping Directors and Officers

Several of our directors and executive officers also serve as directors or officers of FCX. Messrs. Moffett, Adkerson, Rankin, Day, Ford and Graham, each of whom serves as a director of our company, also serve as directors of FCX. Messrs. Moffett and Adkerson and Ms. Quirk, each of whom serves as an executive officer of our company, also serve as executive officers of FCX. In addition, Ms. Parmelee, an executive officer of our company, also serves as an officer of FCX. As of April 15, 2013, the overlapping board members and executive officers beneficially owned 9,070,442 shares of our common stock or about 5.6% of our outstanding common stock. For information regarding the compensation paid to or earned by Messrs. Moffett and Adkerson and Ms. Quirk for services rendered to FCX, see the “Executive Compensation Tables” section of FCX’s amendment to its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

FCX and PXP 2010 Transactions

On December 30, 2010, we issued 500,000 shares of our 5.75% Convertible Perpetual Preferred Stock, Series 2 (convertible perpetual preferred stock) to Freeport-McMoRan Preferred LLC (Freeport Preferred), a wholly-owned subsidiary of FCX. In connection with the completion of the issuance of the convertible perpetual preferred stock to FCX Preferred, we entered into a stockholder agreement with FCX and FCX Preferred (the FCX Stockholder Agreement), pursuant to which, among other things, FCX has the right to nominate individuals to serve on our board of directors (FCX Designated Directors). For as long as FCX and its affiliates beneficially own (1) not less than 75% of our outstanding common stock on a fully diluted basis, immediately after the closing of the purchase of the convertible perpetual preferred stock, FCX will have the right to designate two members of our board of directors; and (2) between 25% and 75% of our outstanding shares of our common stock on a fully diluted basis, immediately after the closing of the purchase of the convertible perpetual preferred stock, FCX will have the right to designate one member of our board of directors; provided, however, that FCX’s designation rights will be suspended during such time as at least two members of our board of directors are also members of FCX’s board of directors. Because FCX has shared at least two directors with us at all times since the execution of the FCX Stockholder Agreement, FCX has not been entitled to exercise its director designation rights. FCX will have no designation rights while FCX and its affiliates beneficially own less than 25% of the percentage of our outstanding shares of common stock on a fully diluted basis owned at closing.

In connection with the completion of the issuance of the convertible perpetual preferred stock to FCX Preferred, we also entered into a registration rights agreement with FCX Preferred (FCX Registration Rights Agreement) pursuant to which we agreed to, within 60 days of closing, (1) prepare and file with the SEC a shelf registration statement with respect to the securities issued to FCX Preferred (FCX Registrable Securities) that would permit the FCX Registrable Securities to be resold in registered transactions and (2) use our commercially reasonable efforts to maintain the effectiveness of the shelf registration statement while FCX and its affiliates hold FCX Registrable Securities. We filed with the SEC a shelf registration statement for the FCX Registrable Securities on February 28, 2011. In addition, under certain circumstances, the FCX Registration Rights Agreement permits FCX to demand or participate in an underwritten public offering by us.

On December 30, 2010, we also issued 51 million shares of our common stock to PXP in connection with our acquisition of PXP’s shallow water Gulf of Mexico shelf properties, interests, and assets (the Acquisition). Upon consummation of the Acquisition, we and PXP entered into a stockholder agreement effective December 30, 2010 (the PXP Stockholder Agreement), pursuant to which, among other things, the size of our board of directors was increased from 9 to 11 members and PXP was granted the right to nominate two individuals to serve on our board of directors. As long as PXP and its affiliates beneficially own at least 10% of the issued and outstanding shares of our common stock, PXP will have the right to nominate two individuals to serve on our board of directors. If PXP and its affiliates beneficially own less than 10% but at least 5% of the issued and outstanding shares of our common stock, PXP will have the right to nominate one individual to serve on our board of directors. If PXP and its affiliates beneficially own less than 5% of the issued and outstanding shares of our common stock, PXP will not have the right to nominate any individuals to serve on our board of directors. Pursuant to the PXP Stockholder Agreement, Messrs. Flores and Wombwell were nominated and elected to serve on our board of directors at the 2012 annual meeting.

In connection with the completion of the Acquisition, we and PXP also entered into a registration rights agreement (PXP Registration Rights Agreement) pursuant to which we agreed to, within 60 days of closing of the Acquisition, (1) prepare and file with the SEC a shelf registration statement with respect to the 51 million shares of common stock issued to PXP (PXP Registrable Securities) that would permit some or all of the PXP Registrable Securities to be resold in registered transactions and (2) use our commercially reasonable efforts to maintain the effectiveness of the shelf registration statement while PXP and its affiliates hold PXP Registrable Securities. We filed with the SEC a shelf registration statement for the PXP Registrable Securities on February 28, 2011. In addition, under certain circumstances, the PXP Registration Rights Agreement permits PXP to demand or participate in an underwritten public offering conducted by us.

Pending 2013 Merger with FCX and Related Voting and Support Agreement

On December 5, 2012, we entered into an agreement and plan of merger (the Merger Agreement) with FCX and INAVN Corp., a wholly-owned subsidiary of FCX (the Merger Sub), pursuant to which the Merger Sub will merge with and into MMR, with MMR surviving the merger as a wholly-owned subsidiary of FCX (the Merger).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive $14.75 in cash, without interest, and 1.15 units of Gulf Coast Ultra Deep Royalty Trust that will be entitled to a 5% gross overriding royalty interest in hydrocarbons produced from MMR’s shallow water, ultra deep Gulf of Mexico prospects.

Consummation of the Merger is subject to the approval of the Merger Agreement by our stockholders, both by (1) a majority of the outstanding shares of our common stock and (2) a majority of the outstanding shares of our common stock, excluding shares owned by FCX and its subsidiaries, PXP and its subsidiaries, and certain officers and/or directors of MMR and FCX, and the approval by a majority of the outstanding shares of our common stock of an amendment to our certificate of incorporation to exempt FCX from certain interested stockholder provisions.

On December 5, 2012, we entered into a Voting and Support Agreement (the Support Agreement) with FCX and PXP with respect to the Merger, which generally requires that PXP, in its capacity as a stockholder of MMR, vote all of its shares of our common stock in favor of the Merger and related amendments to our certificate of incorporation and against alternative transactions and generally prohibits PXP from transferring its shares of our common stock prior to the consummation of the Merger.

Director Transactions

Our Corporate Governance Guidelines provide that any transaction that would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC, with respect to a director or executive officer, must be reviewed and approved, or ratified, annually by our board of directors. Any such related party transactions will only be approved or ratified if the board of directors determines that such transaction will not impair the involved person’s service to, and exercise of judgment on behalf of, the company, or otherwise create a conflict of interest that would be detrimental to the company. The director transaction described below has been reviewed and approved or ratified by our board of directors.

B.M. Rankin, Jr. and FM Services Company are parties to an agreement under which Mr. Rankin renders business consulting services to us and FCX relating to finance, accounting, guidance and advice on public policy matters and business development. FM Services Company provides Mr. Rankin compensation, medical coverage and reimbursement for taxes in connection with those medical benefits. In 2012, FM Services Company paid Mr. Rankin $490,000 ($100,009 of which was allocated to us) pursuant to this agreement. During 2012, the cost to FM Services Company (none of which was allocated to us) for Mr. Rankin’s personal use of company facilities was $24,300, medical expenses was $23,327, and reimbursement for a portion of his office rent and utilities and for executive administrative and support services was $37,114. In addition, during 2012 the aggregate incremental cost to FM Services Company (none of which was allocated to us) for Mr. Rankin’s personal use of a fractionally owned company aircraft, which includes the hourly operating rate, fuel costs and excise taxes, was $430,996. The aggregate incremental cost does not include the lost tax deduction for expenses that exceeded the amounts reported as income for Mr. Rankin, which for fiscal year 2012 was approximately $81,915. Accordingly, the total received by Mr. Rankin during 2012 pursuant to this agreement was $1,005,737 of which $100,009 was allocated to us.

Board and Committee Independence

On the basis of information solicited from each director, and upon the advice and recommendation of the nominating and corporate governance committee, our board has affirmatively determined that each of Messrs. Bush, Carmichael, Day, Ford and Graham and Ms. Mestayer has no material relationship with the company and is independent within the meaning of our corporate governance guidelines, which comply with the applicable NYSE listing standards and SEC rules. In making this determination, the nominating and corporate governance committee, with assistance from the company’s legal counsel, evaluated responses to a questionnaire completed annually by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the committee considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management. The nominating and corporate governance committee recommended to the board that the six directors named above be considered independent, which the board approved.

Our board also has determined that each of the members of the audit, corporate personnel, and nominating and corporate governance committees has no material relationship with the company and satisfies the independence criteria (including the enhanced criteria with respect to members of the audit committee and corporate personnel committee) set forth in the applicable NYSE listing standards and SEC rules.

Item 14. Principal Accounting Fees and Services.

Fees and Related Disclosures for Accounting Services

The following table discloses the fees for professional services provided by Ernst & Young LLP in each of the last two fiscal years:

	2012	2011
Audit Fees(1)	$996,500	$999,000
Audit-Related Fees(2)	65,000	65,000
Tax Fees	—	—
All Other Fees	—	—

(1)	Does not include $111,400 for services rendered primarily relating to audit activities associated with certain of our registration statements and related amendments filed with the SEC in connection with the pending merger with FCX.
(2)	Relates to services rendered in connection with review of quarterly earnings press releases and management reports to our board of directors.

The audit committee has determined that the provision of the services described above is compatible with maintaining the independence of our independent registered public accounting firm.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit services, audit-related services and other services permitted by law provided by our independent registered public accounting firm. In accordance with that policy, the audit committee annually pre-approves a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to specified cost levels. Any service that is not included in the approved list of services must be separately pre-approved by the audit committee. In addition, if fees for any service exceed the amount that has been pre-approved, then payment of additional fees for such service must be specifically pre-approved by the audit committee; however, any proposed service that has an anticipated or additional cost of no more than $30,000 may be pre-approved by the chairperson of the audit committee, provided that the total anticipated costs of all such projects pre-approved by the chairperson during any fiscal quarter does not exceed $60,000.

At each regularly-scheduled audit committee meeting, management updates the audit committee on the scope and anticipated cost of (1) any service pre-approved by the chairperson since the last meeting of the committee and (2) the projected fees for each service or group of services being provided by our independent registered public accounting firm. Since the May 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each service provided by our independent registered public accounting firm has been approved in advance by the audit committee. During 2012, none of those services required use of the de minimis exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this Amendment.

1. Financial statements.

The following documents were previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 22, 2013, which is being amended hereby.

•	Reports of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Consolidated Statements of Operations for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flow for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2012, 2011 and 2010.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on February 22, 2013, which is being amended hereby.

3. Exhibit Listing.

The Exhibit Index, which follows the signature page to this Amendment and is hereby incorporated by reference, sets forth a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2013.

McMoRan Exploration Co.

By:	/s/ James R. Moffett
James R. Moffett
Co-Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 26, 2013.

/s/ James R. Moffett	Co-Chairman of the Board, President
James R. Moffett	and Chief Executive Officer

/s/ Richard C. Adkerson	Co-Chairman of the Board
Richard C. Adkerson

*	Vice Chairman of the Board
B. M. Rankin, Jr.

*	Senior Vice President, Chief Financial
Nancy D. Parmelee	Officer and Secretary (Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
A. Peyton Bush, III

*	Director
William P. Carmichael

*	Director
Robert A. Day

*	Director
James C. Flores

*	Director
Gerald J. Ford

*	Director
H. Devon Graham, Jr.

S-1

*	Director
Suzanne T. Mestayer

*	Director
John F. Wombwell

*By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

Exhibit Index

Exhibit Number		Filed with this Form 10-K
Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed

2.1	Agreement and Plan of Mergers dated August 1, 1998, by and among McMoRan, McMoRan Oil & Gas Co., Freeport-McMoRan Sulphur Inc. MOXY LLC and Brimstone LLC		S-4	333-61171	10/06/1998

2.2	Agreement and Plan of Merger dated September 19, 2010, by and among McMoRan, MOXY, McMoRan GOM, LLC and McMoRan Offshore LLC, and Plains Exploration & Production Company, PXP Gulf Properties LLC and PXP Offshore LLC		10-Q	001-07791	11/09/2010

2.3	Agreement and Plan of Merger dated December 5, 2012, by and among McMoRan, Freeport-McMoRan Copper & Gold Inc. and INAVN Corp.		8-K	001-07791	12/07/2012

3.1	Composite Certificate of Incorporation of McMoRan		10-K	001-07791	02/29/2012

3.2	Amended and Restated By-Laws of McMoRan as amended effective through February 1, 2010		8-K	001-07791	02/03/2010

4.1	Form of Certificate of McMoRan Common Stock		S-4	333-61171	10/06/1998

4.2	First Supplemental Indenture dated as of November 14, 2007, by and between McMoRan and the Bank of New York, as trustee (related to the 11.875% Senior Notes due 2014)		8-K	001-07791	11/15/2007

4.3	Indenture dated December 30, 2010 by and among McMoRan and U.S. Bank National Association, as trustee		8-K	001-07791	01/04/2011

4.4	Indenture dated September 13, 2012 by and among McMoRan and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-7791	09/13/2012

10.1	Main Pass 299 Sulphur and Salt Lease, effective May 1, 1988		10-K	001-07791	04/16/2002

10.2	IMC/FSC Agreement dated as of March 29, 2002 among IMC Global Inc., IMC Phosphate Company, Phosphate Resource Partners Limited Partnership, IMC Phosphates MP Inc., MOXY and McMoRan		10-Q	001-07791	08/14/2002

10.3	Amended and Restated Services Agreement dated as of January 1, 2002 between McMoRan and FM Services Company		10-Q	001-07791	08/14/2003

10.4	Letter Agreement dated August 22, 2000 between Devon Energy Corporation and Freeport Sulphur		10-Q	001-07791	10/25/2000

10.5	Asset Purchase Agreement dated effective December 1, 1999 between SOI Finance Inc., Shell Offshore Inc. and MOXY		10-K	001-07791	02/08/2000

10.6	Employee Benefits Agreement by and between Freeport-McMoRan Inc. and Freeport Sulphur		10-K	001-07791	04/16/2002

10.7	Purchase and Sales Agreement dated January 25, 2002 but effective January 1, 2002 by and between MOXY and Halliburton Energy Services, Inc		8-K	001-07791	03/11/2002

10.8	Purchase and Sale Agreement dated as of March 29, 2002 by and among Freeport Sulphur, McMoRan, MOXY and Gulf Sulphur Services Ltd., LLP		10-Q	001-07791	05/10/2002

10.9	Purchase and Sale Agreement dated May 9, 2002 by and between MOXY and El Paso Production Company		10-Q	001-07791	08/14/2002

10.10	Amendment to Purchase and Sale Agreement dated May 22, 2002 by and between MOXY and El Paso Production Company		10-Q	001-07791	08/14/2002

Exhibit Number		Filed with this Form 10-K
Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed

10.11	Master Agreement dated October 22, 2002 by and among Freeport-McMoRan Sulphur LLC, K-Mc Venture LLC, K1 USA Energy Production Corporation and McMoRan		10-K	001-07791	03/27/2003

10.12	Purchase and Sale Agreement dated June 20, 2007 by and between Newfield Exploration Company as Seller and MOXY as Buyer effective July 1, 2007		8-K	001-07791	06/22/2007

10.13	Credit Agreement between McMoRan, as parent, MOXY, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Toronto Dominion (New York) LLC, as syndication agent, BNP Paribas, as documentation agent and the lenders party thereto, dated as of June 30, 2011		8-K	001-07791	07/06/2011

10.14	First Amendment to Credit Agreement among McMoRan, as parent, MOXY, as borrower, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, dated as of July 25, 2012		10-Q	001-07791	11/02/2012

10.15	Underwriting Agreement dated June 16, 2009 between McMoRan and J.P. Morgan Securities Inc., as representative of the several underwriters named in Schedule 1 thereto		8-K	001-07791	06/19/2009

10.16	Underwriting Agreement dated June 16, 2009 between McMoRan and J.P. Morgan Securities Inc., as representative of the several underwriters named in Schedule 1 thereto		8-K	001-07791	06/19/2009

10.17	Stock Purchase Agreement dated September 19, 2010 by and among McMoRan, Freeport-McMoRan Preferred LLC and Freeport-McMoRan Copper & Gold Inc.		10-Q	001-07791	11/09/2010

10.18	Stockholder Agreement dated December 30, 2010, by and among McMoRan and Plains Exploration & Production Company		8-K	001-07791	01/04/2011

10.19	Stockholder Agreement dated December 30, 2010, by and among McMoRan, Freeport-McMoRan Copper & Gold Inc. and Freeport-McMoRan Preferred LLC		8-K	001-07791	01/04/2011

10.20	Form of 4% Convertible Senior Notes Securities Purchase Agreement dated September 16, 2010, by investors and accepted by McMoRan		10-Q	001-07791	11/09/2010

10.21	Form of 5.75% Convertible Perpetual Preferred Stock Securities Purchase Agreement dated September 16, 2010, by investors and accepted by McMoRan		10-Q	001-07791	11/09/2010

10.22	Purchase Agreement by and between McMoRan, MOXY, as buyer, Whitney Exploration, LLC, as seller, and Stephen J. Williams, dated as of September 8, 2011		8-K	001-07791	09/09/2011

10.23	Voting and Support Agreement dated as of December 5, 2012, by and between McMoRan, Plains Exploration & Production Company and Freeport-McMoRan Copper & Gold Inc.		8-K	001-07791	12/7/2012

10.24*	McMoRan 1998 Stock Option Plan, as amended and restated		10-Q	001-07791	05/10/2007

10.25*	McMoRan 1998 Stock Option Plan for Non-Employee Directors, as amended and restated		10-Q	001-07791	05/10/2007

10.26*	McMoRan Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan		10-Q	001-07791	08/04/2005

10.27*	McMoRan 2000 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007

10.28*	McMoRan Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2000 Stock Incentive Plan		10-Q	001-07791	08/04/2005

10.29*	McMoRan 2001 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007

Exhibit Number		Filed with this Form 10-K
Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed

10.30*	McMoRan 2003 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007

10.31*	McMoRan’s Performance Incentive Awards Program as amended December 1, 2008		10-K	001-07791	02/27/2009

10.32*	McMoRan Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2001 Stock Incentive Plan		10-Q	001-07791	08/04/2005

10.33*	McMoRan Form of Restricted Stock Unit Agreement Under the 2001 Stock Incentive Plan		10-Q	001-07791	08/09/2007

10.34*	McMoRan Executive Services Program, as amended May 4, 2009		10-K	001-07791	03/12/2010

10.35*	McMoRan Form of Notice of Grants of Nonqualified Stock Options and Limited Rights under the 2003 Stock Incentive Plan		10-Q	001-07791	08/04/2005

10.36*	McMoRan Form of Restricted Stock Unit Agreement Under the 2003 Stock Incentive Plan		10-Q	001-07791	08/09/2007

10.37*	McMoRan Amended and Restated 2004 Director Compensation Plan		10-Q	001-07791	08/09/2010

10.38*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options under the 2004 Director Compensation Plan		8-K	001-07791	05/05/2006

10.39*	Amended and Restated Agreement for Consulting Services between FM Services Company and B.M. Rankin, Jr. effective as of January 1, 2010		10-K	001-07791	03/12/2010

10.40*	McMoRan Director Compensation (as of May 4, 2011)		10-Q	001-07791	05/06/2011

10.41*	McMoRan 2005 Stock Incentive Plan, as amended and restated		10-Q	001-07791	05/10/2007

10.42*	Form of Notice of Grant of Nonqualified Stock Options under the 2005 Stock Incentive Plan		8-K	001-07791	05/06/2005

10.43*	Form of Restricted Stock Unit Agreement under the 2005 Stock Incentive Plan		10-Q	001-07791	08/09/2007

10.44*	McMoRan Supplemental Executive Capital Accumulation Plan		10-Q	001-07791	05/08/2008

10.45*	McMoRan Supplemental Executive Capital Accumulation Plan Amendment One		10-Q	001-07791	05/08/2008

10.46*	McMoRan Supplemental Executive Capital Accumulation Plan Amendment Two		10-K	001-07791	02/27/2009

10.47*	McMoRan 2005 Supplemental Executive Capital Accumulation Plan		10-K	001-07791	02/27/2009

10.48*	McMoRan 2005 Supplemental Executive Capital Accumulation Plan Amendment One		10-Q	001-07791	05/10/2010

10.49*	McMoRan Amended and Restated 2008 Stock Incentive Plan		8-K	001-07791	05/04/2010

10.50*	Form of Notice of Grant of Nonqualified Stock Options under the 2008, 2005, 2003 and 2001 Stock Incentive Plans (adopted February 2011).		10-K	001-07791	02/28/2011

10.51*	Form of Restricted Stock Unit Agreement under the 2008, 2005, 2003 and 2001 Stock Incentive Plans (adopted February 2011)		10-K	001-07791	02/28/2011

10.52*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2008 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-07791	06/11/2008

10.53*	McMoRan Severance Plan.		10-K	001-07791	02/27/2009

Exhibit Number		Filed with this Form 10-K
Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed

10.54*	Letter Agreement between Nancy Parmelee and FM Services Company (partially allocated to McMoRan)		10-K	001-07791	03/12/2010

12.1†	Computation of Ratio of Earnings to Fixed Charges		10-K	001-07791	02/22/2013

14.1	Ethics and Business Conduct Policy		10-K	001-07791	03/15/2004

21.1†	List of subsidiaries		10-K	001-07791	02/22/2013

23.1†	Consent of Ernst & Young LLP		10-K	001-07791	02/22/2013

23.2†	Consent of Ryder Scott Company, L.P.		10-K	001-07791	02/22/2013

24.1†	Certified Resolution of the Board of Directors of McMoRan authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.		10-K	001-07791	02/22/2013

24.2†	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of McMoRan.		10-K	001-07791	02/22/2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X

32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350		10-K	001-07791	02/22/2013

32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350		10-K	001-07791	02/22/2013

99.1†	Report of Ryder Scott Company, L.P.		10-K	001-07791	02/22/2013

101.INS††	XBRL Instance Document		10-K	001-07791	02/22/2013

101.SCH††	XBRL Taxonomy Extension Schema.		10-K	001-07791	02/22/2013

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase.		10-K	001-07791	02/22/2013

101.DEF††	XBRL Taxonomy Extension Definition Linkbase.		10-K	001-07791	02/22/2013

101.LAB††	XBRL Taxonomy Extension Label Linkbase.		10-K	001-07791	02/22/2013

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase.		10-K	001-07791	02/22/2013

*	Indicates management contract or compensatory plan or agreement.
†	Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the SEC on February 22, 2013, which is being amended hereby.
††	Indicates documents previously furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the SEC on February 22, 2013, which is being amended hereby.

E-4