Form 10-Q
period 2013-03-31
MCMORAN EXPLORATION CO /DE/
filed 2013-05-06
CIK 64279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
ÿ Yes ☒ No

On April 30, 2013, there were issued and outstanding 163,100,608 shares of the registrant’s Common Stock, par value $0.01 per share.

Part I.  FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

McMoRan EXPLORATION CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2013	2012
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$103,674	$114,867
Accounts receivable	57,150	52,548
Inventories	27,069	28,532
Prepaid expenses	10,129	15,186
Current assets from discontinued operations, including restricted cash
of $473	737	2,013
Total current assets	198,759	213,146
Property, plant and equipment, net	2,424,356	2,394,522
Restricted cash and other	61,099	61,319
Deferred financing costs and other	6,389	7,696
Long-term assets from discontinued operations	439	439
Total assets	$2,691,042	$2,677,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,800	$83,937
Accrued liabilities	78,196	131,648
Accrued interest and dividends payable	21,761	14,433
Current portion of accrued oil and gas reclamation costs	45,925	57,336
5¼% convertible senior notes	67,832	67,832
Current liabilities from discontinued operations, including sulphur reclamation costs	1,648	2,328
Total current liabilities	304,162	357,514
11.875% senior notes	300,000	300,000
4% convertible senior notes	189,997	189,470
Accrued oil and gas reclamation costs	195,015	188,245
Other long-term liabilities	15,217	17,204
Other long-term liabilities from discontinued operations, including sulphur reclamation costs	21,724	21,478
Total liabilities	1,026,115	1,073,911
Stockholders' equity	1,664,927	1,603,211
Total liabilities and stockholders' equity	$2,691,042	$2,677,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except Per Share Amounts)
Revenues:
Oil and natural gas	$78,536	$107,084
Service	2,910	3,563
Total revenues	81,446	110,647

Costs and expenses:
Production and delivery costs	32,644	38,662
Depletion, depreciation and amortization expense	36,402	41,829
Exploration expenses	10,092	8,019
General and administrative expenses	15,278	14,933
Insurance recoveries	-	(1,229)
Gain on sale of oil and gas properties	(76,824)	-
Main Pass Energy Hub™ costs	114	66
Total costs and expenses, net	17,706	102,280
Operating income	63,740	8,367
Interest expense, net	-	-
Other income, net	16	228
Income from continuing operations before income taxes	63,756	8,595
Income tax expense	-	-
Income from continuing operations	63,756	8,595
Loss from discontinued operations	(803)	(3,103)
Net income	62,953	5,492
Preferred dividends on convertible preferred stock	(10,304)	(10,342)
Net income (loss) applicable to common stock	$52,649	$(4,850)

Basic net income (loss) per share of common stock:
Continuing operations	$0.33	$(0.01)
Discontinued operations	(0.01)	(0.02)
Net income (loss) per share of common stock	$0.32	$(0.03)

Diluted net income (loss) per share of common stock:
Continuing operations	$0.29	$(0.01)
Discontinued operations	(0.01)	(0.02)
Net income (loss) per share of common stock	$0.28	$(0.03)

Average shares outstanding:
Basic	162,731	161,487
Diluted	225,532	161,487

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)

Net income	$62,953	$5,492
Other comprehensive income (loss):
Amortization of previously unrecognized pension components, net	(10)	(10)
Comprehensive income	62,943	$5,482
Preferred dividends on convertible preferred stock	(10,304)	(10,342)
Comprehensive income (loss) applicable to common stock	$52,639	$(4,860)

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Cash flow from operating activities:
Net income	$62,953	$5,492
Adjustments to reconcile net loss to net cash provided
by operating activities:
Loss from discontinued operations	803	3,103
Depletion, depreciation, and amortization expense	36,402	41,829
Exploration drilling and related expenditures	489	-
Compensation expense associated with stock-based awards	3,737	8,504
Reclamation expenditures, net of prepayments by third parties	(7,061)	(11,665)
Increase in restricted cash	(1,252)	(1,253)
Gain on sale of oil and gas properties	(76,824)	-
Other	(184)	(976)
(Increase) decrease in working capital:
Accounts receivable	(4,397)	8,373
Accounts payable and accrued liabilities	7,604	(9,888)
Prepaid expenses and inventories	6,521	(3,367)
Net cash provided by continuing operations	28,791	40,152
Net cash provided by (used in) discontinued operations	79	(3,099)
Net cash provided by operating activities	28,870	37,053

Cash flow from investing activities:
Exploration, development and other capital expenditures	(114,522)	(163,364)
Proceeds from sale of oil and gas properties	79,023	-
Net cash used in continuing operations	(35,499)	(163,364)
Net cash activity from discontinued operations	-	-
Net cash used in investing activities	(35,499)	(163,364)

Cash flow from financing activities:
Dividends paid on convertible preferred stock	(10,304)	(10,342)
Proceeds from exercise of stock options and other	5,740	(375)
Net cash used in continuing operations	(4,564)	(10,717)
Net cash activity from discontinued operations	-	-
Net cash used in financing activities	(4,564)	(10,717)
Net decrease in cash and cash equivalents	(11,193)	(137,028)
Cash and cash equivalents at beginning of year	114,867	568,763
Cash and cash equivalents at end of period	$103,674	$431,735

The accompanying notes are an integral part of these consolidated financial statements.

McMoRan EXPLORATION CO.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
Three Months Ended March 31, 2013
(in thousands)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Common stock held in treasury	Total Stockholders’ Equity
Balance as of December 31, 2012	$712,082	$1,648	$2,167,796	$(1,227,743)	$176	$(50,748)	$1,603,211
Stock-based compensation
expense	-	-	3,737	-	-	-	3,737
Preferred stock dividends	-	-	(10,304)	-	-	-	(10,304)
Stock option exercises and other, net	-	11	8,243	-	-	(2,914)	5,340
Net income	-	-	-	62,953	-	-	62,953
Other comprehensive income (loss)	-	-	-	-	(10)	-	(10)
Balance as of March 31, 2013	$712,082	$1,659	$2,169,472	$(1,164,790)	$166	$(53,662)	$1,664,927

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in McMoRan’s Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.  All such adjustments are, in the opinion of management, of a normal recurring nature.

New Accounting Standard
In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) that clarified the reclassification requirements from accumulated other comprehensive income to net income. This ASU requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount is reclassified in its entirety to net income in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to the related note on the face of the financial statements for additional information. McMoRan adopted this guidance effective January 1, 2013, which did not have a material impact on its financial statements.

2.  DEFINITIVE MERGER AGREEMENT
On December 5, 2012, McMoRan announced entry into a definitive agreement (the merger agreement) under which Freeport-McMoRan Copper & Gold Inc. (FCX) will acquire McMoRan for approximately $3.4 billion in cash, or $2.1 billion net of the aggregate 36 percent ownership interest in McMoRan currently held by FCX and Plains Exploration & Production Company (PXP) (the FCX/MMR merger). The related per-share consideration consists of $14.75 in cash and 1.15 units in the Gulf Coast Ultra Deep Royalty Trust, a newly formed royalty trust, which will hold a five percent overriding royalty interest in future production from McMoRan’s existing shallow water ultra-deep prospects. Completion of the FCX/MMR merger is subject to stockholder approval.  On May 3, 2013, McMoRan announced it will hold a special meeting of its stockholders on June 3, 2013, to vote on the proposed FCX/MMR merger. The FCX/MMR merger is expected to close in the second quarter of 2013, subject to satisfaction of all conditions to closing.

Also on December 5, 2012, FCX announced a definitive merger agreement under which FCX will acquire PXP for per-share consideration equivalent to 0.6531 shares of FCX common stock and $25 in cash (approximately $3.4 billion in cash and 91 million shares of FCX common stock) (the FCX/PXP merger). The FCX/PXP merger is subject to the approval of PXP’s stockholders.  On April 18, 2013, PXP announced that it will hold a speical meeting of its stockholders on May 20, 2013, to vote on the proposed FCX/PXP merger.  The FCX/PXP merger is also expected to close in the second quarter of 2013, subject to satisfaction of all conditions to closing. PXP owns 51 million shares of McMoRan common stock, which PXP acquired in December 2010 as part of an asset acquisition transaction with McMoRan.

Substantial capital expenditures have been and will continue to be required in McMoRan’s exploration and development activities, especially for the development and exploitation of its significant ultra-deep exploration and development projects. McMoRan’s capital expenditures have been financed in part with internally generated cash from operations, the continued availability of which is dependent on a number of variables including production from McMoRan’s existing proved reserves, sales prices for natural gas and oil, and McMoRan’s ability to acquire, locate and produce new reserves.  McMoRan has also financed its capital expenditures with proceeds from debt and equity financings and participation by partners in exploration and development projects.  McMoRan’s ongoing exploration and development activities require substantial financial resources, which McMoRan believes can be met following completion of the FCX/MMR merger. Should the FCX/MMR merger not occur, McMoRan expects to continue to financially support its near-term operating requirements and a limited capital expenditure budget with cash on hand, internally generated cash from operations and if required, potential asset sales, joint venture transactions or other financings. On a longer-term basis additional capital would be required to continue McMoRan’s aggressive drilling and development program, the funding for which would require additional asset sales, debt, equity, partnering or other financing arrangements.

3.  DIVESTITURES OF OIL AND GAS PROPERTIES
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

On January 28, 2013, McMoRan completed the sale of certain properties in the Breton Sound area to Century Exploration New Orleans, LLC (Century). Consideration consisted of the assumption of related abandonment obligations by Century of approximately $4.6 million and payment by McMoRan to Century of $0.6 million in cash (the Century Sale). The properties involved in the Century Sale represented approximately two percent of McMoRan’s total average daily production for the fourth quarter of 2012 and less than one percent of its total estimated reserves at December 31, 2012.  Independent reserve engineers’ estimates of proved reserves for the properties involved in the Century Sale at December 31, 2012 totaled approximately 16,600 barrels of oil and natural gas liquids and 0.4 billion cubic feet of natural gas (0.5 billion cubic feet of natural gas equivalents). As of December 31, 2012 the estimated present value of future net cash flows discounted at 10 percent (PV-10) was negative. The Century Sale was effective October 1, 2012.

McMoRan recorded gains totaling approximately $76.8 million in the first quarter of 2013 in connection with sales of oil and gas properties. McMoRan may consider additional sales of noncore assets during 2013.

4.  DEBT
McMoRan’s short-term and long-term debt is summarized below (in thousands).

	March 31,	December 31,
	2013	2012
11.875% senior notes	$300,000	$300,000
5¼% convertible senior notes	67,832	67,832
4% convertible senior notes, net of discount of $10,003 and $10,530, respectively	189,997	189,470
Senior secured revolving credit facility	-	-
Total debt	557,829	557,302
Less current maturities	(67,832)	(67,832)
Long-term debt	$489,997	$489,470

Senior Secured Revolving Credit Facility
McMoRan has a variable rate senior secured revolving credit facility (credit facility) that is secured by substantially all of MOXY’s oil and gas properties and matures on June 30, 2016, provided that the credit facility will mature on August 16, 2014 if McMoRan’s 11.875% senior notes are not redeemed or refinanced with senior notes with a term extending at least through 2016 by August 16, 2014.  The credit facility’s borrowing capacity is $150 million. There were no borrowings outstanding under the credit facility as of March 31, 2013. As of December 31, 2012 a $100 million letter of credit (LOC) in favor of a third party beneficiary for reclamation surety was outstanding against the credit facility. In January 2013, McMoRan reached an agreement with the beneficiary to suspend the LOC requirement through June 30, 2013.

Availability under the credit facility is subject to a borrowing base which is subject to redetermination by its lenders semi-annually each April and October. In the fourth quarter of 2012, in connection with the semi-annual redetermination of McMoRan’s borrowing base, McMoRan’s lenders affirmed the $150 million borrowing base subject to a continuing priority lien on $35 million of cash deposited in a separate deposit account until the next redetermination (in the second quarter of 2013). In February 2013, after giving effect to McMoRan’s sales of oil and gas properties in January 2013 (Note 3), the amount of cash subject to priority lien was increased to $60 million. Use of the cash is unrestricted; however, to the extent McMoRan uses any portion of the cash prior to completion of the next redetermination, the borrowing base would be reduced on a dollar for dollar basis.

The credit facility includes covenants and other restrictions customary for oil and gas borrowing base credit facilities.  McMoRan is currently in compliance with these covenants.

Fair Value of Debt
The fair value of McMoRan’s 5¼% convertible notes (5¼% notes), 11.875% senior notes due November 2014 (11.875% senior notes) and 4% convertible senior notes due December 2017 (4% notes) is determined at the end of each reporting period using level 2 inputs based upon prices for exchanges of such instruments in other recent transactions by other market participants.  The following table reflects the estimated fair value of these obligations as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
5¼% notes	$69,874	$68,999
11.875% senior notes	316,500	320,250
4% notes	230,140	224,686

Interest Expense, Net
Interest expense, which includes the amortization of deferred financing costs and credit facility fees, is reflected net of amounts capitalized to McMoRan’s in-progress drilling projects. Interest capitalized by McMoRan totaled $13.2 million and $14.3 million in the three months ended March 31, 2013 and 2012, respectively.

5.  EARNINGS PER SHARE
Basic net earnings (loss) per share of common stock has been calculated by dividing McMoRan’s net income (loss) applicable to continuing operations, net income (loss) from discontinued operations and net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the periods presented.  Diluted earnings (loss) per share reflects the dilutive effect of shares of common stock that would have been outstanding had those shares of common stock been issued during the periods presented in which McMoRan recognizes income from continuing operations. For purposes of the earnings per share computations, the net income (loss) applicable to continuing operations is net of preferred stock dividends.

A reconciliation of net income and weighted average shares of common stock outstanding for purposes of calculating diluted income per share for the three months ended March 31, 2013 follows (in thousands):

First Quarter
2013
Net income	$62,953
Preferred dividends	(10,304)
Net income applicable to common stock	52,649
Add income impact of assumed conversion of:
5.75% preferred stock	10,062
8% preferred stock	242
Diluted income applicable to common stock	$62,953

Weighted-average shares of common stock outstanding	162,731
Add stock issuable upon conversion or exercise of:
5.75% preferred stock	43,750
8% preferred stock	1,766
5¼% notes	4,092
4% notes	12,500
Dilutive stock options	693
Weighted average shares of common stock outstanding for purposes of diluted income per share	225,532

Diluted income per share	$0.28

McMoRan had a net loss from continuing operations (as defined above) in the first quarter of 2012. Accordingly, the incremental shares of common stock that would have been issued upon exercise of stock options, as well as conversion of McMoRan’s 5.75% convertible perpetual preferred stock (5.75% preferred stock), 8% convertible perpetual preferred stock (8% preferred stock), 4% notes and 5¼% notes have been excluded from the diluted net loss per share calculation for the first quarter of 2012.  These shares of common stock were excluded because their issuance is considered to be anti-dilutive, meaning their inclusion would have reduced the reported amount of net loss per share from continuing operations for the three month period ended March 31, 2012. The excluded common share amounts are summarized below (in thousands):

First Quarter
2012

Stock options a	1,223
Shares issuable upon assumed conversion of:
5.75% preferred stock b	43,750
8% preferred stock b	2,046
5¼% notes c	4,113
4% notes c	12,500

a.
McMoRan uses the treasury stock method to determine total shares related to in-the-money stock options for purposes of its diluted earnings per share calculation.  The amounts represent stock options with an exercise price less than the average market price of McMoRan’s common stock for the period presented.

b.
Amount represents total equivalent shares of common stock assuming conversion of the respective convertible preferred stock instruments. Preferred dividends of McMoRan’s 5.75% preferred stock and 8% preferred stock were $10.3 million for the quarter ended March 31, 2012.  See Note 9 of the 2012 Form 10-K for additional information regarding McMoRan’s 5.75% and 8% preferred stock.

c.
There was no net interest expense on the 5¼% notes or the 4% notes during the quarter ended March 31, 2012 (all interest amounts were capitalized to McMoRan’s in-progress drilling projects). Additional information regarding McMoRan’s 4% notes and 5¼% notes is disclosed in Note 7 of the 2012 Form 10-K.

Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of McMoRan’s common stock during the periods presented follow:

	First Quarter
	2013	2012
Outstanding options (in thousands)	5,312	8,580
Average exercise price per share	$17.78	$16.87

6.  STOCK-BASED COMPENSATION
Compensation cost charged to expense for stock-based awards follows (in thousands):

	First Quarter
	2013	2012
Stock options awarded to employees (including directors)	$3,211	$7,927
Stock options awarded to non-employees	429	453
Restricted stock units	97	124
Total stock-based compensation cost	$3,737	$8,504

A summary of the classification of stock-based compensation by financial statement line item for the three-month periods ended March 31, 2013 and 2012 follows (in thousands):

	First Quarter
	2013	2012
General and administrative expenses	$2,787	$4,229
Exploration expenses	944	4,239
Main Pass Energy HubTM costs	6	36
Total stock-based compensation cost	$3,737	$8,504

On January 28, 2013, McMoRan’s Board of Directors granted 928,000 stock options to its employees at an exercise price of $15.91 per share (the 2013 stock options). The weighted average per share fair value of the 2013 stock options was $10.42, and the 2013 stock options become exercisable in 25 percent annual increments beginning one year from the date of grant, expiring ten years after the grant date. McMoRan recorded $ 1.0 million in compensation costs related to the 2013 stock options granted to retiree-eligible employees which, under the terms of McMoRan’s employee stock option plans, results in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant. On February 6, 2012, McMoRan’s Board of Directors granted 1,953,500 stock options to its employees at an exercise price of $13.00 per share, including immediately exercisable options for an aggregate of 445,000 shares, which were issued to McMoRan’s Co-Chairmen and Treasurer in lieu of cash compensation in 2012 (collectively, the 2012 stock options). The weighted average per share fair value of the 2012 stock options was $8.80.  McMoRan recorded $ 5.9 million in charges related to immediately vested 2012 stock options in the first quarter of 2012. There were no immediately vested 2013 stock options granted in the first quarter of 2013, and no stock options were granted to McMoRan’s Co-Chairmen or Treasurer.

As of March 31, 2013, total compensation cost related to nonvested approved stock option awards not yet recognized in earnings was approximately $21.7 million, which is expected to be recognized over a weighted average period of approximately two years.

Under the terms of McMoRan’s stock incentive plans, unvested stock options, excluding the 2013 stock options, become fully vested and exercisable upon a change of control with respect to McMoRan’s ownership. However, specifically with respect to the FCX/MMR merger, McMoRan’s executive officers have waived their rights to the accelerated vesting provisions of the McMoRan stock options they currently hold (Note 2).

For additional information regarding McMoRan’s accounting for stock-based awards, see Notes 1 and 12 of the 2012 Form 10-K.

7.  INCOME TAXES
As of March 31, 2013 and December 31, 2012, McMoRan had approximately $472.0 million and $494.7 million, respectively, of unrecognized tax benefits relating to its reported net losses and other temporary differences from operations.  McMoRan recorded a full valuation allowance against these deferred tax assets (see Note 13 of the 2012 Form 10-K).  If future circumstances permit the allowance to be reversed, McMoRan’s effective tax rate would be positively affected in future periods to the extent these deferred tax assets are recognized.

Interest or penalties associated with income taxes are recorded as components of the provision for income taxes, although no such amounts have been recognized in the accompanying financial statements.  Currently, McMoRan’s major taxing jurisdictions are the United States (federal) and Louisiana.  Tax periods open to audit primarily include federal and Louisiana income tax returns subsequent to 2008.  Net operating loss amounts prior to this time are also subject to audit.

8. OIL AND GAS ACTIVITIES
Exploration and Operations.
McMoRan has incurred drilling costs for in-progress and/or unproven exploratory wells totaling approximately $1.2 billion at March 31, 2013. In addition, McMoRan’s allocated costs under purchase accounting for the working interests acquired in properties associated with McMoRan’s current in-progress and unproven wells totaled $693.5 million at March 31, 2013.

As of March 31, 2013, McMoRan had six wells (the Davy Jones initial discovery well (Davy Jones No. 1), the Davy Jones offset appraisal well – (Davy Jones No. 2), Blackbeard West No. 1, Hurricane Deep, Blackbeard East and Lafitte) with costs that have been capitalized for a period in excess of one year following the completion of initial exploratory drilling operations.

In 2010, the Davy Jones No. 1 well logged 200 net feet of pay in multiple Wilcox sands, which were all full to base. Davy Jones No. 2, which is located two and a half miles southwest of Davy Jones No. 1, confirmed 120 net feet of pay in multiple Wilcox sands and also encountered 192 net feet of potential hydrocarbons in the Tuscaloosa and Lower Cretaceous carbonate sections. McMoRan is the operator and holds a 63.4 percent working interest and a 50.2 percent net revenue interest in each of Davy Jones No. 1 and Davy Jones No. 2 (collectively, the Davy Jones complex).

Davy Jones No. 1 completion activities were initiated in the fourth quarter of 2011 and initial flow testing procedures were attempted in March 2012, however McMoRan encountered mechanical issues with the well’s originally designed perforating equipment. Subsequent activities to flow test the well were conducted in 2012, and additional procedures to achieve a measurable flow rate are required.  Future plans will incorporate data gained to date at the Davy Jones complex as well as core and log data from the in-progress well at Lineham Creek, located onshore approximately 50 miles northwest of the Davy Jones complex. The rig was moved off location in February 2013 while a large-scale hydraulic fracture treatment is designed to penetrate the Wilcox reservoirs to facilitate hydrocarbon movement into the wellbore. McMoRan’s investment in well drilling, completion and other costs specifically attributable to Davy Jones No. 1 approximated $339.4 million as of March 31, 2013.

Long-lead equipment required for completing and testing Davy Jones No. 2 is expected to be available in the third quarter of 2013. The Davy Jones complex is located on a 20,000 acre structure that has multiple additional drilling opportunities.

McMoRan expects to commence operations at the Davy Jones complex prior to July 24, 2013 or request approval of a lease expiration extension by the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior (BSEE).

McMoRan’s total investment in the Davy Jones complex, which includes $474.8 million in allocated property acquisition costs, totaled approximately $1.0 billion at March 31, 2013.

The Blackbeard West No. 1 ultra-deep exploration well on South Timbalier Block 168 was drilled to a total depth of 32,997 feet in October 2008 and logs below 30,067 feet indicated potential hydrocarbon bearing zones measuring 220 net feet requiring further evaluation. The well has been temporarily abandoned while McMoRan evaluates whether to drill deeper or complete the well to test the existing zones. McMoRan’s lease rights to the Blackbeard West Unit (including Blackbeard West No. 1) are currently held by activities associated with Blackbeard West No. 2 (discussed below) while McMoRan’s evaluation of Blackbeard West No. 1 continues. McMoRan holds a 69.4 percent working interest and a 56.5 percent net revenue interest in Blackbeard West No. 1. McMoRan’s investment in the Blackbeard West No. 1 drilling costs approximated $31.1 million at March 31, 2013.

The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal Block 188 was drilled to a total depth of 25,584 feet in January 2013. Through logs and core data, McMoRan has identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,800 and 24,000 feet. Completion plans are under development for submission to BSEE in connection with the overall Blackbeard West Unit plan. McMoRan holds a 69.4 percent working interest and a 53.1 percent net revenue interest in Ship Shoal Block 188. McMoRan’s investment in Blackbeard West No. 2 totaled $92.9 million at March 31, 2013. In addition, McMoRan has approximately $27.6 million of allocated property acquisition costs for the Blackbeard West unit.

The Hurricane Deep well, on South Marsh Island Block 217, was drilled to a total depth of 21,378 feet in July 2011.  Log results indicated the presence of Operc and Gyro sands that McMoRan determined could be pursued in an updip location.  The well was temporarily abandoned to preserve the wellbore while McMoRan evaluates opportunities to sidetrack or deepen the well. McMoRan’s total investment in Hurricane Deep, which includes $24.8 million in allocated property acquisition costs, totaled $55.5 million at March 31, 2013.

The Blackbeard East ultra-deep well (South Timbalier Block 144 #1 BP1 well), is located in 80 feet of water, and was drilled to a total depth of 33,318 feet in January 2012.  Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper Miocene, Middle Miocene, Frio, Vicksburg, and Sparta carbonate.  McMoRan’s lease rights to South Timbalier Block 144 were scheduled to expire on August 17, 2012. Prior to the expiration, McMoRan submitted an application for Suspension of Production (SOP) to the BSEE to allow McMoRan to continue to hold its rights to the lease. In addition, McMoRan subsequently submitted to BSEE an Application for Permit Modification (APM) related to its development plans for Blackbeard East to test and complete the Middle Miocene sands in the South Timbalier 144 #1 BP1 well. In April 2013 BSEE approved McMoRan’s APM for completion of the Blackbeard East well. McMoRan continues to pursue approval of a unit to facilitate development of the Blackbeard East prospect.  The unit would consist of South Timbalier Blocks 144, 145, 164 and 165. McMoRan continues to hold its rights to the South Timbalier 144 lease while the SOP application is under administrative consideration by BSEE. McMoRan’s ability to continue to preserve its interest in the South Timbalier 144 lease will require final approval of the SOP from BSEE, and McMoRan’s ability to continue to preserve the entirety of the Blackbeard East prospect will require final approval by BSEE of the SOP and the unit.

McMoRan holds a 72.0 percent working interest and a 57.4 percent net revenue interest in Blackbeard East.  McMoRan’s total investment in Blackbeard East, which includes $130.5 million in allocated property acquisition costs, totaled $311.4 million at March 31, 2013.

The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Upper Eocene, and Sparta carbonate. McMoRan’s lease rights to Eugene Island Block 223 were scheduled to expire on October 8, 2012. Prior to the lease expiration, McMoRan submitted its initial development plans to complete and test the Jackson/Yegua sands in the upper Eocene of Lafitte to BSEE. McMoRan continues to hold its rights to this lease while its development plans are under administrative consideration by BSEE.

McMoRan holds a 72.0 percent working interest and a 58.3 percent net revenue interest in Lafitte.  McMoRan’s total investment in Lafitte, which includes $35.8 million in allocated property acquisition costs, totaled $198.3 million at March 31, 2013.

If current or future activities are not successful in generating production that will allow McMoRan to recover all or a portion of its investment in any of its in-progress and/or unproven wells, McMoRan may be required to write down its investment in such properties.  See Note 1 of the 2012 Form 10-K for additional information regarding the periodic assessment of potential impairments to McMoRan’s properties.

As also discussed in Note 1 of the 2012 Form 10-K, when events and circumstances indicate that proved oil and gas property carrying amounts may not be recoverable from estimated future undiscounted cash flows, a reduction of the carrying amount to estimated fair value is required. McMoRan estimates the fair value of its properties using estimated future cash flows based on proved and risk-adjusted probable oil and natural gas reserves as estimated by independent reserve engineers. Future cash flows are determined using published period-end forward market prices adjusted for property-specific price basis differentials, net of estimated future production and development costs and excluding estimated asset retirement and abandonment expenditures.  If the undiscounted cash flows indicate that a property is impaired, McMoRan discounts the future cash flows using a discount factor that considers market participants’ expected rates of return for similar type assets if acquired under current market conditions.

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

McMoRan’s first quarter 2013 results include impairment charges totaling $19.1 million relating to well performance reserve revisions. In the comparable prior year period McMoRan recorded impairment charges totaling $7.1 million for certain properties, reflecting the impact of higher than anticipated recompletion costs, a decline in estimated future market prices for natural gas, well performance issues, and other economic factors. McMoRan considers the fair value measurements used in its impairment evaluations to be derived from Level 3 inputs.

Additional impairment charges may be recorded in future periods if prices weaken, or if other unforeseen operational or other issues occur that negatively impact McMoRan’s ability to fully recover its current investments in oil and gas properties.

For more information regarding the risks associated with the declines in the future market prices of oil and natural gas and the other factors that could impact current reserve estimates, see Part I, Item 1A. “Risk Factors” included in the 2012 Form 10-K.

Insurance Claims.
Approximately $1.2 million of insurance proceeds related to a property damage claim was recorded in the first quarter of 2012.

Accrued Reclamation Obligations.
For more information regarding McMoRan’s accounting policies for asset retirement obligations see Notes 1 and 15 of the 2012 Form 10-K. A summary of changes in McMoRan’s consolidated asset retirement obligations (including both current and long-term obligations) since December 31, 2012 follows (in thousands):

	Oil and
	Natural Gas	Sulphur
Asset retirement obligations at January 1, 2013	$245,580	$17,435
Liabilities settled	(265)	(9)
Scheduled accretion and other expense	1,849	270
Assumed by others (properties sold)	(6,278)	-
Other, net	54	-
Asset retirement obligations at March 31, 2013	$240,940	$17,696

9. OTHER MATTERS
Legal Proceedings.
McMoRan may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business.  Management believes that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on McMoRan’s financial condition or results of operations.

Between December 11, 2012 and December 26, 2012, ten putative class actions challenging the FCX/MMR merger were filed on behalf of all of McMoRan’s stockholders by purported McMoRan stockholders.  Nine were filed in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”).  On January 9, 2013, one of the actions was voluntarily dismissed by the plaintiff. On January 25, 2013, the Delaware Court of Chancery consolidated the remaining eight actions into a single action, In re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN. One action was also filed on December 19, 2012 in the Civil District Court for the Parish of Orleans of the State of Louisiana: Langley v. Moffett et al., No. 2012-11904. The actions name some or all of the following as defendants: McMoRan and its directors, FCX, the Gulf Coast Ultra Deep Royalty Trust, INAVN Corp., a wholly-owned subsidiary of FCX (the “merger sub”), another subsidiary of FCX, and PXP. The lawsuits allege, among other things, that members of its board of directors breached their fiduciary duties to McMoRan’s stockholders because they, among other things, pursued their own interests at the expense of stockholders, failed to maximize stockholder value with respect to the FCX/MMR merger, and failed to disclose material facts regarding the FCX/MMR merger, and that FCX, the merger sub and PXP aided and abetted that breach of fiduciary duties. The consolidated Delaware action also asserts breach of contract claims against FCX and PXP derivatively on behalf of McMoRan. These lawsuits seek, among other things, an injunction barring or rescinding the FCX/MMR merger, damages, and attorney’s fees and costs.

In addition, between December 14, 2012 and March 5, 2013, fourteen derivative actions challenging the FCX/MMR merger and/or the FCX/PXP merger were filed on behalf of FCX by purported FCX stockholders.  Eleven were filed in the Delaware Court of Chancery and three were filed in the Superior Court of the State of Arizona, County of Maricopa (the “Arizona Superior Court”).  On January 25, 2013, the Delaware Court of Chancery consolidated ten of the Delaware actions into a single action, In re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN. An eleventh Delaware action, Stephen Blau MD Money Purchase Pension Plan Trust v. Moffett et al., No. 8384-VCN, filed March 5, 2013 has not yet been consolidated.  By orders dated January 17, 2013 and February 8, 2013, the Arizona Superior Court consolidated  the Arizona actions into In re Freeport-McMoRan Derivative Litigation, No. CV2012-018351. The parties to the consolidated Delaware action have agreed to allow the Arizona plaintiffs to intervene in the consolidated Delaware action, and the Arizona plaintiffs have agreed to seek a permanent stay of the Arizona action. The actions name some or all of the following as defendants: the directors and certain officers of FCX, two FCX subsidiaries, McMoRan and certain of its directors and officers, and PXP and certain of PXP’s directors. These lawsuits allege, among other things, that the FCX directors breached their fiduciary duties to FCX stockholders because they, among other things, pursued their own interests at the expense of stockholders in approving the FCX/MMR merger and the FCX/PXP merger.  These lawsuits further allege that the other defendants aided and abetted that breach of fiduciary duties. These lawsuits seek, among other things, an injunction barring or rescinding both the FCX/MMR merger and the FCX/PXP merger and requiring submission of both the FCX/MMR merger and the FCX/PXP merger to a vote of FCX stockholders, damages, and attorneys’ fees and costs.

The MMR plaintiffs have filed a motion for preliminary injunction. The FCX plaintiffs have told the court that they do not intend to file a motion for preliminary injunction.  McMoRan believes the lawsuits are without merit and intends to defend vigorously against them.

Subsequent Events Evaluation.
McMoRan evaluated subsequent events for purposes of its March 31, 2013 financial reporting through the date of filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission.

10.  GUARANTOR FINANCIAL STATEMENTS
MOXY is an unconditional guarantor of McMoRan’s 11.875% senior notes.  See Notes 7 and 18 of the 2012 Form 10-K for additional information regarding these senior notes and MOXY’s guarantee.

               The following consolidating financial information includes information regarding McMoRan, as parent, MOXY and its subsidiaries, as guarantors, and Freeport Energy, as the non-guarantor subsidiary.  Included are the condensed consolidating balance sheets at March 31, 2013 and December 31, 2012 and the related condensed consolidating statements of operations and cash flow for the three months ended March 31, 2013 and 2012, which should be read in conjunction with the Notes to these condensed consolidated financial statements:

 CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2013
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$406	$101,198	$2,070	$-	$103,674
Accounts receivable	-	57,061	89	-	57,150
Inventories	-	27,069	-	-	27,069
Prepaid expenses	517	9,612	-	-	10,129
Current assets from discontinued
operations	-	-	737	-	737
Total current assets	923	194,940	2,896	-	198,759
Property, plant and equipment, net	-	2,424,325	31	-	2,424,356
Investment in subsidiaries	1,607,709	-	-	(1,607,709)	-
Amounts due from affiliates	639,825	-	-	(639,825)	-
Restricted cash and other
assets	2,952	64,536	-	-	67,488
Long-term assets from discontinued operations	-	-	439	-	439
Total assets	$2,251,409	$2,683,801	$3,366	$(2,247,534)	$2,691,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$412	$88,349	$39	$-	$88,800
Accrued liabilities	2,837	75,363	-	(4)	78,196
Current portion of debt	67,832	-	-	-	67,832
Current portion of oil and gas
accrued reclamation costs	-	45,925	-	-	45,925
Other current liabilities	21,476	285	-	-	21,761
Current liabilities from discontinued
operations	-	-	1,644	4	1,648
Total current liabilities	92,557	209,922	1,683	-	304,162
Long-term debt	489,997	-	-	-	489,997
Amounts due to affiliates	-	634,994	4,831	(639,825)	-
Accrued oil and gas reclamation costs	-	195,015	-	-	195,015
Other long-term liabilities	3,928	9,673	1,616	-	15,217
Long-term liabilities from discontinued
operations	-	-	21,724	-	21,724
Total liabilities	586,482	1,049,604	29,854	(639,825)	1,026,115
Stockholders’ equity (deficit)	1,664,927	1,634,197	(26,488)	(1,607,709)	1,664,927
Total liabilities and stockholders’
equity (deficit)	$2,251,409	$2,683,801	$3,366	$(2,247,534)	$2,691,042

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$94	$113,803	$970	$-	$114,867
Accounts receivable	2,546	49,881	121	-	52,548
Inventories	-	28,532	-	-	28,532
Prepaid expenses	703	14,483	-	-	15,186
Current assets from discontinued
operations	-	-	2,013	-	2,013
Total current assets	3,343	206,699	3,104	-	213,146
Property, plant and equipment, net	-	2,394,491	31	-	2,394,522
Investment in subsidiaries	1,535,803	-	-	(1,535,803)	-
Amounts due from affiliates	638,964	-	-	(638,964)	-
Restricted cash and other
assets	3,309	65,706	-	-	69,015
Long-term assets from discontinued operations	-	-	439	-	439
Total assets	$2,181,419	$2,666,896	$3,574	$(2,174,767)	$2,677,122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$604	$83,244	$89	$-	$83,937
Accrued liabilities	2,179	129,516	1	(48)	131,648
Current portion of debt	67,832	-	-	-	67,832
Current portion of oil and gas
accrued reclamation costs	-	57,336	-	-	57,336
Other current liabilities	13,679	754	-	-	14,433
Current liabilities from discontinued
operations	-	-	2,280	48	2,328
Total current liabilities	84,294	270,850	2,370	-	357,514
Long-term debt	489,470	-	-	-	489,470
Amounts due to affiliates	-	634,161	4,803	(638,964)	-
Accrued oil and gas reclamation costs	-	188,245	-	-	188,245
Other long-term liabilities	4,444	11,144	1,616	-	17,204
Long-term liabilities from discontinued
operations	-	-	21,478	-	21,478
Total liabilities	578,208	1,104,400	30,267	(638,964)	1,073,911
Stockholders’ equity (deficit)	1,603,211	1,562,496	(26,693)	(1,535,803)	1,603,211
Total liabilities and stockholders’
equity (deficit)	$2,181,419	$2,666,896	$3,574	$(2,174,767)	$2,677,122

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2013
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan
	(In Thousands)
Revenues:
Oil and natural gas	$-	$78,536	$-	$-	$78,536
Service	-	2,910	15	(15)	2,910
Total revenues	-	81,446	15	(15)	81,446
Costs and expenses:
Production and delivery costs	-	32,659	-	(15)	32,644
Depletion, depreciation and amortization
expense	-	36,402	-	-	36,402
Exploration expenses	-	10,092	-	-	10,092
General and administrative expenses	4,143	11,135	-	-	15,278
Main Pass Energy Hub™ costs	-	-	114	-	114
Gain on sale of oil and gas properties	-	(76,824)	-	-	(76,824)
Total costs and expenses	4,143	13,464	114	(15)	17,706
Operating income	(4,143)	67,982	(99)	-	63,740
Interest expense, net	-	-	-	-	-
Equity in income (losses) of consolidated
subsidiaries	67,102	-	-	(67,102)	-
Other income (expense), net	(6)	22	-	-	16
Income (loss) from continuing operations
before income taxes	62,953	68,004	(99)	(67,102)	63,756
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	62,953	68,004	(99)	(67,102)	63,756
Income (loss) from discontinued operations	-	-	(803)	-	(803)
Net income (loss)	62,953	68,004	(902)	(67,102)	62,953
Preferred dividends	(10,304)	-	-	-	(10,304)
Net income (loss) applicable to common stock	$52,649	$68,004	$(902)	$(67,102)	$52,649

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2012
(In Thousands)

			Freeport		Consolidated
	Parent	MOXY	Energy	Eliminations	McMoRan

Revenues:
Oil and natural gas	$-	$107,084	$-	$-	$107,084
Service	-	3,563	6	(6)	3,563
Total revenues	-	110,647	6	(6)	110,647
Costs and expenses:
Production and delivery costs	-	38,668	-	(6)	38,662
Depletion, depreciation and amortization
expense	-	41,829	-	-	41,829
Exploration expenses	-	8,019	-	-	8,019
General and administrative expenses	2,193	12,740	-	-	14,933
Main Pass Energy HubTM costs	-	-	66	-	66
Insurance recoveries	-	(1,229)	-	-	(1,229)
Total costs and expenses	2,193	100,027	66	(6)	102,280
Operating income (loss)	(2,193)	10,620	(60)	-	8,367
Interest expense, net	-	-	-	-	-
Equity in income (losses) of consolidated
subsidiaries	7,691	-	-	(7,691)	-
Other income (expense), net	(6)	234	-	-	228
Income (loss) from continuing operations
before income taxes	5,492	10,854	(60)	(7,691)	8,595
Income tax expense	-	-	-	-	-
Income (loss) from continuing operations	5,492	10,854	(60)	(7,691)	8,595
Loss from discontinued operations	-	-	(3,103)	-	(3,103)
Net income (loss)	5,492	10,854	(3,163)	(7,691)	5,492
Preferred dividends	(10,342)	-	-	-	(10,342)
Net income (loss) applicable to common stock	$(4,850)	$10,854	$(3,163)	$(7,691)	$(4,850)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2013
(In Thousands)

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan
	(In Thousands)

Cash flow from operating activities:
Net cash provided by (used in) continuing
operations	$5,953	$22,944	$(106)	$28,791
Net cash used in discontinued operations	-	-	79	79
Net cash provided by (used in) operating
activities	5,953	22,944	(27)	28,870

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(114,522)	-	(114,522)
Proceeds from sale of oil and gas properties	-	79,023	-	79,023
Net cash used in investing activities	-	(35,499)	-	(35,499)

Cash flow from financing activities:
Dividends paid and conversion inducement
payments on convertible preferred stock	(10,304)	-	-	(10,304)
Proceeds from exercise of stock options	5,740	-	-	5,740
Investment from parent	(1,100)	-	1,100	-
Amounts payable to consolidated affiliate	23	(51)	28	-
Net cash (used in) provided by financing
activities	(5,641)	(51)	1,128	(4,564)

Net increase (decrease) in cash and cash
equivalents	312	(12,606)	1,101	(11,193)
Cash and cash equivalents at beginning
of year	94	113,804	969	114,867
Cash and cash equivalents at end of period	$406	$101,198	$2,070	$103,674

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2012
(In Thousands)

			Freeport	Consolidated
	Parent	MOXY	Energy	McMoRan

Cash flow from operating activities:
Net cash provided by (used in)
continuing operations	$10,144	$30,037	$(29)	$40,152
Net cash used in discontinued operations	-	-	(3,099)	(3,099)
Net cash provided by (used in)
operating activities	10,144	30,037	(3,128)	37,053

Cash flow from investing activities:
Exploration, development and other
capital expenditures	-	(163,364)	-	(163,364)
Net cash used in investing activities	-	(163,364)	-	(163,364)

Cash flow from financing activities:
Dividends paid	(10,342)	-	-	(10,342)
Proceeds from exercise of stock options	(375)	-	-	(375)
Investment from parent	(3,000)	-	3,000	-
Amounts payable to consolidated affiliates	(12,674)	12,565	109	-
Net cash provided by (used in)
financing activities	(26,391)	12,565	3,109	(10,717)

Net decrease in cash and cash
equivalents	(16,247)	(120,762)	(19)	(137,028)
Cash and cash equivalents at beginning
of year	16,341	552,365	57	568,763
Cash and cash equivalents at end of
period	$94	$431,603	$38	$431,735

11. RATIO OF EARNINGS TO FIXED CHARGES
McMoRan recognized income from continuing operations totaling $63.8 million for the first quarter of 2013 resulting in a ratio of earnings to fixed charges of 4.8 for that period. McMoRan recognized income from continuing operations totaling $8.6 million for the first quarter of 2012, which was inadequate to cover its fixed charges of $14.4 million for that period. For this calculation, earnings consist of income (loss) from continuing operations and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of McMoRan Exploration Co.:

We have reviewed the condensed consolidated balance sheet of McMoRan Exploration Co. (a Delaware corporation) as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), and cash flow for the three-month periods ended March 31, 2013 and 2012, and the condensed consolidated statement of equity for the three month period ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of McMoRan Exploration Co. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flow and changes in stockholders’ equity for the year then ended (not presented herein), and in our report dated February 22, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana
May 6, 2013

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to McMoRan Exploration Co. and its wholly owned consolidated subsidiaries, McMoRan Oil & Gas LLC (MOXY) and Freeport-McMoRan Energy LLC (Freeport Energy).  You should read the following discussions in conjunction with our consolidated financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of “Business and Properties” in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the Securities and Exchange Commission (SEC).  The results of operations reported and summarized below are not necessarily indicative of future operating results. Unless otherwise specified, all references to Notes refers to Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.  Also see the 2012 Form 10-K for a glossary of definitions for some of the oil and gas industry terms we use in this Form 10-Q.

We engage in the exploration, development and production of oil and natural gas in the shallow waters (less than 500 feet of water) of the Gulf of Mexico (GOM) and onshore in the Gulf Coast area of the United States.  Our exploration strategy is focused on targeting large structures on the “deep gas play,” and on the “ultra-deep play.”  Deep gas prospects target large deposits at depths typically between 15,000 and 25,000 feet.  Ultra-deep prospects target objectives at depths typically below 25,000 feet. We have one of the largest acreage positions in the shallow waters of the Gulf of Mexico and Gulf Coast areas, which are our regions of focus. We have rights to approximately 797,000 gross acres, including approximately 388,000 gross acres associated with the ultra-deep gas play below the salt weld.  Our focused strategy enables us to make efficient use of our geological, engineering and operational expertise in these areas where we have more than 40 years of operating experience. We also believe that the scale of our operations in the Gulf of Mexico allows us to realize certain operating synergies and provides a strong platform from which to pursue our business strategy. Our oil and gas operations are conducted through MOXY, our principal operating subsidiary.

On December 5, 2012, we announced entry into a definitive agreement (the merger agreement) under which Freeport-McMoRan Copper & Gold Inc. (FCX) will acquire us for approximately $3.4 billion in cash, or $2.1 billion net of the aggregate 36 percent ownership interest in McMoRan currently held by FCX and Plains Exploration & Production Company (PXP) (the FCX/MMR merger). The related per-share consideration consists of $14.75 in cash and 1.15 units in the Gulf Coast Ultra Deep Royalty Trust, a newly formed royalty trust, which will hold a five percent overriding royalty interest in future production from our existing shallow water ultra-deep prospects. Completion of the FCX/MMR merger is subject to stockholder approval.  On May 3, 2013, we announced we will hold a special meeting of our stockholders on June 3, 2013, to vote on the proposed FCX/MMR merger. The FCX/MMR merger is expected to close in the second quarter of 2013, subject to satisfaction of all conditions to closing.

Also on December 5, 2012, FCX announced a definitive merger agreement under which FCX will acquire PXP for per-share consideration equivalent to 0.6531 shares of FCX common stock and $25 in cash (approximately $3.4 billion in cash and 91 million shares of FCX common stock) (the FCX/PXP merger). The FCX/PXP merger is subject to the approval of PXP’s stockholders.  On April 18, 2013, PXP announced that it will hold a speical meeting of its stockholders on May 20, 2013, to vote on the proposed FCX/PXP merger.  The FCX/PXP merger is also expected to close in the second quarter of 2013, subject to satisfaction of all conditions to closing. PXP owns 51 million shares of McMoRan common stock, which PXP acquired in December 2010 as part of an asset acquisition.

From October 2012 through January 2013, we completed oil and gas property sales for aggregate proceeds of approximately $135.3 million, and the properties associated with the sales represented approximately 18 percent of our 2012 annual production and 14 percent of estimated proved reserves at December 31, 2012. Approximately $79 million of these proceeds were received in the first quarter of 2013.

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

On January 28, 2013, we completed the sale of certain of our Breton Sound area properties to Century Exploration New Orleans, LLC (Century). Consideration consisted of the assumption of related abandonment obligations by Century of approximately $4.6 million and payment by us to Century of $0.6 million (the Century Sale). The properties involved in the Century Sale represented approximately two percent of our total average daily production for the fourth quarter of 2012 and less than one percent of our total estimated reserves at December 31, 2012.  Independent reserve engineers’ estimates of proved reserves for the properties involved in the Century Sale at December 31, 2012 totaled approximately 16,600 barrels of oil and natural gas liquids and 0.4 billion cubic feet of natural gas (0.5 billion cubic feet of natural gas equivalents). As of December 31, 2012 the estimated present value of future net cash flows discounted at 10 percent (PV-10) was negative. The Century Sale was effective October 1, 2012 (Note 3).

During the three months ended March 31, 2013, we paid $114.5 million for capital-related projects primarily associated with our exploration activities. Drilling results, follow on development opportunities and general market factors will determine our level of future capital expenditures for the remainder of 2013 and beyond, as capital spending will continue to be driven by opportunities and the availability of capital.

Substantial capital expenditures have been and will continue to be required in our exploration and development activities, especially for the development and exploitation of our significant ultra-deep exploration and development projects. Our capital expenditures have been financed in part with internally generated cash from operations, the continued availability of which is dependent on a number of variables including production from our existing proved reserves, sales prices for natural gas and oil, and our ability to acquire, locate and produce new reserves.  We have also financed our capital expenditures with proceeds from debt and equity financings and participation by partners in exploration and development projects. Our ongoing exploration and development activities require substantial financial resources, which we believe can be met following completion of the FCX/MMR merger discussed above. Should the completion of the FCX/MMR merger not occur, we expect to continue to financially support our near-term operating requirements and a limited capital expenditure budget with cash on hand, internally generated cash from operations and if required, potential asset sales, joint venture transactions or other financings. On a longer-term basis additional capital would be required to continue our aggressive drilling and development program, the funding for which would require additional asset sales, debt, equity, partnering or other financing arrangements.

North American Natural Gas and Oil Market Environment

Our first quarter 2013 production volumes were comprised of approximately 54 percent natural gas and 46 percent oil and natural gas liquids, while our revenues were derived 76 percent from oil and natural gas liquids and 24 percent from natural gas. North American natural gas averaged $3.49 per MMbtu during the first quarter of 2013.  The spot price for natural gas was $4.03 per MMbtu on May 2, 2013.  The average oil price for the first quarter of 2013 was $94.41 per barrel and the spot price for oil was $93.95 per barrel on May 2, 2013.  Future oil and natural gas prices are subject to change and these changes are not within our control (see Item 1A. “Risk Factors” included in the 2012 Form 10-K).

In the first half of 2012, the spot price for natural gas fell below $2.00 per MMbtu; however, natural gas prices have improved in recent months from the 10-year lows seen in 2012. The improvement in natural gas prices has resulted from lower than expected injections into storage driven by cooler-than-normal weather conditions and coal displacement. While market observers expect near-term prices to remain under pressure, some analysts expect natural gas prices to improve over the longer term with industry-led drilling directed to oil and natural gas liquids plays, reduced shale gas drilling activity and industrial consumption increases in response to low prices. Prolonged weak natural gas market conditions would likely have a negative impact on our results of operations and financial condition and may require us to reduce planned capital spending and adjust aspects of our current business strategy.

OPERATIONAL ACTIVITIES

Production Update
First-quarter 2013 production averaged  103 MMcfe/d net to us, compared with 156 MMcfe/d in the first quarter of 2012.  Production is expected to average approximately 95 MMcfe/d in the second quarter of 2013. McMoRan’s estimated production rates are dependent on the timing of planned recompletions, production performance, weather and other factors.

Production from the Flatrock field averaged a gross rate of approximately 89 MMcfe/d (37 MMcfe/d net to us) in the first quarter of 2013, compared with 136 MMcfe/d (56 MMcfe/d net to us) in the first quarter of 2012.  Production from Flatrock is expected to be lower for 2013 compared to 2012 as a result of declines in the currently producing zones.  Following depletion of currently producing zones, we are planning several recompletions to additional pay zones which are expected to increase production in future years. We own a 55.0 percent working interest and a 41.3 percent net revenue interest in the Flatrock field.

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

We have incurred drilling costs for in-progress and/or unproven exploratory wells totaling approximately $1.2 billion at March 31, 2013. In addition, our allocated costs for the working interests acquired in properties associated with our current in-progress and unproven wells totaled $693.5 million at March 31, 2013.

Lineham Creek Onshore Well
The Lineham Creek exploration prospect, which is located onshore in Cameron Parish, Louisiana, is currently drilling below the salt weld at 29,400 feet. In November 2012, the well encountered pay sands above 24,000 feet, as identified by wireline logs.  Independent reserve engineers retained by us have assigned initial estimates of proved, probable and possible reserves associated with interim drilling results through December 31, 2012, from the sands encountered above 24,000 feet in this ultra-deep exploratory well including 12.9 Bcfe of net proved reserves, 46.6 Bcfe of net probable reserves and 82.2 Bcfe of net possible reserves. These proved reserves are believed to be the first proved reserves to be recorded in the sub-salt, ultra-deep trend. Development plans will be determined following completion of drilling and evaluation of the well’s deeper objectives. The well, which is targeting Eocene and Paleocene objectives below the salt weld, has a proposed total depth of 30,500 feet.  We hold a 36.0 percent working interest. Our investment in Lineham Creek totaled $62.4 million at March 31, 2013.

Lomond North Onshore Well
The Lomond North ultra-deep prospect, which is located onshore in the Highlander area, primarily in St. Martin Parish, Louisiana, is currently drilling below 18,400 feet. This exploratory well has a proposed total depth of 30,000 feet and is targeting Eocene, Paleocene and Cretaceous objectives below the salt weld.  We control rights to approximately 80,000 gross acres in Iberia, St. Martin, Assumption and Iberville Parishes, Louisiana.  We are operator and currently hold a 72.0 percent working interest. Our investment in Lomond North totaled $66.8 million at March 31, 2013.

Davy Jones
Davy Jones No. 1 completion activities were initiated in the fourth quarter of 2011, and initial flow testing procedures were attempted in March 2012; however we encountered mechanical issues with the well’s originally designed perforating equipment. Subsequent activities to flow the well were conducted in 2012, and additional procedures to achieve a measurable flow rate are required. Future plans will incorporate data gained to date at Davy Jones as well as core and log data from the in-progress well at Lineham Creek, located onshore approximately 50 miles northwest of Davy Jones. The rig was moved off location in February 2013 while a large-scale hydraulic fracture treatment is designed to penetrate the Wilcox reservoirs to facilitate hydrocarbon movement into the wellbore. Our investment in well drilling, completion and other costs specifically attributable to Davy Jones No. 1 approximated $339.4 million as of March 31, 2013.

Long-lead equipment required for completing and testing Davy Jones No. 2 is expected to be available in the third quarter of 2013. The Davy Jones complex is located on a 20,000 acre structure that has multiple additional drilling opportunities.

We expect to commence operations at the Davy Jones complex prior to July 24, 2013 or request approval of a lease expiration extension by the Bureau of Safety and Environmental Enforcement of the United States Department of the Interior (BSEE).

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

We are the operator and hold a 63.4 percent working interest and a 50.2 percent net revenue interest in the Davy Jones complex.  Our total investment in the Davy Jones complex, which includes $474.8 million in allocated property acquisition costs, totaled approximately $1.0 billion at March 31, 2013.

Blackbeard East
The Blackbeard East ultra-deep well (South Timbalier Block 144 #1 BP1 well), is located in 80 feet of water, and was drilled to a total depth of 33,318 feet in January 2012.  Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Upper Miocene, Middle Miocene, Frio, Vicksburg, and Sparta carbonate.  Our lease rights to South Timbalier Block 144 were scheduled to expire on August 17, 2012. Prior to the expiration, we submitted an application for Suspension of Production (SOP) to the BSEE to allow us to continue to hold our rights to the lease. In addition, we subsequently submitted to BSEE an Application for Permit Modification (APM) related to our development plans for Blackbeard East to test and complete the Middle Miocene sands in the South Timbalier 144 #1 BP1 well. In April 2013 BSEE approved our APM for completion of the Blackbeard East well. We continue to pursue, with BSEE, approval of a unit to facilitate development of the Blackbeard East prospect.  The unit would consist of South Timbalier Blocks 144, 145, 164 and 165. We continue to hold our rights to the South Timbalier 144 lease while the SOP application is under administrative consideration by BSEE. Our ability to continue to preserve our interest in the South Timbalier 144 lease will require final approval of the SOP from BSEE, and our ability to continue to preserve the entirety of the Blackbeard East prospect will require final approval by BSEE of the SOP and the unit.

We hold a 72.0 percent working interest and a 57.4 percent net revenue interest in Blackbeard East.  Our total investment in Blackbeard East, which includes $130.5 million in allocated property acquisition costs, totaled $311.4 million at March 31, 2013.

Lafitte
The Lafitte ultra-deep exploration well, which is located on Eugene Island Block 223 in 140 feet of water, was drilled to a total depth of 34,162 feet in March 2012. Exploration results from the well indicate the presence of hydrocarbons below the salt weld in geologic formations including Middle/Lower Miocene, Frio, Jackson, Yegua, and Sparta carbonate. Our lease rights to Eugene Island Block 223 were scheduled to expire on October 8, 2012. Prior to the lease expiration, we submitted our initial development plans to complete and test the Jackson/Yegua sands in the upper Eocene of Lafitte to BSEE. This completion will require the development of 30,000 psi equipment. We continue to hold our rights to this lease while the development plans are under administrative consideration by BSEE.

We hold a 72.0 percent working interest and a 58.3 percent net revenue interest in Lafitte.  Our total investment in Lafitte, which includes $35.8 million in allocated property acquisition costs, totaled $198.3 million at March 31, 2013.

Blackbeard West Unit
The Blackbeard West No. 1 ultra-deep exploration well on South Timbalier Block 168, which was drilled to a total depth of 32,997 feet in October 2008 and logs below 30,067 feet indicated potential hydrocarbon bearing zones measuring 220 net feet requiring further evaluation.  The well has been temporarily abandoned while we evaluate whether to drill deeper or complete the well to test the existing zones. Our lease rights to the Blackbeard West Unit (including Blackbeard West No. 1) are currently held by activities associated with Blackbeard West No. 2 (discussed below) while our evaluation of Blackbeard West No. 1 continues. We hold a 69.4 percent working interest and a 56.5 percent net revenue interest in Blackbeard West No. 1. Our investment in the Blackbeard West No. 1 drilling costs approximated $31.1 million at March 31, 2013.

The Blackbeard West No. 2 ultra-deep exploration well on Ship Shoal Block 188 was drilled to a total depth of 25,584 feet in January 2013. Through logs and core data, we have identified three potential hydrocarbon bearing Miocene sand sections between approximately 20,800 and 24,000 feet.  Initial completion efforts are expected to focus on the development of approximately 50 net feet of laminated sands in the Middle Miocene located at approximately 24,000 feet.  Additional development opportunities in the well bore include approximately 80 net feet of potential low-resistivity pay at approximately 22,400 feet and an approximate 75 foot gross section at approximately 20,900 feet.  Pressure and temperature data indicate that a completion at these depths could utilize conventional equipment and technologies.  Completion plans are under development for submission to BSEE in connection with the overall Blackbeard West Unit plan. We hold a 69.4 percent working interest and a 53.1 percent net revenue interest in Ship Shoal Block 188.  Our investment in Blackbeard West No. 2 totaled $92.9 million at March 31, 2013. In addition, we have approximately $27.6 million of leasehold costs for the Blackbeard West Unit resulting from allocated property acquisition costs.

Hurricane Deep
The Hurricane Deep well, which is located in 12 feet of water on South Marsh Island Block 217, was drilled to a total depth of 21,378 feet in July 2011. Log results indicated the presence of Operc and Gyro sands that we determined could be pursued in an updip location. The well was temporarily abandoned to preserve the wellbore while we evaluate opportunities to sidetrack or deepen the well. Our total investment in Hurricane Deep, which includes $24.8 million in allocated property acquisition costs, totaled $55.5 million at March 31, 2013.

If current or future activities are not successful in generating production that will allow us to recover all or a portion of our investment in any of our in-progress and/or unproven wells, we may be required to write down our investment in such properties.

Acreage Position
As of March 31, 2013, we owned or controlled (through farm-in, farm-out, options or other arrangements) interests in 942 oil and gas leases in the Gulf of Mexico and onshore Louisiana and Texas covering approximately 797,000 gross acres (474,000 acres net to our interests). Our acreage position includes 613,000 gross acres (369,000 acres net to our interests) located on the outer continental shelf of the Gulf of Mexico. This acreage position includes approximately 388,000 gross acres associated with our ultra-deep gas play. Approximately 102,000 net acres (66,000 net acres associated with ultradeep properties) owned by us are scheduled to expire over the remainder of 2013; however, a significant portion of this acreage is expected to be retained by drilling operations or other means.

RESULTS OF OPERATIONS

Our first-quarter 2013 operating income of $63.7 million includes (a) gains totaling $76.8 million on the sale of certain oil and gas properties; (b) oil and gas property impairment charges of $19.1 million; (c) $3.7 million in charges related to stock-based compensation expense; and excludes (d) approximately $13.2 million in interest expense capitalized to in-progress drilling projects.

Our first-quarter 2012 operating income of $8.4 million includes (a) oil and gas property impairment charges of $7.1 million; (b) $8.5 million in charges related to stock-based compensation expense; and excludes (c) approximately $14.3 million in interest expense capitalized to in-progress drilling projects.

Summarized operating data follows:

	First Quarter
	2013	2012
Sales Volumes
Gas (thousand cubic feet, or Mcf)	5,063,300	8,795,100
Oil (barrels)	456,800	610,100
Natural gas liquids (barrels)	250,800	288,600
Average Realizations
Gas (per Mcf)	$ 3.74	$ 2.59
Oil (per barrel)	$ 110.19	$ 112.70
Natural gas liquids (NGLs) (per barrel)	36.67	53.76
All hydrocarbon products (per Mcf equivalent)	8.43	7.54

Oil and Gas Operations
Revenues.   A summary of increases (decreases) in our oil and natural gas revenues between the periods follows (in thousands):

First
Quarter
Oil and natural gas revenues – 2012 period	$107,084
Increase (decrease)
Price realizations:
Natural gas	5,823
Oil and condensate	(1,147)
Sales volumes:
Natural gas	(9,665)
Oil and condensate	(17,277)
NGL revenue	(6,322)
Other	40
Oil and natural gas revenues – 2013 period	$78,536

Our oil and natural gas sales volumes totaled 9.3 billion cubic feet of natural gas equivalents (Bcfe) in the first quarter of 2013, a 35 percent decrease from the 14.2 Bcfe of sales volume generated in the first quarter of 2012. The decrease in sales volumes between comparable periods is primarily due to the sale of certain oil and gas properties during the fourth quarter of 2012 and in January 2013 as well as expected production declines associated with certain of our maturing oil and gas properties. Average realizations received for natural gas sold during the first quarter of 2013 increased 44 percent from amounts received in the first quarter of 2012. Average realizations received for oil sold during the first quarter of 2013 decreased two percent from amounts received in the first quarter of 2012, and average realizations received for NGLs sold during the first quarter of 2013 decreased 32 percent from amounts received in the first quarter of 2012 (see “North American Natural Gas and Oil Market Environment” above).  Our service revenues totaled $2.9 million in the first quarter of 2013 and $3.6 million in the first quarter of 2012.

Production and delivery costs. The following table reflects our production and delivery costs for the quarters ended March 31, 2013 and 2012 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2013	Mcfe	2012	Mcfe
Lease operating expense	$21.2	$2.28	$26.6	$1.87
Workover and major expense costs	2.9	0.31	4.1	0.29
Insurance	3.3	0.36	1.6	0.11
Transportation, production taxes, and plant processing fees	5.1	0.55	6.2	0.44
Other	0.1	0.01	0.2	0.01
Total	$32.6	$3.51	$38.7	$2.72

 Lease operating expense (LOE) decreased approximately $5.4 million in the first quarter of 2013 compared to the first quarter of 2012 due to decreased production primarily resulting from the sale of certain oil and gas properties in the fourth quarter of 2012 and early in January 2013 as well as expected production declines associated with certain of our maturing oil and gas properties. Workover and major expense costs decreased approximately $1.2 million in the first quarter of 2013 compared to the first quarter of 2012 period reflecting lower maintenance and other expense projects. The $1.7 million increase in insurance costs from the first quarter of 2012 to the first quarter of 2013 resulted primarily from additional premiums for windstorm coverage included under our current insurance program.

Depletion, depreciation and amortization expense.   The following table reflects the components of our depletion, depreciation and amortization expense for the quarters ended March 31, 2013 and 2012 (in millions, except per Mcfe amounts):

	First Quarter
		Per		Per
	2013	Mcfe	2012	Mcfe
Depletion and depreciation expense	$15.4	$1.65	$29.1	$2.05
Accretion expense	1.9	0.20	5.6	0.40
Impairment charges/losses	19.1	2.06	7.1	0.50
Total	$36.4	$3.91	$41.8	$2.95

Our depletion, depreciation and amortization rates are directly affected by estimates of proved reserve quantities, which are subject to revisions over time as changes in reserve estimates and fluctuations in the recorded amounts of property, plant and equipment and asset retirement obligations occur. The decrease in overall depletion, depreciation and amortization expense in the first quarter 2013 is primarily a result of the sale of certain oil and gas properties during the fourth quarter of 2012 and in January 2013 as well expected production declines associated with certain of our maturing oil and gas properties.

The decrease in accretion expense in the first quarter of 2013 compared to the first quarter of 2012 primarily resulted from an approximate $3 million decrease in adjustments to oil and gas property asset retirement obligations.

Accounting rules require the carrying value of proved oil and gas property costs to be assessed for possible impairment under certain circumstances and reduced to fair value by a charge to earnings if impairment is deemed to have occurred.  Conditions affecting current and estimated future cash flows that could require impairment charges include, but are not limited to, lower than anticipated oil and natural gas prices, decreased production, increased development, production and reclamation costs and downward revisions of reserve estimates. Our first quarter 2013 results include impairment charges of $19.1 million relating to well performance reserve revisions. We recorded impairment charges of $7.1 million during the first quarter of 2012, reflecting higher than anticipated recompletion costs, a decline in market prices for natural gas, well performance issues, and other economic factors.

As more fully explained in Item 1A, “Risk Factors” in the 2012 Form 10-K any one or more of the conditions described above could require additional impairment charges to be recorded in future periods.

Exploration Expenses.  Summarized exploration expenses follow (in millions):

	First Quarter
	2013		2012
Geological and geophysical,
including 3-D seismic purchases a	$3.8		$6.1
Non productive exploratory costs, including
related lease costs	0.5		-
Other	5.8	b	1.9	c
	$10.1		$8.0

a.
Includes compensation costs associated with outstanding stock-based awards totaling $0.9 million in the first quarter of 2013 and $4.2 million in the first quarter of 2012 (see “Stock-Based Compensation” below and Note 6).

b.
Includes $4.2 million related to a contractual arrangement with a third party for reimbursement of operating, maintenance and reclamation costs for facilities associated with certain key exploration acreage.

c.	Includes $2.9 million in stand-by rig charges. These charges were partially offset by $1.9 million in net reductions to estimated insurance costs for drilling-related projects.

Other Financial Results
Operating
General and administrative expense totaled $15.3 million in the first quarter of 2013 and $14.9 million in the first quarter of 2012.  The net increase is primarily related to $1.9 million of costs related to the FCX/MMR merger incurred in the first quarter of 2013 partially offset by reductions in stock option expense of $1.4 million.

We recognized no insurance recoveries during the quarter ended March 31, 2013. Approximately $1.2 million of insurance proceeds related to a property damage claim was recorded in the first quarter of 2012.

Stock-Based Compensation.  Compensation cost charged against earnings for stock-based awards follows (in thousands):

	First Quarter
	2013	2012
General and administrative expenses	$2,787	$4,229
Exploration expenses	944	4,239
Main Pass Energy HubTM costs	6	36
Total stock-based compensation cost	$3,737	$8,504

On January 28, 2013, our Board of Directors granted 928,000 stock options to our employees at an exercise price of $15.91 per share (the 2013 stock options). The weighted average per share fair value of the 2013 stock options was $10.42, and the 2013 stock options become exercisable in 25 percent annual increments beginning one year from the date of grant, expiring ten years after the grant date. We recorded $ 1.0 million in compensation costs related to stock options granted to retiree-eligible employees which, under the terms of our employee stock option plans, results in one-year’s compensation expense being immediately recognized at the effective date of the stock option grant. On February 6, 2012, our Board of Directors granted 1,953,500 stock options to our employees at an exercise price of $13.00 per share, including immediately exercisable options for an aggregate of 445,000 shares, which were issued to our Co-Chairmen and Treasurer in lieu of cash compensation in 2012 (collectively, the 2012 stock options). The weighted average per share fair value of the 2012 stock options was $8.80.  We recorded $ 5.9 million in charges related to immediately vested 2012 stock options. There were no immediately vested 2013 stock options granted in the first quarter of 2013, and no stock options were granted to our Co-Chairmen or Treasurer.

As of March 31, 2013, total compensation cost related to nonvested approved stock option awards not yet recognized in earnings was approximately $21.7 million, which is expected to be recognized over a weighted average period of approximately two years.

Under the terms of our stock incentive plans, unvested stock options, excluding the 2013 stock options, become fully vested and exercisable upon a change of control with respect to our ownership. However, specifically with respect to the FCX/MMR merger, our executive officers have waived their rights to the accelerated vesting provisions of the McMoRan stock options they currently hold.

Non-Operating
All interest expense was capitalized during the first quarters of 2013 and 2012. Capitalized interest totaled $13.2 million in the first quarter of 2013 and $14.3 million in the first quarter of 2012.

Discontinued Operations
Our discontinued operations incurred net losses of $0.8 million in the first quarter of 2013 and $3.1 million in the first quarter of 2012, which includes $1.7 million of adjustments related to increased cost estimates of reclamation activities associated with certain former sulphur mining related properties.

CAPITAL RESOURCES AND LIQUIDITY

The table below summarizes our cash flow information by categorizing the information as cash provided by or (used in) operating activities, investing activities and financing activities and distinguishing between our continuing operations and discontinued operations (in millions):

	First Quarter
	2013	2012
Continuing operations
Operating	$28.8	$41.9
Investing	(35.5)	(165.1)
Financing	(4.6)	(10.7)

Discontinued operations
Operating	0.1	(3.1)
Investing	-	-
Financing	-	-

Total cash flow
Operating	28.9	38.8
Investing	(35.5)	(165.1)
Financing	(4.6)	(10.7)

First-Quarter 2013 Cash Flows Compared with First-Quarter 2012 Cash Flows

Operating Cash Flows
Our operating cash flows of $28.8 million in the first quarter of 2013 was lower than the $41.9 million in the first quarter of 2012 primarily as a result of $29.2 million in lower revenues, a $1.2 million reduction in insurance recoveries, $3.4 million in higher exploration expenditures and $1.8 million in higher cash-related general and administrative expenses, offset by $14.6 million in working capital and other changes between the first quarters of 2013 and 2012, $4.6 million in lower reclamation expenditures and $6.0 million in lower production and delivery costs.

Investing Cash Flows
Our investing cash flows reflect exploration, development and other capital expenditures associated with our oil and gas activities (see “Oil and Gas Activities” above).  Our exploration, development and other capital expenditures totaled $114.5 million for the first quarter of 2013 and $165.1 million for the first quarter of 2012. The decrease in capital expenditures is primarily due to decreased drilling and development activities in our ultra-deep operations in the first quarter of 2013. Proceeds from the sale of oil and gas properties of $79 million were realized as cash provided by investing activities in 2013 with no such proceeds from sales of properties realized in 2012.

Financing Cash Flows
Our continuing operations’ financing activities included payments of dividends on our 5.75% convertible perpetual preferred stock (5.75% preferred stock) and our 8% convertible perpetual preferred stock (8% preferred stock) totaling $10.3 million in both the first quarters of 2013 and 2012. Proceeds from the exercise of stock options were approximately $6.1 million higher in the first quarter of 2013 compared to the first quarter of 2012 resulting in additional cash provided by financing activities.

Senior Secured Revolving Credit Facility
We have a variable rate senior secured revolving credit facility (credit facility) that is secured by substantially all of MOXY’s oil and gas properties and matures on June 30, 2016, provided that the credit facility will mature on August 16, 2014 if our 11.875% senior notes are not redeemed or refinanced with senior notes with a term extending at least through 2016 by that date.  The credit facility’s borrowing capacity is $150 million. There were no borrowings outstanding under the credit facility as of March 31, 2013. As of December 31, 2012 a $100 million letter of credit (LOC) in favor of a third party beneficiary for reclamation surety was outstanding against the credit facility. In January 2013, we reached an agreement with the beneficiary to suspend the LOC requirement through June 30, 2013.

Availability under the credit facility is subject to a borrowing base which is subject to redetermination by our lenders semi-annually each April and October. In the fourth quarter of 2012, in connection with the semi-annual redetermination of our borrowing base, our lenders affirmed the $150 million borrowing base subject to a continuing priority lien on $35 million of cash deposited in a separate deposit account until the next redetermination (in the second quarter of 2013). In February 2013, after giving effect to the sales of oil and gas properties in January 2013 (Note 3), the amount of cash required for the separate account deposit was increased to $60 million. Use of the cash is unrestricted; however, to the extent we use any portion of the cash prior to completion of the next redetermination, the borrowing base would be reduced on a dollar for dollar basis.

The credit facility includes covenants and other restrictions customary for oil and gas borrowing base credit facilities.  We are currently in compliance with these covenants.

Senior Notes and Convertible Senior Notes
The following debt instruments were outstanding as of March 31, 2013 ($ in millions):

Amount
11.875% senior notes (due 2014)	$300.0
5¼% convertible senior notes (due 2013)	67.8
4% convertible senior notes, net of $10.0 discount (due 2017)	190.0
Credit facility	-
Total debt	$557.8

For additional information regarding our outstanding debt terms and related transactions, see Note 7 of the 2012 Form 10-K.

Capital Spending
Substantial capital expenditures have been and will continue to be required in our exploration and development activities, especially for the development and exploitation of our significant ultra-deep exploration and development projects. Our capital expenditures have been financed in part with internally generated cash from operations, the continued availability of which is dependent on a number of variables including production from our existing proved reserves, sales prices for natural gas and oil, and our ability to acquire, locate and produce new reserves.  We have also financed our capital expenditures with proceeds from debt and equity financings and participation by partners in exploration and development projects. Our ongoing exploration and development activities require substantial financial resources, which we believe can be met following completion of the FCX/MMR merger. Should the FCX/MMR merger not occur, we expect to continue to financially support our near-term operating requirements and a limited capital expenditure budget with cash on hand, internally generated cash from operations and if required, potential asset sales, joint venture transactions or other financings. On a longer-term basis additional capital would be required to continue our aggressive drilling and development program, the funding for which would require additional asset sales, debt, equity, partnering or other financing arrangements.

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

On January 4, 2013, the Department of Energy authorized MPEH™ to export domestically produced LNG by vessel from the proposed MPEH™ to any country that has or subsequently enters into a free trade agreement (FTA) with the United States. The approval allows export of up to 24 million tonnes of LNG per annum (3.2 Bcf per day) for a 30-year term, beginning on the earlier of the date of first export or 8 years from the date the authorization was issued (or January 4, 2021), pursuant to one or more long-term contracts with third parties that do not exceed the term of the authorization.  A non-FTA application seeking approval to export to countries without free trade agreements with the United States was submitted in February 2013. MPEH™ is currently the only project being pursued under Marad jurisdiction.

We are engaged in studies to define the MPEH™ project and related permitting requirements and are developing commercial arrangements required to support the significant capital investments involved in the MPEH™ project. The ultimate outcome of our efforts to enter into commercial arrangements on reasonable terms to develop the MPEH™ project and obtain additional financing to fund the MPEH™ project is subject to various uncertainties, many of which are beyond our control.  For additional information regarding the MPEHtm project, see “Main Pass Energy Hubtm Project” in Part 1, Items 1. and 2. “Business and Properties” in the 2012 Form 10-K.

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

We caution readers that forward-looking statements are not guarantees of future performance or exploration and development success, and our actual exploration experience and future financial results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, those associated with general economic and business conditions, failure to realize expected value creation from acquired properties, variations in the market demand for, and prices of, oil and natural gas, drilling results, unanticipated fluctuations in flow rates of producing wells due to mechanical or operational issues (including those experienced at wells operated by third parties where we are a participant), changes in oil and natural gas reserve expectations, the potential adoption of new governmental regulations, unanticipated hazards for which we have limited or no insurance coverage, failure of third party partners to fulfill their capital and other commitments, the ability to satisfy future cash obligations and environmental costs, adverse conditions, such as high temperatures and pressure that could lead to mechanical failures or increased costs, the ability to retain current or future lease acreage rights, the ability to obtain regulatory approvals and significant project financing for the potential MPEHTM project, the failure to consummate the merger with FCX, access to capital to fund drilling activities, as well as other general exploration and development risks and hazards, and other factors described in Part I, Item 1A. “Risk Factors” included in our 2012 Form 10-K.

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

__________________________

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2012.

Item 4.   Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that the design and operation of our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business.  Management believes that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations.

Between December 11, 2012 and December 26, 2012, ten putative class actions challenging the FCX/MMR merger were filed on behalf of all of our stockholders by purported McMoRan stockholders.  Nine were filed in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”).  On January 9, 2013, one of the actions was voluntarily dismissed by the plaintiff. On January 25, 2013, the Delaware Court of Chancery consolidated the remaining eight actions into a single action, In re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN. One action was also filed on December 19, 2012 in the Civil District Court for the Parish of Orleans of the State of Louisiana: Langley v. Moffett et al., No. 2012-11904. The actions name some or all of the following as defendants: McMoRan and our directors, FCX, the Gulf Coast Ultra Deep Royalty Trust, INAVN Corp., a wholly-owned subsidiary of FCX (the “merger sub”), another subsidiary of FCX, and PXP. The lawsuits allege, among other things, that members of our board of directors breached their fiduciary duties to our stockholders because they, among other things, pursued their own interests at the expense of stockholders, failed to maximize stockholder value with respect to the FCX/MMR merger, and failed to disclose material facts regarding the FCX/MMR merger, and that FCX, the merger sub and PXP aided and abetted that breach of fiduciary duties. The consolidated Delaware action also asserts breach of contract claims against FCX and PXP derivatively on behalf of McMoRan. These lawsuits seek, among other things, an injunction barring or rescinding the FCX/MMR merger, damages, and attorney’s fees and costs.

In addition, between December 14, 2012 and March 5, 2013, fourteen derivative actions challenging the FCX/MMR merger and/or the FCX/PXP merger were filed on behalf of FCX by purported FCX stockholders.  Eleven were filed in the Delaware Court of Chancery, and three were filed in the Superior Court of the State of Arizona, County of Maricopa (the “Arizona Superior Court”).  On January 25, 2013, the Delaware Court of Chancery consolidated ten of the Delaware actions into a single action, In re

Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN. An eleventh Delaware action, Stephen Blau MD Money Purchase Pension Plan Trust v. Moffett et al., No. 8384-VCN, filed March 5, 2013 has not yet been consolidated.  By orders dated January 17, 2013 and February 8, 2013, the Arizona Superior Court consolidated  the Arizona actions into In re Freeport-McMoRan Derivative Litigation, No. CV2012-018351. The parties to the consolidated Delaware action have agreed to allow the Arizona plaintiffs to intervene in the consolidated Delaware action, and the Arizona plaintiffs have agreed to seek a permanent stay of the Arizona action. The actions name some or all of the following as defendants: the directors and certain officers of FCX, two FCX subsidiaries, McMoRan and certain of our directors and officers, and PXP and certain of PXP’s directors. These lawsuits allege, among other things, that the FCX directors breached their fiduciary duties to FCX stockholders because they, among other things, pursued their own interests at the expense of stockholders in approving the FCX/MMR merger and the FCX/PXP merger.  These lawsuits further allege that the other defendants aided and abetted that breach of fiduciary duties. These lawsuits seek, among other things, an injunction barring or rescinding both the FCX/MMR merger and the FCX/PXP merger and requiring submission of both the FCX/MMR merger and the FCX/PXP merger to a vote of FCX stockholders, damages, and attorneys’ fees and costs.

The MMR plaintiffs have filed a motion for preliminary injunction. The FCX plaintiffs have told the court that they do not intend to file a motion for preliminary injunction.  McMoRan believes the lawsuits are without merit and intends to defend vigorously against them.

Item 1A.  Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of the 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
(c)           The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs a

January 1-31, 2013	-	$ -	-	300,000
February 1-28, 2013	-	-	-	300,000
March 1-31, 2013	-	-	-	300,000

Total	-	$ -	-	300,000

a.
Our Board of Directors has approved an open market share purchase program for up to 2.5 million shares of McMoRan common stock. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2013 and 0.3 million shares remain available for purchase.

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
and Secretary
(authorized signatory and Principal
Financial Officer)

Date: May 6, 2013

McMoRan Exploration Co.
Exhibit Index

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of McMoRan		10-K	001-07791	02/29/2012
3.2	Amended and Restated By-Laws of McMoRan as amended effective February 1, 2010		8-K	001-07791	02/03/2010
4.1	Form of Certificate of McMoRan Common Stock		S-4	333-61171	10/06/1998
4.2	First Supplemental Indenture dated as of November 14, 2007, by and between McMoRan and the Bank of New York, as trustee (related to the 11.875% Senior Notes due 2014)		8-K	001-07791	11/15/2007
4.3	Indenture dated December 30, 2010, by and among McMoRan and U.S. Bank National Association, as trustee		8-K	001-07791	01/04/2011
4.4	Indenture dated September 13, 2012, by and among McMoRan and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-07791	09/13/2012
15.1	Letter dated May 6, 2013 from Ernst & Young LLP regarding unaudited interim financial statements	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

–––––––––––––––––––––––––

E-1